Form 10-Q
period 2019-06-30
STERIS plc
filed 2019-08-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission File Number 001-38848
STERIS plc
(Exact name of registrant as specified in its charter)

Ireland			98-1455064
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

70 Sir John Rogerson's Quay,	Dublin 2,	Ireland	D02 R296
(Address of principal executive offices)			(Zip code)

353 1 232 2000
(Registrant’s telephone number, including area code)
_______________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading symbol(s)	Name of Exchange on Which Registered
Ordinary Shares, $0.001 par value	STE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company,” and Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 2, 2019: 84,686,637

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,067	$220,633
Accounts receivable (net of allowances of $10,606 and $9,645 respectively)	509,655	564,830
Inventories, net	233,587	208,243
Prepaid expenses and other current assets	62,973	60,029
Total current assets	1,044,282	1,053,735
Property, plant, and equipment, net	1,054,217	1,031,582
Lease right-of-use assets, net	122,521	—
Goodwill	2,347,329	2,322,928
Intangibles, net	602,179	604,614
Other assets	59,195	60,212
Total assets	$5,229,723	$5,073,071
Liabilities and equity
Current liabilities:
Accounts payable	$135,487	$152,913
Accrued income taxes	25,041	15,460
Accrued payroll and other related liabilities	69,303	109,058
Lease obligations due within one year	20,139	—
Accrued expenses and other	182,804	187,765
Total current liabilities	432,774	465,196
Long-term indebtedness	1,210,003	1,183,227
Deferred income taxes, net	154,385	151,038
Long-term lease obligations	102,488	—
Other liabilities	85,071	87,812
Total liabilities	$1,984,721	$1,887,273
Commitments and contingencies (see Note 8)
Ordinary shares, with $.001 and $75.00 par value, respectively; 500,000 shares authorized; 84,754 and 84,517 ordinary shares issued and outstanding, respectively	1,996,354	1,998,564
Retained earnings	1,397,390	1,339,024
Accumulated other comprehensive loss	(156,844)	(159,778)
Total shareholders’ equity	3,236,900	3,177,810
Noncontrolling interests	8,102	7,988
Total equity	3,245,002	3,185,798
Total liabilities and equity	$5,229,723	$5,073,071

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues:
Product	$307,735	$278,790
Service	389,068	359,968
Total revenues	696,803	638,758
Cost of revenues:
Product	160,959	146,602
Service	230,001	223,106
Total cost of revenues	390,960	369,708
Gross profit	305,843	269,050
Operating expenses:
Selling, general, and administrative	178,781	158,406
Research and development	15,585	16,220
Restructuring expenses	1,389	—
Total operating expenses	195,755	174,626
Income from operations	110,088	94,424
Non-operating expenses, net:
Interest expense	10,445	11,740
Interest income and miscellaneous expense	233	(367)
Total non-operating expenses, net	10,678	11,373
Income before income tax expense	99,410	83,051
Income tax expense	14,633	12,773
Net income	84,777	70,278
Less: Net income attributable to noncontrolling interests	187	287
Net income attributable to shareholders	$84,590	$69,991

Net income per share attributed to shareholders
Basic	$1.00	$0.83
Diluted	$0.99	$0.82
Cash dividends declared per share ordinary outstanding	$0.34	$0.31

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income	$84,777	$70,278
Less: Net income attributable to noncontrolling interests	187	287
Net income attributable to shareholders	84,590	69,991

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $170 and $169, respectively)	(505)	(410)
Change in cumulative currency translation adjustment	3,439	(130,401)
Total other comprehensive income (loss)	2,934	(130,811)
Comprehensive income (loss)	$87,524	$(60,820)

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Operating activities:
Net income	$84,777	$70,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	47,102	46,854
Deferred income taxes	(612)	225
Share-based compensation expense	5,537	5,237
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	61	(568)
Loss on sale of businesses, net	2,426	444
Other items	596	(21,081)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	57,620	39,225
Inventories, net	(24,622)	(34,063)
Other current assets	(2,480)	(2,424)
Accounts payable	(17,276)	(1,883)
Accruals and other, net	(43,792)	(1,465)
Net cash provided by operating activities	109,337	100,779
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(49,794)	(27,726)
Proceeds from the sale of property, plant, and equipment	18	2,795
Proceeds from the sale of businesses	439	(196)
Purchase of investments	—	(4,955)
Acquisition of businesses, net of cash acquired	(34,970)	—
Other	—	(4,784)
Net cash used in investing activities	(84,307)	(34,866)
Financing activities:
Proceeds (payments) under credit facilities, net	27,861	18,443
Deferred financing fees and debt issuance costs	(1,206)	(298)
Acquisition related deferred or contingent consideration	(452)	(685)
Repurchases of ordinary shares	(14,886)	(33,844)
Cash dividends paid to ordinary shareholders	(28,823)	(26,265)
Stock option and other equity transactions, net	9,899	3,435
Net cash used in financing activities	(7,607)	(39,214)
Effect of exchange rate changes on cash and cash equivalents	11	(9,709)
Increase in cash and cash equivalents	17,434	16,990
Cash and cash equivalents at beginning of period	220,633	201,534
Cash and cash equivalents at end of period	$238,067	$218,524
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	84,590	—	187	84,777
Other comprehensive income	—	—	—	2,934	—	2,934
Repurchases of ordinary shares	(127)	(17,485)	2,599	—	—	(14,886)
Equity compensation programs and other	364	15,275	—	—	—	15,275
Cash dividends – $0.34 per ordinary share	—	—	(28,823)	—	—	(28,823)
Other changes in noncontrolling interest	—	—	—	—	(73)	(73)
Balance at June 30, 2019	84,754	$1,996,354	$1,397,390	$(156,844)	$8,102	$3,245,002

	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2018	84,747	2,048,037	100	15	$1,146,223	$11,685	$11,340	$3,217,300
Comprehensive income:
Net income	—	—	—	—	69,991	—	287	70,278
Other comprehensive income	—	—	—	—	—	(130,811)	—	(130,811)
Repurchases of ordinary shares	(349)	(29,079)	—	—	(4,765)	—	—	(33,844)
Equity compensation programs and other	253	8,046	—	—	—	—	—	8,046
Cash dividends – $0.31 per ordinary share	—	—	—	—	(26,265)	—	—	(26,265)
Adoption of Accounting Standards (ASC 2014-09 and ASC 2017-07)	—	—	—	—	(3,667)	(1,970)	—	(5,637)
Other changes in noncontrolling interest	—	—	—	—	—	—	121	121
Balance at June 30, 2018	84,651	$2,027,004	100	$15	$1,181,517	$(121,096)	$11,748	$3,099,188

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, unless noted and except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
 On March 28, 2019, STERIS plc, a public limited company organized under the laws of England and Wales (“STERIS UK”), completed a redomiciliation from the United Kingdom to Ireland (the “Redomiciliation”). The Redomiciliation was achieved through the insertion of a new Irish public limited holding company (“STERIS plc”) on top of STERIS UK pursuant to a court-approved scheme of arrangement under English law (the “Scheme”). Following the Scheme effectiveness, STERIS UK was re-registered as a private limited company with the name STERIS Limited, and STERIS Emerald IE Limited, a company established in Ireland and a wholly-owned direct subsidiary of STERIS plc, was interposed as the direct parent company of STERIS UK.
STERIS is a leading provider of infection prevention and other procedural products and services. Our focus is primarily on healthcare, pharmaceutical and medical device Customers. We offer Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products such as detergents and gastrointestinal endoscopy accessories and other products; and services, including capital equipment installation and maintenance, contract sterilization and microbial reduction of medical devices, instrument and scope repair solutions, laboratory services and instrument reprocessing.
Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
Interim Financial Statements
We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to fairly state our financial condition, results of operations, and cash flows for the periods presented.
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019. The Consolidated Balance Sheet at March 31, 2019 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Principles of Consolidation
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2019 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2020.
Revenue Recognition and Associated Liabilities

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018 using the modified retrospective approach to contracts that were not completed as of April 1, 2018. Under this standard, certain capital equipment contracts are comprised of a single performance obligation, resulting in the deferral of the corresponding capital equipment revenue and cost of revenues until installation is complete. Previously, these capital equipment revenues and cost of revenues were recognized based upon shipping terms. We recorded a cumulative effect adjustment in the beginning of fiscal 2019 to Retained earnings of $5,637, based on the current terms and conditions for certain open capital equipment contracts as of March 31, 2018.
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2019, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Refer to Note 9, titled "Business Segment Information" for disaggregation of revenue.
Product Revenue
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization (GPO) agreement. We recognize revenue for sales of product when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to certain capital equipment products is deferred until installation is complete as the capital equipment and installation are highly integrated and form a single performance obligation.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

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
Within our Healthcare Specialty Services segment, revenues relate primarily to outsourced reprocessing services and instrument repairs. Contracts for outsourced reprocessing services are primarily based on an agreement with a Customer, ranging in length from several months to 15 years. Outsourced reprocessing services revenue is recognized ratably over the contract term using a time-based input measure, adjusted for volume and other performance metrics, to the extent that it is probable that a significant reversal of revenue will not occur. Contracts for instrument repairs are primarily based on a Customer’s purchase order, and the associated revenue is recognized upon completion of the repair.
Within our Applied Sterilization Technologies segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement and revenues are generally recognized upon completion of the service.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2020, $39,484 of the March 31, 2019 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2019, $12,421 of the March 31, 2018 deferred revenue balance was recorded as revenue.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancelable preventative maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2019, the transaction price allocated to remaining performance obligations was approximately $921,000. We expect to recognize approximately 47% of the transaction price within one year and approximately 47% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

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
First Quarter Fiscal 2020
We adopted this standard, and related amendments, effective April 1, 2019 using the modified retrospective transition method and have not restated prior periods. We elected to use the package of practical expedients permitted under the transition guidance, which allows the carry forward of historical lease classification of existing leases. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing or expired agreements. We made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less and elected to not separate non-lease components from lease components to which they relate for all asset classes. We recorded lease right-of-use assets and lease liabilities for operating leases totaling $120,562. The adoption of the standard did not have a material impact to the Consolidated Statements of Income or Cash Flows. Additional information is disclosed in Note 8 under the heading "Leases".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

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
First Quarter Fiscal 2020
We adopted this standard effective April 1, 2019 with no material impact to our Consolidated Balance Sheets. The impact to our Consolidated Statements of Income will depend on the value of future hedging activities.

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
First Quarter Fiscal 2020
We have elected not to reclassify the income tax effects of the TCJA from Accumulated Other Comprehensive Income ("AOCI") to retained earnings.Our policy is to release income tax effects from AOCI when individual units of account are sold or terminated.

Standards that have not yet been adopted
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

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

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43,015 related to these restructuring actions, of which $32,376 was recorded as restructuring expenses and $10,639 was recorded in cost of revenues, with a total of $30,713, $2,518, $668 and $7,798 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1,318. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020:

Three months ended June 30, 2019	Fiscal 2019 Restructuring Plan
Severance and other compensation related costs	$1,091
Lease termination costs and other	298
Product rationalization (1)	918
Total restructuring expenses	$2,307
(1) Recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances:

Fiscal 2019 Restructuring Plan	March 31, 2019		Provisions		Payments (1)		June 30, 2019
Severance and termination benefits	$4,102		$1,091		$(1,570)		$3,623
Lease termination obligations and other	2,029		2		(289)		1,742
Total	$6,131	—	$1,093	—	$(1,859)	—	$5,365
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.
3. Inventories, Net
We use the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods to value inventory. Inventory valued using the LIFO cost method is stated at the lower of cost or market. Inventory valued using the FIFO cost method is stated at the lower of cost or net realizable value. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2019	March 31, 2019
Raw materials	$86,570	$83,009
Work in process	33,815	30,694
Finished goods	150,897	131,051
LIFO reserve	(17,804)	(16,757)
Reserve for excess and obsolete inventory	(19,891)	(19,754)
Inventories, net	$233,587	$208,243

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2019	March 31, 2019
Land and land improvements (1)	$63,540	$63,522
Buildings and leasehold improvements	483,669	480,359
Machinery and equipment	654,901	656,956
Information systems	171,546	169,711
Radioisotope	501,293	483,080
Construction in progress (1)	157,343	133,689
Total property, plant, and equipment	2,032,292	1,987,317
Less: accumulated depreciation and depletion	(978,075)	(955,735)
Property, plant, and equipment, net	$1,054,217	$1,031,582

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	June 30, 2019	March 31, 2019
Credit Agreement	$330,055	$301,846
Private Placement	883,739	884,967
Deferred financing costs	(3,797)	(3,619)
Other	6	33
Total long term debt	$1,210,003	$1,183,227

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2019	March 31, 2019
Accrued payroll and other related liabilities:
Compensation and related items	$29,316	$37,251
Accrued vacation/paid time off	10,371	10,191
Accrued bonuses	14,817	40,194
Accrued employee commissions	10,300	17,854
Other postretirement benefit obligations-current portion	1,633	1,633
Other employee benefit plans obligations-current portion	2,866	1,935
Total accrued payroll and other related liabilities	$69,303	$109,058
Accrued expenses and other:
Deferred revenues	$52,614	$55,333
Service liabilities	41,256	42,101
Self-insured risk reserves-current portion	8,412	6,537
Accrued dealer commissions	15,736	15,283
Accrued warranty	6,906	7,194
Asset retirement obligation-current portion	2,698	2,656
Other	55,182	58,661
Total accrued expenses and other	$182,804	$187,765
Other liabilities:
Self-insured risk reserves-long-term portion	$14,445	$14,445
Other postretirement benefit obligations-long-term portion	10,139	10,918
Defined benefit pension plans obligations-long-term portion	16,693	16,168
Other employee benefit plans obligations-long-term portion	2,551	4,711
Accrued long-term income taxes	13,524	13,515
Asset retirement obligation-long-term portion	9,755	9,730
Other	17,964	18,325
Total other liabilities	$85,071	$87,812

7. Income Tax Expense
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate income tax rate to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company applied the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the TCJA. We consider the tax expense recorded for the TCJA to be complete at this time. However, it is possible that additional legislation, regulations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded related to the TCJA. We will continue to monitor and assess the impact of any new developments.
The effective income tax rates for the three month periods ended June 30, 2019 and 2018 were 14.7% and 15.4%, respectively. The decrease in the fiscal 2020 rate compared to the prior year period is primarily attributable to an increase in favorable discrete items.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.
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
In May 2019, we received two notices of proposed tax adjustment from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt. The notices relate to fiscal years 2016 and 2017. The IRS adjustment would result in a tax liability of approximately $25,000. We are contesting the IRS’s assertions, and intend to pursue available remedies such as appeals and litigation, if necessary. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
8. Commitments and Contingencies
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and non-U.S. jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 7 to our consolidated financial statements titled, “Income Tax Expense” in this Quarterly Report on Form 10-Q.
Leases
We lease manufacturing, warehouse and office space, service facilities, vehicles, equipment and communication systems. Certain leases contain options that provide us with the ability to extend the lease term. Such options are included in the lease term when it is reasonably certain that the option will be exercised. We made an accounting policy election to not recognize lease assets or lease liabilities for leases with a lease term of twelve months or less.
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of June 30, 2019 and for the three-month period then ended.
Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we estimate an incremental borrowing rate to determine the present value of lease payments. Our estimated incremental borrowing rate reflects a secured rate based on recent debt issuances, our estimated credit rating, lease term, as well as publicly available data for instruments with similar characteristics. For operating leases, we recognize lease cost on a straight-line basis over the term of the lease. When accounting for leases, we combine payments for leased assets, related services and other components of a lease.
The components of operating lease expense are as follows:

Three Months Ended June 30,
2019
Fixed operating lease expense	7,049
Variable operating lease expense	1,014
Total operating lease expense	$8,063

Supplemental cash flow information related to operating leases are as follows:

Three Months Ended June 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	6,880
Right-of-use assets obtained in exchange for operating lease obligations	8,506

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

Maturities of lease liabilities at June 30, 2019 are as follows:

June 30,
2019
Remainder of 2020:	$19,608
2021	20,882
2022	16,377
2023	13,920
2024	11,645
2025 and thereafter	78,771
Total operating lease payments	161,203
Less imputed interest	38,576
Total operating lease liabilities	$122,627

Supplemental information related to operating leases are as follows:

June 30,
2019
Weighted-average remaining lease term of operating leases	0.9 years

Weighted-average discount rate of operating leases	4.6%

Prior to the adoption of ASU 2016-02, " Leases" (Topic 842) future minimum annual rentals payable under noncancelable operating lease agreements in excess of one year as of March 31, 2019 were as follows:

March 31, 2019
2020	$24,008
2021	18,567
2022	13,917
2023	11,929
2024 and thereafter	93,939
Total minimum lease payments	$162,360
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2019 foreign currency exchange rates.
9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare Products segment offers infection prevention and procedural solutions for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment.
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, and instrument and scope repairs.
Our Life Sciences segment offers consumable products, equipment maintenance, specialty services and capital equipment for pharmaceutical manufacturers and research facilities.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three months ended June 30, 2019, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2019	2018
Revenues:
Healthcare Products	$309,787	$292,010
Healthcare Specialty Services	135,945	122,249
Life Sciences	96,785	84,955
Applied Sterilization Technologies	154,286	139,544
Total revenues	$696,803	$638,758
Operating income (loss):
Healthcare Products	$73,698	$61,722
Healthcare Specialty Services	16,817	12,954
Life Sciences	33,039	29,865
Applied Sterilization Technologies	68,035	56,151
Corporate	(55,397)	(46,042)
Total operating income before adjustments	$136,192	$114,650
Less: Adjustments
Amortization of acquired intangible assets (1)	$16,949	$18,055
Acquisition and integration related charges (2)	1,917	1,671
Redomiciliation and tax restructuring costs (3)	1,770	287
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(842)
Net loss on divestiture of businesses (1)	2,426	444
Amortization of property "step up" to fair value (1)	735	611
Restructuring charges (4)	2,307	—
Total operating income	$110,088	$94,424
(1) For more information regarding our recent acquisitions and divestitures see Note 17 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation.
(4) For more information regarding our restructuring activities see Note 2 titled, "Restructuring".

Additional information regarding our fiscal 2020 and fiscal 2019 first quarter revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

	Three Months Ended June 30,
	2019	2018
Healthcare Products:
Capital equipment	$115,196	$107,496
Consumables	108,782	100,414
Service	85,809	84,100
Total Healthcare Products Revenues	$309,787	$292,010
Total Healthcare Specialty Services Revenues	$135,945	$122,249
Life Sciences:
Capital equipment	$26,769	$19,114
Consumables	44,029	40,221
Service	25,987	25,620
Total Life Sciences Revenues	$96,785	$84,955
Applied Sterilization Technologies Service Revenues	$154,286	$139,544
Total Revenues	$696,803	$638,758

	Three Months Ended June 30,
	2019	2018
Revenues:
Ireland	$15,108	$12,560
United States	511,152	447,540
Other locations	170,543	178,658
Total Revenues	$696,803	$638,758

10. Shares and Preferred Shares
Ordinary shares
In connection with the Redomiciliation, STERIS UK shareholders received STERIS plc shares pursuant to a scheme of arrangement under UK law. Each STERIS UK ordinary shareholder received one ordinary share, par value $75.00, of STERIS plc for each STERIS UK ordinary share held, which STERIS UK shares were canceled. On May 3, 2019, the par value of STERIS plc shares issued pursuit to the scheme of arrangement was reduced to $0.001 per share.
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2019	2018
Weighted average shares outstanding—basic	84,638	84,685
Dilutive effect of share equivalents	928	824
Weighted average shares outstanding and share equivalents—diluted	85,566	85,509

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2019	2018
Number of share options	122	141

Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On August 9, 2016, STERIS UK announced that its Board of Directors had authorized the purchase of up to $300,000 (net of taxes, fees and commissions) of our ordinary shares. As a result of the Redomiciliation, that share repurchase authorization terminated.
On May 7, 2019, our Board of Directors authorized the continuation of the share repurchase program by STERIS plc. As of June 30, 2019, there was approximately $70,367 (net of taxes, fees and commissions) of remaining availability under the authorization.
On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions).
Under the authorizations, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2020, we repurchased 60,000 of our ordinary shares for the aggregate amount of $8,612 (net of fees and commissions) pursuant to this authorization.
During the first three months of fiscal 2020, we obtained 66,745 of our ordinary shares in the aggregate amount of $7,446 in connection with share based compensation award programs. During the first three months of fiscal 2019, we obtained 89,730 of our ordinary shares in the aggregate amount of $7,753 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of June 30, 2019, 3,931,008 ordinary shares remained available for grant under the long-term incentive plan.
The fair value of stock option awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Risk-free interest rate	2.27%	2.62%
Expected life of options	6.2 years	6.2 years
Expected dividend yield of stock	1.23%	1.48%
Expected volatility of stock	20.27%	19.83%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.77% and 2.37% was applied in fiscal 2020 and 2019, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2019	2,104,685	$72.82
Granted	334,236	147.05
Exercised	(217,543)	49.45
Forfeited	(667)	72.57
Outstanding at June 30, 2019	2,220,711	$86.28	7.2 years	$139,012
Exercisable at June 30, 2019	1,304,982	$66.33	6.0 years	$107,729

We estimate that 880,401 of the non-vested stock options outstanding at June 30, 2019 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $148.88 closing price of our ordinary shares on June 30, 2019 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2020 and fiscal 2019 was $18,843 and $4,582, respectively. Net cash proceeds from the exercise of stock options were $9,899 and $3,435 for the first three months of fiscal 2020 and fiscal 2019, respectively.
The weighted average grant date fair value of stock option grants was $23.19 and $17.53 for the first three months of fiscal 2020 and fiscal 2019, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2019 and 2018 was $610 and $1,089, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2019	676,373	33,219	$80.86
Granted	138,460	6,540	133.68
Vested	(161,652)	(7,746)	71.63
Forfeited	(8,717)	(554)	83.89
Non-vested at June 30, 2019	644,464	31,459	$94.48

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2020 was $12,134.
As of June 30, 2019, there was a total of $58,089 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.43 years.
13. Financial and Other Guarantees
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
Changes in our warranty liability during the first three months of fiscal 2020 were as follows:

Warranties
Balance, March 31, 2019	$7,194
Warranties issued during the period	2,496
Settlements made during the period	(2,784)
Balance, June 30, 2019	$6,906

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

fiscal 2020, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2020. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2019, we held foreign currency forward contracts to buy 194.9 million Mexican pesos, 16.8 million Canadian dollars; and to sell 10.8 million euros. At June 30, 2019 we held commodity swap contracts to buy 506 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
Prepaid & Other	$597	$552	$—	$—
Accrued expenses and other	$—	$—	$174	$278

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2019	2018
Foreign currency forward contracts	Selling, general and administrative	$406	$(358)
Commodity swap contracts	Cost of revenues	$(127)	$364

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $47,800 at June 30, 2019. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

15. Fair Value Measurements
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2019 and March 31, 2019:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
			Level 1			Level 2			Level 3
	June 30,	March 31,	June 30,	March 31,		June 30,	March 31,		June 30,	March 31,
Assets:
Cash and cash equivalents	$238,067	$220,633	$238,067	$220,633		$—	$—		$—	$—
Forward and swap contracts (1)	597	552	—	—		597	552		—	—
Equity investments(2)	11,980	13,873	11,980	13,873	—	—	—	—	—	—
Other investments	2,579	2,545	2,579	2,545		—	—		—	—

Liabilities:
Forward and swap contracts (1)	$174	$278	$—	$—		$174	$278		$—	$—
Deferred compensation plans (2)	1,598	1,564	1,598	1,564		—	—		—	—
Long term debt (3)	1,210,003	1,183,227	—	—		1,250,848	1,200,558		—	—
Contingent consideration obligations (4)	5,991	5,950	—	—		—	—		5,991	5,950

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the first quarter of fiscal 2020 and 2019, we recorded losses of $1,758 and $1,377, respectively, related to these investments.
(3) We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(4) Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2019 are summarized as follows:

Contingent Consideration
Balance at March 31, 2019	$5,950
Additions	45
Currency translation adjustments	(4)
Balance at June 30, 2019	$5,991

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2019 and 2018 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(4,204)	$(155,574)	$(159,778)
Other Comprehensive (Loss) Income before reclassifications	190	3,439	3,629
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(695)	—	(695)
Net current-period Other Comprehensive (Loss) Income	(505)	3,439	2,934
Balance at June 30, 2019	$(4,709)	$(152,135)	$(156,844)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Gain (Loss) on Available for Sale Securities	Defined Benefit Plans (2)	Currency Translation (3)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$1,970	$(6,742)	$16,457	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	153	(130,401)	(130,248)
Amounts reclassified from Accumulated Other Comprehensive (Loss)	—	(563)	—	(563)
Net current-period Other Comprehensive (Loss)	—	(410)	(130,401)	(130,811)
Cumulative adjustment to Retained Earnings (1)	(1,970)	—	—	(1,970)
Balance at June 30, 2018	$—	$(7,152)	$(113,944)	$(121,096)

(1) As a result of the adoption of ASC 2016-01, we recorded a cumulative effect adjustment to our opening fiscal 2019 retained earnings balance that increased retained earnings and decreased accumulated other comprehensive income. Refer to our Annual Report filed on Form 10-K for the year ended March 31, 2019, for more information.
(2) Amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2019 and 2018
(dollars in thousands, except as noted)

17. Business Acquisitions and Divestitures
During the first quarter of fiscal 2020, we completed two minor purchases which continued to expand our product offerings in the Healthcare Products and Healthcare Specialty Services segments. The aggregate purchase price associated with these transactions was approximately $34,970, net of cash acquired.
The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material.
During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $439, net cash divested, and recognized a pre-tax loss on the sale of $2,295 in Selling, general and administrative expense in the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
18. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $7,638 at June 30, 2019 and $7,465 at March 31, 2019.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carries an interest rate of 4% for the first four years and 12% thereafter. Outstanding borrowings under the agreement totaled $8,606 (or €7,567) at June 30, 2019 and $8,494 (or €7,550) at March 31, 2019.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 30, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 7, 2019

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchases of shares, pay cash dividends and fund future working capital needs.
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2020 and fiscal 2019. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
Revenues – Defined
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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

•
Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes: steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, pure steam/water systems, surgical lights and tables, and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes dedicated consumables including V-PRO, SYSTEM 1 and 1E consumables, gastrointestinal endoscopy accessories, sterility assurance products, barrier protection solutions, cleaning consumables, and surgical instruments.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.
General Company Overview and Executive Summary
STERIS is a leading provider of infection prevention and other procedural products and services. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science product and service solutions around the globe. We offer Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products such as detergents and gastrointestinal endoscopy accessories and other products; and services, including capital equipment installation and maintenance, contract sterilization and microbial reduction of medical devices, instrument and scope repair solutions, laboratory services and instrument reprocessing.
On March 28, 2019, STERIS plc, a public limited company organized under the laws of England and Wales (“STERIS UK”), completed a redomiciliation from the United Kingdom to Ireland (the “Redomiciliation”). The Redomiciliation was achieved through the insertion of a new Irish public limited holding company (“STERIS plc”) on top of STERIS UK pursuant to a court-approved scheme of arrangement under English law (the “Scheme”). Following the Scheme effectiveness, STERIS UK was re-registered as a private limited company with the name STERIS Limited, and STERIS Emerald IE Limited, a company established in Ireland and a wholly-owned direct subsidiary of STERIS plc, was interposed as the direct parent company of STERIS UK.
We operate and report our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in Note 9 to our consolidated financial statements, titled "Business Segment Information."
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
Highlights. Revenues for the first quarter of fiscal 2020 were $696.8 million, representing an increase of 9.1% over the first quarter of fiscal 2019 revenues of $638.8 million. This increase reflects organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Gross margin percentage for the first quarter of fiscal 2020 was 43.9%, compared 42.1% for the first quarter of fiscal 2019. Favorable impacts from improved productivity, pricing, fluctuations in currencies and favorable mix were partially offset by the negative impact of the Fiscal 2019 Restructuring Plan.
Operating income during the first quarter of fiscal 2020 was $110.1 million, compared to $94.4 million for the first quarter of fiscal 2019. The increase is primarily attributable to the higher gross margin attainment in the fiscal 2020 period.
Cash flows from operations were $109.3 million and free cash flow was $59.6 million in the first three months of fiscal 2020 compared to cash flows from operations of $100.8 million and free cash flow of $75.8 million in the first three months of fiscal 2019 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in cash flows from operations was primarily due to the higher net income attainment in the fiscal 2020 period. The decrease in free cash flow was primarily due to higher capital expenditures, as anticipated in the fiscal 2020 period.
Our debt-to-total capital ratio was 27.2% at June 30, 2019 and 27.1% at March 31, 2019. During the first three months of fiscal 2020, we declared and paid quarterly cash dividends of $0.34 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2020 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$109,337	$100,779
Purchases of property, plant, equipment and intangibles, net	(49,794)	(27,726)
Proceeds from the sale of property, plant, equipment and intangibles	18	2,795
Free cash flow	$59,561	$75,848
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2020 compared with the same fiscal 2019 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three months ended June 30, 2019 to the revenues for the three months ended June 30, 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change	Percent Change

Total revenues	$696,803	$638,758	$58,045	9.1%

Revenues by type:
Service revenues	389,068	359,968	29,100	8.1%
Consumable revenues	160,111	147,571	12,540	8.5%
Capital equipment revenues	147,624	131,219	16,405	12.5%

Revenues by geography:
Ireland revenues	15,108	12,560	2,548	20.3%
United States revenues	511,152	447,540	63,612	14.2%
Other foreign revenues	170,543	178,658	(8,115)	(4.5)%
Revenues increased 9.1%, to $696.8 million for the three months ended June 30, 2019, as compared to $638.8 million for the same period in the prior year. This increase reflects organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Service revenues increased 8.1% for the first three months of fiscal 2020, as compared to the same period in fiscal 2019, reflecting growth in all business segments. Consumable revenues increased by 8.5% for the first three months of fiscal 2020 compared to the first three months of fiscal 2019, reflecting growth in the Healthcare Product and Life Sciences segments. Capital equipment revenues increased 12.5%, for the first three months of fiscal 2020 compared to the first three months of fiscal 2019, reflecting growth in the Healthcare Products and Life Science segments.
Ireland revenues increased 20.3% to $15.1 million for the three months ended June 30, 2019, as compared to $12.6 million for the same period in the prior year, reflecting growth in capital equipment and service revenues.
United States revenues increased 14.2%, to $511.2 million for the three months ended June 30, 2019, as compared to $447.5 million for the same period in the prior year, reflecting growth in consumable, capital equipment and service revenues.
Revenues from other foreign locations decreased 4.5%, to $170.5 million for the three months ended June 30, 2019, as compared to $178.7 million for the same period in the prior year, reflecting a decline within the Europe, Middle East & Africa ("EMEA") region, which was partially offset by growth within Canada and the Asia Pacific and Latin American regions.
Gross Profit. The following table compares our gross profit for the three months ended June 30, 2019 to the three months ended June 30, 2018:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Gross profit:
Product	$146,776	$132,188	$14,588	11.0%
Service	159,067	136,862	22,205	16.2%
Total gross profit	$305,843	$269,050	$36,793	13.7%
Gross profit percentage:
Product	47.7%	47.4%
Service	40.9%	38.0%
Total gross profit percentage	43.9%	42.1%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.

Gross profit percentage for the first three months of fiscal 2020 was 43.9% compared to the gross profit percentage for the first three months of fiscal 2019 of 42.1%. The favorable impacts of improved productivity (90 basis points), pricing (70 basis points), fluctuations in currencies (20 basis points) and favorable mix and other (10 basis points), were slightly offset by the unfavorable impact of the Fiscal 2019 Restructuring Plan (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2019 to the three months ended June 30, 2018:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Operating expenses:
Selling, general, and administrative	$178,781	$158,406	$20,375	12.9%
Research and development	15,585	16,220	(635)	(3.9)%
Restructuring expenses	1,389	—	1,389	NM
Total operating expenses	$195,755	$174,626	$21,129	12.1%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 12.9% in the first three months of fiscal 2020 over the same period in fiscal 2019, primarily due to higher employee compensation expense in fiscal 2020 as strong performance drove higher bonus estimates and commission costs.
Research and Development. For the three month period ended June 30, 2019, research and development expenses decreased 3.9% over the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2020, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43.0 million related to these restructuring actions, of which $32.4 million was recorded as restructuring expenses and $10.6 million was recorded in cost of revenues, with a total of $30.7 million, $2.5 million, $0.7 million and $7.8 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1.3 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020:

Three months ended June 30, 2019	Fiscal 2019
(dollars in thousands)	Restructuring Plan
Severance and other compensation related costs	$1,091
Lease termination costs and other	298
Product rationalization (1)	918
Total restructuring expenses	$2,307
(1) Recorded in cost of revenues on the Consolidated Statements of Income

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Non-operating expenses, net:
Interest expense	$10,445	$11,740	$(1,295)
Interest income and miscellaneous expense	233	(367)	600
Non-operating expenses, net	$10,678	$11,373	$(695)
Interest expense decreased $1.3 million during the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, primarily due to lower outstanding debt levels in the fiscal 2020 period. Interest income and miscellaneous expense is not material.
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Income tax expense	$14,633	$12,773	$1,860	14.6%
Effective income tax rate	14.7%	15.4%
We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.
The effective income tax rates for the three month periods ended June 30, 2019 and 2018 were 14.7% and 15.4%, respectively. The decrease in the fiscal 2020 rate compared to the prior year period is primarily attributable to an increase in favorable discrete items.
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
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, and instrument and scope repairs.
Our Life Sciences segment offers consumable products, equipment maintenance, specialty services and capital equipment for pharmaceutical manufacturers and research facilities.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.

The following tables compares business segment revenues, segment operating income and total operating income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Revenues:
Healthcare Products	$309,787	$292,010
Healthcare Specialty Services	135,945	122,249
Life Sciences	96,785	84,955
Applied Sterilization Technologies	154,286	139,544
Total revenues	$696,803	$638,758
Operating income (loss):
Healthcare Products	$73,698	$61,722
Healthcare Specialty Services	16,817	12,954
Life Sciences	33,039	29,865
Applied Sterilization Technologies	68,035	56,151
Corporate	(55,397)	(46,042)
Total operating income before adjustments	$136,192	$114,650
Less: Adjustments
Amortization of acquired intangible assets (1)	$16,949	$18,055
Acquisition and integration related charges (2)	1,917	1,671
Redomiciliation and tax restructuring costs (3)	1,770	287
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(842)
Net loss on divestiture of businesses (1)	2,426	444
Amortization of inventory and property "step up" to fair value (1)	735	611
Restructuring charges (4)	2,307	—
Total operating income	$110,088	$94,424
(1) For more information regarding our recent acquisitions and divestitures see Note 17 to our consolidated financial statements titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation.
(4) For more information regarding our restructuring activities see Note 2 to our consolidated financial statements titled, "Restructuring".
Healthcare Product revenues increased 6.1% to $309.8 million for the three months ended June 30, 2019, as compared to $292.0 million in the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 8.3%, 7.2% and 2.0%, respectively. The fiscal 2020 increase reflects organic growth, which was partially offset by unfavorable fluctuations in currencies. At June 30, 2019, the Healthcare Products segment’s backlog amounted to $187.2 million, an increase of 5.7% compared to the backlog of $177.1 million at June 30, 2018.
Healthcare Specialty Services revenues increased 11.2% to $135.9 million for the three months ended June 30, 2019, as compared to $122.2 million in the same prior year period. The fiscal 2020 increase reflects organic growth, which was partially offset by unfavorable fluctuations in currencies.
Life Sciences revenues increased 13.9% to $96.8 million for the first three months ended June 30, 2019, as compared to $85.0 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 40.1%, 9.5% and 1.4%, respectively. The fiscal 2020 increase reflects organic growth and timing of capital equipment shipments, which was partially offset by unfavorable fluctuations in currencies. At June 30, 2019, the Life Sciences segment’s backlog amounted to $58.9 million, a decrease of 7.2% compared to the backlog of $63.4 million at June 30, 2018.
Applied Sterilization Technologies segment revenues increased 10.6% to $154.3 million for the quarter ended June 30, 2019, as compared to $139.5 million for the same prior year quarter. The fiscal 2020 increase reflects organic growth attributable primarily to increased demand from medical device Customers, which was partially offset by unfavorable fluctuations in currencies.

The Healthcare Products segment’s operating income increased $12.0 million to $73.7 million for the first three months of fiscal 2020, as compared to $61.7 million in the same prior year period. The segment's operating margins were 23.8% and 21.1% for the first three months of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 period were primarily due to increased volumes and favorable product mix.
The Healthcare Specialty Services segment’s operating income increased by $3.9 million to $16.8 million for the first three months of fiscal 2020, as compared to $13.0 million in the same prior year period. The segment's operating margins were 12.4% and 10.6% for the first three months of fiscal 2020 and fiscal 2019, respectively. The increases in the fiscal 2020 period were primarily due to increased volumes and improved productivity.
The Life Sciences segment’s operating income increased $3.2 million to $33.0 million for the first three months of fiscal 2020, as compared to $29.9 million in the same prior year period. The increase in operating income in the fiscal 2020 period was primarily driven by increased volumes and improved productivity. The segment’s operating margins were 34.1% and 35.2% for the first three months of fiscal 2020 and fiscal 2019, respectively. The decline in operating margin in the fiscal 2020 period was primarily due to unfavorable product mix.
The Applied Sterilization Technologies segment's operating income increased $11.9 million to $68.0 million for the first three months of fiscal 2020, as compared to $56.2 million during the same prior year period. The segment’s operating margins were 44.1% and 40.2% for the first three months of fiscal 2020 and fiscal 2019, respectively. The increases in the fiscal 2020 period were primarily due to increased volumes.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$109,337	$100,779
Net cash (used in) investing activities	$(84,307)	$(34,866)
Net cash (used in) provided by financing activities	$(7,607)	$(39,214)
Debt-to-total capital ratio	27.2%	30.0%
Free cash flow	$59,561	$75,848
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $109.3 million for the first three months of fiscal 2020 and $100.8 million for the first three months of fiscal 2019. The fiscal 2020 increase in cash flows from operations was primarily due to the higher net income attainment in the fiscal 2020 period as compared to the same fiscal 2019 period.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $84.3 million for the first three months of fiscal 2020 and $34.9 million for the first three months of fiscal 2019. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2020 and fiscal 2019:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $49.8 million for the first three months of fiscal 2020 and $27.7 million during the same prior year period. The increase relates primarily to our previously announced expansion projects in the Applied Sterilization Technologies and Healthcare Specialty Services segments.

•
Proceeds from the sale of property, plant, and equipment – Proceeds from the sale of property, plant and equipment were $2.8 million during the first three months of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the United Kingdom.

•
Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2020, we used $35.0 million million for the purchase of businesses. For more information on our acquisitions, refer to our Note 17 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first three months of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other – During the first three months of fiscal 2019, we provided $4.8 million under borrowing agreements. For more information on these loan agreements, refer to our Note 18 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $7.6 million for the first three months of fiscal 2020 compared with net cash used in financing activities of $39.2 million for the first three months of fiscal 2019. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2020 and fiscal 2019:

•
Proceeds (payments) under credit facility, net – Net proceeds under credit facilities totaled $27.9 million in the first three months of fiscal 2020 compared to $18.4 million in the first three months of fiscal 2019.

•
Repurchases of ordinary shares – During the first three months of fiscal 2020, we purchased of 52,000 of our ordinary shares in the aggregate amount of $7.5 million. During the first three months of fiscal 2020, we obtained 66,745 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.4 million. During the first three months of fiscal 2019, we purchased of 259,300 of our ordinary shares in the aggregate amount of $26.1 million. During the first three months of fiscal 2019, we obtained 89,730 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.7 million.

•
Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2020, we paid total cash dividends of $28.8 million, or $0.34 per outstanding share. During the first three months of fiscal 2019, we paid total cash dividends of $26.3 million, or $0.31 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2020 and fiscal 2019, we received cash proceeds totaling $9.9 million and $3.4 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $59.6 million in the first three months of fiscal 2020 compared to $75.8 million in the first three months of fiscal 2019 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow).The decrease in free cash flow was primarily due to higher capital expenditures, as anticipated in the fiscal 2020 period. Our debt-to-total capital ratio was 27.2% at June 30, 2019 and 30.0% at June 30, 2018.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our commercial commitments were approximately $79.8 million at June 30, 2019, reflecting a net increase of $6.0 million in surety bonds and other commercial commitments from March 31, 2019. We had $330.1 million of outstanding borrowings under the Credit Agreement as of June 30, 2019. We had $4.4 million of letters of credit outstanding under the Credit Agreement at June 30, 2019.
Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. There can be no assurance that our existing financing arrangements will provide us with sufficient funds or that we will be able to obtain any additional funds on terms favorable to us or at all.
Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2019.
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

We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 8 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
We are subject to taxation from United States federal, state and local, and non-U.S. jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the Redomiciliation transaction, (b) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (c) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (d) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (e) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (f) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (g) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (h) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (i) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (j) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (k) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Form 10-K for the year ended March 31, 2019, dated May 30, 2019 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (l) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (m) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (n) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the targeted restructuring plan will not be realized or will be other than anticipated, and (o) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC.") You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website and the SEC's website is not incorporated by reference into this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our exposures to market risks have not changed materially since March 31, 2019.

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2020, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2020. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 9, 2016, STERIS UK announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of ordinary shares. As a result of the Redomiciliation, this authorization terminated.
On May 7, 2019, our Board of Directors authorized the continuation of the foregoing share repurchase program by STERIS plc. As of June 30, 2019, there was approximately $70.4 million (net of taxes, fees and commissions) of remaining availability under the authorization.
On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions).
Under the authorizations, shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2020, we repurchased 60,000 of our ordinary shares pursuant to this authorization. During the first three months of fiscal 2020, we obtained 66,745 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2020 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	—		$—		—	$—
May 1-31	—		—		—	—
June 1-30	60,000		$143.53		60,000	$70,367
Total	60,000	(1)	143.53	(1)	60,000	70,367
(1) Does not include 8 shares purchased during the quarter at an average price of $134.92 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Controller and Chief Accounting Officer
August 7, 2019