Form 10-Q
period 2019-09-30
STERIS plc
filed 2019-11-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 1, 2019: 84,783,115

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,536	$220,633
Accounts receivable (net of allowances of $11,219 and $9,645 respectively)	513,353	564,830
Inventories, net	236,837	208,243
Prepaid expenses and other current assets	56,228	60,029
Total current assets	1,031,954	1,053,735
Property, plant, and equipment, net	1,066,223	1,031,582
Lease right-of-use assets, net	115,925	—
Goodwill	2,319,062	2,322,928
Intangibles, net	576,379	604,614
Other assets	76,174	60,212
Total assets	$5,185,717	$5,073,071
Liabilities and equity
Current liabilities:
Accounts payable	$133,802	$152,913
Accrued income taxes	6,186	15,460
Accrued payroll and other related liabilities	97,277	109,058
Lease obligations due within one year	18,461	—
Accrued expenses and other	172,297	187,765
Total current liabilities	428,023	465,196
Long-term indebtedness	1,187,195	1,183,227
Deferred income taxes, net	152,748	151,038
Long-term lease obligations	97,910	—
Other liabilities	82,196	87,812
Total liabilities	$1,948,072	$1,887,273
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 and $75.00 par value, respectively; 500,000 shares authorized; 84,797 and 84,517 ordinary shares issued and outstanding, respectively	1,981,660	1,998,564
Retained earnings	1,472,725	1,339,024
Accumulated other comprehensive loss	(225,717)	(159,778)
Total shareholders’ equity	3,228,668	3,177,810
Noncontrolling interests	8,977	7,988
Total equity	3,237,645	3,185,798
Total liabilities and equity	$5,185,717	$5,073,071

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product	$337,666	$314,659	$645,401	$593,449
Service	399,174	364,302	788,242	724,270
Total revenues	736,840	678,961	1,433,643	1,317,719
Cost of revenues:
Product	183,600	172,107	344,559	318,709
Service	234,573	222,190	464,574	445,296
Total cost of revenues	418,173	394,297	809,133	764,005
Gross profit	318,667	284,664	624,510	553,714
Operating expenses:
Selling, general, and administrative	175,959	162,312	354,740	320,718
Research and development	16,249	15,773	31,834	31,993
Restructuring expenses	(274)	—	1,115	—
Total operating expenses	191,934	178,085	387,689	352,711
Income from operations	126,733	106,579	236,821	201,003
Non-operating expenses, net:
Interest expense	10,444	11,393	20,889	23,134
Interest income and miscellaneous expense	(1,018)	(73)	(785)	(441)
Total non-operating expenses, net	9,426	11,320	20,104	22,693
Income before income tax expense	117,307	95,259	216,717	178,310
Income tax expense	22,165	17,764	36,798	30,537
Net income	95,142	77,495	179,919	147,773
Less: Net income attributable to noncontrolling interests	373	38	560	325
Net income attributable to shareholders	$94,769	$77,457	$179,359	$147,448

Net income per share attributed to shareholders
Basic	$1.12	$0.92	$2.12	$1.74
Diluted	$1.11	$0.91	$2.09	$1.72
Cash dividends declared per share ordinary outstanding	$0.37	$0.34	$0.71	$0.65

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$95,142	$77,495	$179,919	$147,773
Less: Net income attributable to noncontrolling interests	373	38	560	325
Net income attributable to shareholders	94,769	77,457	179,359	147,448

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $171, $169, $341 and $338, respectively)	(506)	(413)	(1,011)	(823)
Change in cumulative currency translation adjustment	(68,367)	(5,271)	(64,928)	(135,672)
Total other comprehensive income (loss)	(68,873)	(5,684)	(65,939)	(136,495)
Comprehensive income (loss)	$25,896	$71,773	$113,420	$10,953

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
Operating activities:
Net income	$179,919	$147,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	96,736	92,971
Deferred income taxes	(766)	2,242
Share-based compensation expense	13,276	12,938
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	45	(385)
Loss on sale of businesses, net	2,476	663
Other items	939	(16,329)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	54,547	29,024
Inventories, net	(26,328)	(32,955)
Other current assets	2,885	4,689
Accounts payable	(19,059)	(7,385)
Accruals and other, net	(44,670)	(6,544)
Net cash provided by operating activities	260,000	226,702
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(98,168)	(62,549)
Proceeds from the sale of property, plant, equipment and intangibles	206	5,547
Proceeds from the sale of businesses	439	(196)
Purchase of investments	—	(4,955)
Acquisition of businesses, net of cash acquired	(87,935)	—
Other	—	(6,003)
Net cash used in investing activities	(185,458)	(68,156)
Financing activities:
Payments on long-term obligations	—	(85,000)
Proceeds (payments) under credit facilities, net	13,240	52,093
Deferred financing fees and debt issuance costs	(1,206)	(298)
Acquisition related deferred or contingent consideration	(452)	(685)
Repurchases of ordinary shares	(37,866)	(55,902)
Cash dividends paid to ordinary shareholders	(60,220)	(55,005)
Stock option and other equity transactions, net	22,975	4,936
Net cash used in financing activities	(63,529)	(139,861)
Effect of exchange rate changes on cash and cash equivalents	(6,110)	(10,298)
Increase in cash and cash equivalents	4,903	8,387
Cash and cash equivalents at beginning of period	220,633	201,534
Cash and cash equivalents at end of period	$225,536	$209,921
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2019	84,754	$1,996,354	$1,397,390	$(156,844)	$8,102	$3,245,002
Comprehensive income:
Net income	—	—	94,769	—	373	95,142
Other comprehensive income	—	—	—	(68,873)	—	(68,873)
Repurchases of ordinary shares	(152)	(34,944)	11,963	—	—	(22,981)
Equity compensation programs and other	195	20,250	—	—	—	20,250
Cash dividends – $0.37 per ordinary share	—	—	(31,397)	—	—	(31,397)
Other changes in noncontrolling interest	—	—	—	—	502	502
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645

	Six Months Ended September 30, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	$1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	179,359	—	560	179,919
Other comprehensive income	—	—	—	(65,939)	—	(65,939)
Repurchases of ordinary shares	(279)	(52,428)	14,562	—	—	(37,866)
Equity compensation programs and other	559	35,524	—	—	—	35,524
Cash dividends – $0.71 per ordinary share	—	—	(60,220)	—	—	(60,220)
Other changes in noncontrolling interest	—	—	—	—	429	429
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2018
	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at June 30, 2018	84,651	$2,027,004	100	$15	$1,181,517	$(121,096)	$11,748	$3,099,188
Comprehensive income:
Net income	—	—	—	—	77,457	—	38	77,495
Other comprehensive income	—	—	—	—	—	(5,684)	—	(5,684)
Repurchases of ordinary shares	(198)	(23,887)	—	—	1,828	—	—	(22,059)
Equity compensation programs and other	42	9,449	—	—	—	—	—	9,449
Cash dividends – $0.34 per ordinary share	—	—	—	—	(28,740)	—	—	(28,740)
Other changes in noncontrolling interest	—	—	—	—	—	—	(4,672)	(4,672)
Balance at September 30, 2018	84,495	$2,012,566	100	$15	$1,232,062	$(126,780)	$7,114	$3,124,977

	Six Months Ended September 30, 2018
	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2018	84,747	$2,048,037	100	$15	$1,146,223	$11,685	$11,340	$3,217,300
Comprehensive income:
Net income	—	—	—	—	147,448	—	325	147,773
Other comprehensive income	—	—	—	—	—	(136,495)	—	(136,495)
Repurchases of ordinary shares	(547)	(52,965)	—	—	(2,937)	—	—	(55,902)
Equity compensation programs and other	295	17,494	—	—	—	—	—	17,494
Cash dividends – $0.65 per ordinary share	—	—	—	—	(55,005)	—	—	(55,005)
Adoption of Accounting Standards (ASC 2014-09 and ASC 2017-07)	—	—	—	—	(3,667)	(1,970)	—	(5,637)
Other changes in noncontrolling interest	—	—	—	—	—	—	(4,551)	(4,551)
Balance at September 30, 2018	84,495	$2,012,566	100	$15	$1,232,062	$(126,780)	$7,114	$3,124,977

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2019 and 2018
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
STERIS is a leading provider of infection prevention and other procedural products and services. Our focus is primarily on healthcare, pharmaceutical and medical device Customers. We offer Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products such as detergents and gastrointestinal endoscopy accessories and other products; and services, including capital equipment installation and maintenance, contract sterilization and microbial reduction of medical devices, instrument and scope repair solutions, testing and validation services and instrument reprocessing.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the six month period ended September 30, 2019 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2020.
Revenue Recognition and Associated Liabilities

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2019, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
For the Three and Six Months Ended September 30, 2019 and 2018
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2020, $42,923 of the March 31, 2019 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2019, $20,235 of the March 31, 2018 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2019, the transaction price allocated to remaining performance obligations was approximately $922,000. We expect to recognize approximately 47% of the transaction price within one year and approximately 46% beyond one year. The remainder has yet to be scheduled for delivery.

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
Standards that have recently been adopted

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

2. Restructuring
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions are being eliminated. The Company is relocating the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency.
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43,651 related to these restructuring actions, of which $32,102 was recorded as restructuring expenses and $11,549 was recorded in cost of revenues, with a total of $31,116, $2,518, $668 and $7,798 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1,551. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020:

Fiscal 2019 Restructuring Plan	Three months ended September 30, 2019	Six months ended September 30, 2019
Severance and other compensation related costs	$1,012	$2,103
(Gain) on disposal of asset	(1,164)	(1,164)
Lease termination costs and other	(122)	176
Product rationalization (1)	910	1,828
Total restructuring expenses	$636	$2,943
(1) Recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances:

Fiscal 2019 Restructuring Plan	March 31, 2019		Provisions		Payments (1)		September 30, 2019
Severance and termination benefits	$4,102		$2,103		$(2,751)		$3,454
Lease termination obligations and other	2,029		176		(902)		1,303
Total	$6,131	—	$2,279	—	$(3,653)	—	$4,757
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

	September 30, 2019	March 31, 2019
Raw materials	$87,884	$83,009
Work in process	34,273	30,694
Finished goods	153,153	131,051
LIFO reserve	(17,804)	(16,757)
Reserve for excess and obsolete inventory	(20,669)	(19,754)
Inventories, net	$236,837	$208,243

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2019	March 31, 2019
Land and land improvements (1)	$64,393	$63,522
Buildings and leasehold improvements	496,423	480,359
Machinery and equipment	669,247	656,956
Information systems	172,329	169,711
Radioisotope	510,602	483,080
Construction in progress (1)	150,379	133,689
Total property, plant, and equipment	2,063,373	1,987,317
Less: accumulated depreciation and depletion	(997,150)	(955,735)
Property, plant, and equipment, net	$1,066,223	$1,031,582

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	September 30, 2019	March 31, 2019
Credit Agreement	$314,336	$301,846
Private Placement	876,503	884,967
Deferred financing costs	(3,644)	(3,619)
Other	—	33
Total long term debt	$1,187,195	$1,183,227

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2019	March 31, 2019
Accrued payroll and other related liabilities:
Compensation and related items	$41,019	$37,251
Accrued vacation/paid time off	9,691	10,191
Accrued bonuses	30,462	40,194
Accrued employee commissions	12,386	17,854
Other postretirement benefit obligations-current portion	1,633	1,633
Other employee benefit plans obligations-current portion	2,086	1,935
Total accrued payroll and other related liabilities	$97,277	$109,058
Accrued expenses and other:
Deferred revenues	$44,095	$55,333
Service liabilities	43,729	42,101
Self-insured risk reserves-current portion	7,775	6,537
Accrued dealer commissions	17,255	15,283
Accrued warranty	6,988	7,194
Asset retirement obligation-current portion	2,625	2,656
Other	49,830	58,661
Total accrued expenses and other	$172,297	$187,765
Other liabilities:
Self-insured risk reserves-long-term portion	$14,445	$14,445
Other postretirement benefit obligations-long-term portion	9,399	10,918
Defined benefit pension plans obligations-long-term portion	15,224	16,168
Other employee benefit plans obligations-long-term portion	2,658	4,711
Accrued long-term income taxes	13,454	13,515
Asset retirement obligation-long-term portion	9,627	9,730
Other	17,389	18,325
Total other liabilities	$82,196	$87,812

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
The effective income tax rates for the three month periods ended September 30, 2019 and 2018 were 18.9% and 18.6%, respectively. The effective income tax rates for the six month periods ended September 30, 2019 and 2018 were 17.0% and 17.1%, respectively. The change in the fiscal 2020 rates compared to the prior year periods is primarily attributable to an increase in profits earned in higher tax jurisdictions, partially offset by discrete items.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2016 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2014. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In May 2019, we received two notices of proposed tax adjustment from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt. The notices relate to fiscal years 2016 and 2017. In September 2019, we received another notice of proposed adjustment for the same issue, for the 2018 fiscal year. The IRS adjustments would result in a cumulative tax liability of approximately $40,000. We are contesting the IRS’s assertions, and intend to pursue available remedies such as appeals and litigation, if necessary. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019: Item 1 titled, "Business - Information with respect to our Business in General - Government Regulation", the "Risk Factors" in Item 1A thereof titled, "Product related regulations and claims", and the "Risk Factors", in Part II Item 1A of hereof.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of September 30, 2019 and for the six-month period then ended.
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
The components of operating lease expense are as follows:

	Three months ended September 30, 2019	Six months ended September 30, 2019
Fixed operating lease expense	$6,766	$13,814
Variable operating lease expense	1,246	2,260
Total operating lease expense	$8,012	$16,074

Supplemental cash flow information related to operating leases are as follows:

Six months ended September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$6,877
Right-of-use assets obtained in exchange for operating lease obligations	$13,123

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

Maturities of lease liabilities at September 30, 2019 are as follows:

September 30, 2019
Remainder of 2020:	$12,480
2021	20,499
2022	16,102
2023	13,434
2024	11,428
2025 and thereafter	79,570
Total operating lease payments	153,513
Less imputed interest	37,142
Total operating lease liabilities	$116,371

Supplemental information related to operating leases are as follows:

September 30,
2019
Weighted-average remaining lease term of operating leases	11.8 years

Weighted-average discount rate of operating leases	4.6%

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
Our Applied Sterilization Technologies segment offers contract sterilization, testing and validation services for medical device and pharmaceutical Customers and others.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three and six months ended September 30, 2019, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Healthcare Products	$350,281	$321,505	$660,068	$613,515
Healthcare Specialty Services	135,002	124,554	270,947	246,803
Life Sciences	98,650	97,165	195,435	182,120
Applied Sterilization Technologies	152,907	135,737	307,193	275,281
Total revenues	$736,840	$678,961	$1,433,643	$1,317,719
Operating income (loss):
Healthcare Products	$86,963	$72,468	$160,661	$134,190
Healthcare Specialty Services	16,072	15,461	32,889	28,415
Life Sciences	32,315	33,266	65,354	63,131
Applied Sterilization Technologies	65,386	53,468	133,421	109,619
Corporate	(50,956)	(46,985)	(106,353)	(93,027)
Total operating income before adjustments	$149,780	$127,678	$285,972	$242,328
Less: Adjustments
Amortization of acquired intangible assets (1)	$18,952	$16,956	$35,901	$35,013
Acquisition and integration related charges (2)	1,947	2,707	3,864	4,378
Redomiciliation and tax restructuring costs (3)	1,016	600	2,786	887
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(842)
Net loss on divestiture of businesses (1)	50	221	2,476	663
Amortization of property "step up" to fair value (1)	446	615	1,181	1,226
Restructuring charges (4)	636	—	2,943	—
Total operating income	$126,733	$106,579	$236,821	$201,003
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

Additional information regarding our fiscal 2020 and fiscal 2019 revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Healthcare Products:
Capital equipment	$147,037	$133,410	$262,233	240,906
Consumables	108,392	101,680	217,174	202,094
Service	94,852	86,415	180,661	170,515
Total Healthcare Products Revenues	$350,281	$321,505	$660,068	$613,515
Total Healthcare Specialty Services Revenues	$135,002	$124,554	$270,947	$246,803
Life Sciences:
Capital equipment	$26,462	$29,812	$53,231	$48,926
Consumables	42,540	38,466	86,569	78,687
Service	29,648	28,887	55,635	54,507
Total Life Sciences Revenues	$98,650	$97,165	$195,435	$182,120
Applied Sterilization Technologies Service Revenues	$152,907	$135,737	$307,193	$275,281
Total Revenues	$736,840	$678,961	$1,433,643	$1,317,719

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Ireland	$15,171	$14,098	$30,279	$26,658
United States	538,101	481,233	1,049,253	928,773
Other locations	183,568	183,630	354,111	362,288
Total Revenues	$736,840	$678,961	$1,433,643	$1,317,719

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2019	2018	2019	2018
Weighted average shares outstanding—basic	84,795	84,537	84,716	84,611
Dilutive effect of share equivalents	900	940	914	882
Weighted average shares outstanding and share equivalents—diluted	85,695	85,477	85,630	85,493

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2019	2018	2019	2018
Number of share options	341	418	231	279

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
On May 7, 2019, our Board of Directors authorized the continuation of the share repurchase program resulting in a share repurchase authorization of $78,979 (net of taxes, fees and commissions).
On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of September 30, 2019, there was approximately $348,979 (net of taxes, fees and commissions) of remaining availability under the authorization.
Under the authorizations, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2020, we repurchased 205,059 of our ordinary shares for the aggregate amount of $30,000 (net of fees and commissions) pursuant to this authorization. During the first six months of fiscal 2019, we repurchased 445,700 of our ordinary shares for the aggregate amount of $47,082 (net of fees and commissions) pursuant to the 2016 authorization.
During the first six months of fiscal 2020, we obtained 73,914 of our ordinary shares in the aggregate amount of $7,955 in connection with share based compensation award programs. During the first six months of fiscal 2019, we obtained 100,647 of our ordinary shares in the aggregate amount of $7,799 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Board of Directors or Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of September 30, 2019, 3,907,136 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first six months of fiscal 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Risk-free interest rate	2.26%	2.63%
Expected life of options	6.2 years	6.2 years
Expected dividend yield of stock	1.22%	1.47%
Expected volatility of stock	20.27%	19.92%

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2019	2,104,685	$72.82
Granted	345,138	147.22
Exercised	(404,266)	55.29
Forfeited	(667)	72.57
Outstanding at September 30, 2019	2,044,890	$88.84	7.1 years	$114,734
Exercisable at September 30, 2019	1,129,161	$67.86	5.9 years	$86,615

We estimate that 887,943 of the non-vested stock options outstanding at September 30, 2019 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $144.49 closing price of our ordinary shares on September 30, 2019 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2020 and fiscal 2019 was $35,886 and $7,216, respectively. Net cash proceeds from the exercise of stock options were $22,371 and $4,857 for the first six months of fiscal 2020 and fiscal 2019, respectively.
The weighted average grant date fair value of stock option grants was $23.52 and $18.05 for the first six months of fiscal 2020 and fiscal 2019, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2019 and 2018 was $587 and $762, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2019	676,373	33,219	$80.86
Granted	147,821	12,800	135.39
Vested	(174,862)	(14,006)	75.16
Forfeited	(11,368)	(554)	87.08
Non-vested at September 30, 2019	637,964	31,459	$95.46

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2020 at the time of grant was $14,196.
As of September 30, 2019, there was a total of $53,306 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.3 years.
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
Changes in our warranty liability during the first six months of fiscal 2020 were as follows:

Warranties
Balance, March 31, 2019	$7,194
Warranties issued during the period	5,755
Settlements made during the period	(5,961)
Balance, September 30, 2019	$6,988

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the second quarter

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

of fiscal 2020, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2020. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2019, we held foreign currency forward contracts to buy 66.6 million Mexican pesos and 17.7 million Canadian dollars; and to sell 7.2 million euros. At September 30, 2019 we held commodity swap contracts to buy 354.2 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019
Prepaid & Other	$1,259	$552	$—	$—
Accrued expenses and other	$—	$—	$38	$278

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Selling, general and administrative	$299	$746	$705	$388
Commodity swap contracts	Cost of revenues	$796	$(395)	$669	$(31)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $45,810 at September 30, 2019. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2019 and March 31, 2019:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
			Level 1			Level 2			Level 3
	September 30,	March 31,	September 30,	March 31,		September 30,	March 31,		September 30,	March 31,
Assets:
Cash and cash equivalents	$225,536	$220,633	$225,536	$220,633		$—	$—		$—	$—
Forward and swap contracts (1)	1,259	552	—	—		1,259	552		—	—
Equity investments(2)	11,030	13,873	11,030	13,873	—	—	—	—	—	—
Other investments	2,478	2,545	2,478	2,545		—	—		—	—

Liabilities:
Forward and swap contracts (1)	$38	$278	$—	$—		$38	$278		$—	$—
Deferred compensation plans (2)	1,626	1,564	1,626	1,564		—	—		—	—
Long term debt (3)	1,187,195	1,183,227	—	—		1,221,720	1,200,558		—	—
Contingent consideration obligations (4)	6,032	5,950	—	—		—	—		6,032	5,950

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the second quarter and first half of fiscal 2020, we recorded losses of $721 and $2,479, respectively, related to these investments. During the second quarter and first half of fiscal 2019, we recorded losses of $1,132 and $2,510, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2019 are summarized as follows:

Contingent Consideration
Balance at March 31, 2019	$5,950
Additions	33
Currency translation adjustments	49
Balance at September 30, 2019	$6,032

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended September 30, 2019 and 2018 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(4,709)	$(4,204)	$(152,135)	$(155,574)	$(156,844)	$(159,778)
Other Comprehensive (Loss) Income before reclassifications	189	379	(68,367)	(64,928)	(68,178)	(64,549)
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(695)	(1,390)	—	—	(695)	(1,390)
Net current-period Other Comprehensive (Loss) Income	(506)	(1,011)	(68,367)	(64,928)	(68,873)	(65,939)
Balance at September 30, 2019	$(5,215)	$(5,215)	$(220,502)	$(220,502)	$(225,717)	$(225,717)
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

	Gain (Loss) on Available for Sale Securities		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$—	$1,970	$(7,152)	$(6,742)	$(113,944)	$16,457	$(121,096)	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	—	150	303	(5,271)	(135,672)	(5,121)	(135,369)
Amounts reclassified from Accumulated Other Comprehensive (Loss)	—	—	(563)	(1,126)	—	—	(563)	(1,126)
Net current-period Other Comprehensive (Loss)	—	—	(413)	(823)	(5,271)	(135,672)	(5,684)	(136,495)
Cumulative adjustment to Retained Earnings (1)	—	(1,970)	—	—	—	—	—	(1,970)
Balance at September 30, 2018	$—	$—	$(7,565)	$(7,565)	$(119,215)	$(119,215)	$(126,780)	$(126,780)

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
For the Three and Six Months Ended September 30, 2019 and 2018
(dollars in thousands, except as noted)

17. Business Acquisitions and Divestitures
During the first six months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $88,829, net of cash acquired and including deferred consideration of $894. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and amounts are not material.
The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material.
During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $439, net of cash divested, and recognized a pre-tax loss on the sale of $2,330 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
18. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $7,543 at September 30, 2019 and $7,465 at March 31, 2019.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carries an interest rate of 4% for the first four years and 12% thereafter. Outstanding borrowings under the agreement totaled $8,271 (or €7,550) at September 30, 2019 and $8,494 (or €7,550) at March 31, 2019.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and six- month periods ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the six-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2019

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchases of shares, cash dividends and future working capital needs.
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2020 and fiscal 2019. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
General Company Overview and Executive Summary
STERIS is a leading provider of infection prevention and other procedural products and services. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science product and service solutions around the globe. We offer Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products such as detergents and gastrointestinal endoscopy accessories and other products; and services, including capital equipment installation and maintenance, contract sterilization and microbial reduction of medical devices, instrument and scope repair solutions, testing and validation services and instrument reprocessing.
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
During the first half of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments.
During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $0.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $2.3 million in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5.0 million.
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal year 2019, we adopted and announced a targeted restructuring plan (the “Fiscal 2019 Restructuring Plan”), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including, the rationalization of certain products. Fewer than 200 positions are being eliminated. The Company is relocating the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency. For additional information on restructuring see the subsection titled "Restructuring Expenses", located in the Results of Operations section of this MD&A, or Note 2 of our Consolidated Financial Statements, titled "Restructuring".

Highlights. Revenues increased 8.5%, to $736.8 million for the three months ended September 30, 2019, as compared to $679.0 million for the same period in the prior year. Revenues increased 8.8%, to $1,433.6 million for the six months ended September 30, 2019, as compared to $1,317.7 million for the same period in the prior year. These increases primarily reflect organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Gross profit percentage for the second quarter of fiscal 2020 was 43.2% compared to the gross profit percentage for the second quarter of fiscal 2019 of 41.9%. The favorable impacts of improved productivity, pricing, fluctuations in currencies, and other adjustments were slightly offset by the unfavorable impact of the Fiscal 2019 Restructuring Plan. Gross profit percentage for the first half of fiscal 2020 was 43.6% compared to the gross profit percentage for the first half of fiscal 2019 of 42.0%. The favorable impacts of improved productivity, pricing and fluctuations in currencies, were slightly offset by the unfavorable impact of the Fiscal 2019 Restructuring Plan and other adjustments.
Operating income for the second quarter of fiscal 2020 was $126.7 million, compared to $106.6 million for second quarter of fiscal 2019. Operating income during the first half of fiscal 2020 was $236.8 million, compared to $201.0 million for the first half of fiscal 2019. These increases are primarily attributable to increased revenue volumes and the higher gross margin attainment in the fiscal 2020 periods.
Cash flows from operations were $260.0 million and free cash flow was $162.0 million in the first half of fiscal 2020 compared to cash flows from operations of $226.7 million and free cash flow of $169.7 million for first half of fiscal 2019 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in free cash flow in the fiscal 2020 period was primarily due to higher capital expenditures, as anticipated.
Our debt-to-total capital ratio was 26.9% at September 30, 2019 and 27.1% at March 31, 2019. During the first half of fiscal 2020, we declared and paid quarterly cash dividends of $0.71 per ordinary share.
Additional information regarding our financial performance during the second quarter and first half of fiscal 2020 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$260,000	$226,702
Purchases of property, plant, equipment and intangibles, net	(98,168)	(62,549)
Proceeds from the sale of property, plant, equipment and intangibles	206	5,547
Free cash flow	$162,038	$169,700
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2020 compared with the same fiscal 2019 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2019 to the revenues for the three and six months ended September 30, 2018:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change	Percent Change

Total revenues	$736,840	$678,961	$57,879	8.5%

Revenues by type:
Service revenues	399,174	364,302	34,872	9.6%
Consumable revenues	158,573	147,172	11,401	7.7%
Capital equipment revenues	179,093	167,487	11,606	6.9%

Revenues by geography:
Ireland revenues	15,171	14,098	1,073	7.6%
United States revenues	538,101	481,233	56,868	11.8%
Other foreign revenues	183,568	183,630	(62)	—%
Revenues increased 8.5%, to $736.8 million for the three months ended September 30, 2019, as compared to $679.0 million for the same period in the prior year. This increase reflects organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Service revenues increased 9.6% for the three months ended September 30, 2019, as compared to the same period in fiscal 2019, reflecting growth in all business segments. Consumable revenues increased by 7.7% for the three months ended September 30, 2019, as compared to the same period in fiscal 2019, reflecting growth in the Healthcare Product and Life Sciences segments. Capital equipment revenues increased 6.9%, for the three months ended September 30, 2019, as compared to the same period in fiscal 2019, reflecting growth in the Healthcare Products segment.
Ireland revenues increased 7.6% to $15.2 million for the three months ended September 30, 2019, as compared to $14.1 million for the same period in the prior year, reflecting growth in service and consumable revenues.
United States revenues increased 11.8%, to $538.1 million for the three months ended September 30, 2019, as compared to $481.2 million for the same period in the prior year, reflecting growth in service, capital equipment and consumable revenues.
Revenues from other foreign locations were essentially flat at $183.6 million for the three months ended September 30, 2019 and 2018. Growth within Canada and the Europe, Middle East & Africa ("EMEA") and Latin American regions was offset by the impact of actions taken in conjunction with the 2019 Restructuring Plan and the divestiture of our Healthcare Specialty Services business in China.

	Six Months Ended September 30,
(dollars in thousands)	2019	2018	Change	Percent Change

Total revenues	$1,433,643	$1,317,719	$115,924	8.8%

Revenues by type:
Service revenues	788,242	724,270	63,972	8.8%
Consumable revenues	318,684	294,743	23,941	8.1%
Capital equipment revenues	326,717	298,706	28,011	9.4%

Revenues by geography:
Ireland revenues	30,279	26,658	3,621	13.6%
United States revenues	1,049,253	928,773	120,480	13.0%
Other foreign revenues	354,111	362,288	(8,177)	(2.3)%
Revenues increased 8.8%, to $1,433.6 million for the six months ended September 30, 2019, as compared to $1,317.7 million for the same period in the prior year. This increase reflects organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Service revenues increased 8.8% for the six months ended September 30, 2019, as compared to the same period in fiscal 2019, reflecting growth in all business segments. Consumable revenues increased by 8.1% for the six months of fiscal 2020 compared to the same period in the prior year, reflecting growth in the Healthcare Product and Life Sciences segments. Capital equipment revenues increased 9.4%, for the six months of fiscal 2020 compared to to the same period in the prior year, reflecting growth in the Healthcare Products and Life Science segments.
Ireland revenues increased 13.6% to $30.3 million for the six months ended September 30, 2019, as compared to $26.7 million for the same period in the prior year, reflecting growth in service and consumable revenues.
United States revenues increased 13.0%, to $1,049.3 million for the six months ended September 30, 2019, as compared to $928.8 million for the same period in the prior year, reflecting growth in capital equipment, service and consumable revenues.
Revenues from other foreign locations decreased 2.3%, to $354.1 million for the six months ended September 30, 2019, as compared to $362.3 million for the same period in the prior year. Revenue declines within the EMEA and Asia Pacific regions, primarily due to actions taken in conjunction with the 2019 Restructuring Plan and the divestiture of our Healthcare Specialty Services business in China, were partially offset by growth within Canada and the Latin American region.

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2019 to the three and six months ended September 30, 2018:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Gross profit:
Product	$154,066	$142,552	$11,514	8.1%
Service	164,601	142,112	22,489	15.8%
Total gross profit	$318,667	$284,664	$34,003	11.9%
Gross profit percentage:
Product	45.6%	45.3%
Service	41.2%	39.0%
Total gross profit percentage	43.2%	41.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Gross profit:
Product	$300,842	$274,740	$26,102	9.5%
Service	323,668	278,974	44,694	16.0%
Total gross profit	$624,510	$553,714	$70,796	12.8%
Gross profit percentage:
Product	46.6%	46.3%
Service	41.1%	38.5%
Total gross profit percentage	43.6%	42.0%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2020 was 43.2% compared to the gross profit percentage for the second quarter of fiscal 2019 of 41.9%. The favorable impacts of improved productivity (70 basis points), pricing (50 basis points), fluctuations in currencies (10 basis points) and other adjustments (10 basis points), were slightly offset by the unfavorable impact of the Fiscal 2019 Restructuring Plan (10 basis points). Gross profit percentage for the first half of fiscal 2020 was 43.6% compared to the gross profit percentage for the first half of fiscal 2019 of 42.0%. The favorable impacts of improved productivity (110 basis points), pricing (60 basis points), and fluctuations in currencies (20 basis points), were slightly offset by the unfavorable impact of the Fiscal 2019 Restructuring Plan (10 basis points) and other adjustments (20 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2019 to the three and six months ended September 30, 2018:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Operating expenses:
Selling, general, and administrative	$175,959	$162,312	$13,647	8.4%
Research and development	16,249	15,773	476	3.0%
Restructuring expenses	(274)	—	(274)	NM
Total operating expenses	$191,934	$178,085	$13,849	7.8%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Operating expenses:
Selling, general, and administrative	$354,740	$320,718	$34,022	10.6%
Research and development	31,834	31,993	(159)	(0.5)%
Restructuring expenses	1,115	—	1,115	NM
Total operating expenses	$387,689	$352,711	$34,978	9.9%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 8.4% and 10.6% in the second quarter and first half of fiscal 2020, respectively over the same prior year periods. These increases were primarily due to higher employee compensation expense in fiscal 2020 as strong performance drove higher bonus estimates and commission costs.
Research and Development. Research and development expenses increased 3.0% and decreased 0.5% in the second quarter and first half of fiscal 2020, respectively over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2020, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions are being eliminated. The Company is relocating the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency.
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43.7 million related to these restructuring actions, of which $32.1 million was recorded as restructuring expenses and $11.5 million was recorded in cost of revenues, with a total of $31.1 million, $2.5 million, $0.7 million and $7.8 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1.6 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020:

Fiscal 2019 Restructuring Plan (dollars in thousands)	Three months ended September 30, 2019	Six months ended September 30, 2019
Severance and other compensation related costs	$1,012	$2,103
(Gain) on disposal of asset	(1,164)	(1,164)
Lease termination costs and other	(122)	176
Product rationalization (1)	910	1,828
Total restructuring expenses	$636	$2,943
(1) Recorded in cost of revenues on the Consolidated Statements of Income.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Non-operating expenses, net:
Interest expense	$10,444	$11,393	$(949)
Interest income and miscellaneous expense	(1,018)	(73)	(945)
Non-operating expenses, net	$9,426	$11,320	$(1,894)

	Six Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Non-operating expenses, net:
Interest expense	$20,889	$23,134	$(2,245)
Interest income and miscellaneous expense	(785)	(441)	(344)
Non-operating expenses, net	$20,104	$22,693	$(2,589)
Interest expense decreased $0.9 million during the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. Interest expense decreased $2.2 million during the first half of fiscal 2020 as compared to the first half of fiscal 2019. These decreases are primarily due to lower outstanding debt levels in the fiscal 2020 periods as compared to the same prior year periods. Interest income and miscellaneous expense is not material.
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Income tax expense	$22,165	$17,764	$4,401	24.8%
Effective income tax rate	18.9%	18.6%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2019	2018
Income tax expense	$36,798	$30,537	$6,261	20.5%
Effective income tax rate	17.0%	17.1%
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
The effective income tax rates for the three month periods ended September 30, 2019 and 2018 were 18.9% and 18.6%, respectively. The effective income tax rates for the six month periods ended September 30, 2019 and 2018 were 17.0% and 17.1%, respectively. The change in the fiscal 2020 rates compared to the prior year periods is primarily attributable to an increase in profits earned in higher tax jurisdictions, partially offset by discrete items.
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
Our Applied Sterilization Technologies segment offers contract sterilization, testing and validation services for medical device and pharmaceutical Customers and others.
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

The following table compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2019 and 2018:

(dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Healthcare Products	$350,281	$321,505	$660,068	$613,515
Healthcare Specialty Services	135,002	124,554	270,947	246,803
Life Sciences	98,650	97,165	195,435	182,120
Applied Sterilization Technologies	152,907	135,737	307,193	275,281
Total revenues	$736,840	$678,961	$1,433,643	$1,317,719
Operating income (loss):
Healthcare Products	$86,963	$72,468	$160,661	$134,190
Healthcare Specialty Services	16,072	15,461	32,889	28,415
Life Sciences	32,315	33,266	65,354	63,131
Applied Sterilization Technologies	65,386	53,468	133,421	109,619
Corporate	(50,956)	(46,985)	(106,353)	(93,027)
Total operating income before adjustments	$149,780	$127,678	$285,972	$242,328
Less: Adjustments
Amortization of acquired intangible assets (1)	$18,952	$16,956	$35,901	$35,013
Acquisition and integration related charges (2)	1,947	2,707	3,864	4,378
Redomiciliation and tax restructuring costs (3)	1,016	600	2,786	887
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(842)
Net loss on divestiture of businesses (1)	50	221	2,476	663
Amortization of property "step up" to fair value (1)	446	615	1,181	1,226
Restructuring charges (4)	636	—	2,943	—
Total operating income	$126,733	$106,579	$236,821	$201,003
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

Healthcare Product revenues increased 9.0% to $350.3 million for the three months ended September 30, 2019, as compared to $321.5 million in the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 6.6%, 10.2% and 9.8%, respectively. Healthcare Product revenues increased 7.6% to $660.1 million for the six months ended September 30, 2019, as compared to $613.5 million in the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 7.5%, 8.9% and 6.0%, respectively. The fiscal 2020 increases also reflect organic growth, which was partially offset by unfavorable fluctuations in currencies. At September 30, 2019, the Healthcare Products segment’s backlog amounted to $199.3 million, representing a slight decrease of 2.0% , as compared to the backlog of $203.2 million at September 30, 2018.
Healthcare Specialty Services revenues increased 8.4% to $135.0 million for the three months ended September 30, 2019, as compared to $124.6 million in the same prior year period. Healthcare Specialty Services revenues increased 9.8% to $270.9 million for the six months ended September 30, 2019, as compared to $246.8 million in the same prior year period. These increases reflect organic growth, which was partially offset by unfavorable fluctuations in currencies.

Life Sciences revenues increased 1.5% to $98.7 million for the three months ended September 30, 2019, as compared to $97.2 million for the same prior year period. This increase reflects growth in consumable and service revenues of 10.6% and 2.6%, respectively. Capital equipment revenue declined 11.2%, reflecting continued variability due to timing of Customer orders and shipments. Life Sciences revenues increased 7.3% to $195.4 million for the six months ended September 30, 2019, as compared to $182.1 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 8.8%, 10.0% and 2.1%, respectively. The fiscal 2020 increases also reflect organic growth, which was partially offset by unfavorable fluctuations in currencies. At September 30, 2019, the Life Sciences segment’s backlog amounted to $69.7 million, representing an increase of 13.4%, as compared to the backlog of $61.5 million at September 30, 2018.
Applied Sterilization Technologies segment revenues increased 12.6% to $152.9 million for the three months ended September 30, 2019, as compared to $135.7 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 11.6% to $307.2 million for the six months ended September 30, 2019, as compared to $275.3 million for the same prior year period. The fiscal 2020 increases reflect organic growth primarily attributable to increased demand from medical device Customers, which was partially offset by unfavorable fluctuations in currencies.
The Healthcare Products segment’s operating income increased 20.0% to $87.0 million for the three months ended September 30, 2019, as compared to $72.5 million in the same prior year period. The Healthcare Products segment’s operating income increased 19.7% to $160.7 million for the six months ended September 30, 2019, as compared to $134.2 million in the same prior year period. The segment's operating margins were 24.8% and 22.5% for the second quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 24.3% and 21.9% for the first half of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 periods were primarily due to increased volumes and favorable product mix.
The Healthcare Specialty Services segment’s operating income increased 4.0% to $16.1 million for the three months ended September 30, 2019, as compared to $15.5 million in the same prior year period. The Healthcare Specialty Services segment’s operating income increased 15.7% to $32.9 million for the six months ended September 30, 2019 as compared to $28.4 million in the same prior year period. The segment's operating margins were 11.9% and 12.4% for the second quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 12.1% and 11.5% for the first half of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 periods were primarily due to increased volumes and improved productivity, somewhat offset by investments being made to add capacity in anticipation of continuing demand.
The Life Sciences segment’s operating income decreased 2.9% to $32.3 million for the three months ended September 30, 2019, as compared to $33.3 million in the same prior year period, primarily due to unfavorable product mix. The Life Sciences segment’s operating income increased 3.5% to $65.4 million for the six months ended September 30, 2019, as compared to $63.1 million in the same prior year period, primarily driven by increased volumes. The segment's operating margins were 32.8% and 34.2% for the second quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 33.4% and 34.7% for the first half of fiscal 2020 and 2019, respectively. The decline in operating margins in the fiscal 2020 periods were primarily due to unfavorable product mix.
The Applied Sterilization Technologies segment's operating income increased 22.3% to $65.4 million for the three months ended September 30, 2019, as compared to $53.5 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 21.7% to $133.4 million for the six months ended September 30, 2019, as compared to $109.6 million during the same prior year period. The segment's operating margins were 42.8% and 39.4% for the second quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 43.4% and 39.8% for the first half of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 periods were primarily due to increased volumes.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$260,000	$226,702
Net cash (used in) investing activities	$(185,458)	$(68,156)
Net cash (used in) provided by financing activities	$(63,529)	$(139,861)
Debt-to-total capital ratio	26.9%	28.9%
Free cash flow	$162,038	$169,700
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $260.0 million for the first six months of fiscal 2020 and $226.7 million for the first six months of fiscal 2019. The fiscal 2020 increase in cash flows from operations was primarily due to the higher net income attainment in the fiscal 2020 period, as compared to the same fiscal 2019 period.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $185.5 million for the first six months of fiscal 2020 and $68.2 million for the first six months of fiscal 2019. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2020 and fiscal 2019:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $98.2 million for the first six months of fiscal 2020 and $62.5 million during the same prior year period. The increase relates primarily to our previously announced expansion projects in the Applied Sterilization Technologies and Healthcare Specialty Services segments.

•
Proceeds from the sale of property, plant, equipment and intangibles– Proceeds from the sale of property, plant, equipment and intangibles were $5.5 million during the first six months of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the U.K. and the sale of certain assets related to the termination of a service agreement. Proceeds from the sale of property, plant and equipment were not material for the first six months of fiscal 2020.

•
Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2020, we used $87.9 million million for the purchase of businesses. For more information on our acquisitions, refer to our Note 17 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first six months of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other – During the first six months of fiscal 2019, we provided $6.0 million under borrowing agreements. For more information on these loan agreements, refer to our Note 18 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $63.5 million for the first six months of fiscal 2020 compared with net cash used in financing activities of $139.9 million for the first six months of fiscal 2019. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2020 and fiscal 2019:

•	Payments on long-term obligations – Payments on long-term obligations totaled $85.0 million in the first six months of fiscal 2019.

•
Proceeds (payments) under credit facility, net – Net proceeds under credit facilities totaled $13.2 million in the first six months of fiscal 2020 compared to $52.1 million in the first six months of fiscal 2019.

•
Repurchases of ordinary shares – During the first six months of fiscal 2020, we purchased of 204,414 of our ordinary shares in the aggregate amount of $29.9 million. During the first six months of fiscal 2020, we obtained 73,914 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $8.0 million. During the first six months of fiscal 2019, we purchased of 454,000 of our ordinary shares in the aggregate amount of $48.1 million. During the first six months of fiscal 2019, we obtained 100,647 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.8 million.

•
Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2020, we paid total cash dividends of $60.2 million, or $0.71 per outstanding share. During the first six months of fiscal 2019, we paid total cash dividends of $55.0 million, or $0.65 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2020 and fiscal 2019, we received cash proceeds totaling $22.4 million and $4.9 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $162.0 million in the first six months of fiscal 2020 compared to $169.7 million in the first six months of fiscal 2019 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in free cash flow in the fiscal 2020 period was primarily due to higher capital expenditures, as anticipated. Our debt-to-total capital ratio was 26.9% at September 30, 2019 and 28.9% at September 30, 2018.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our commercial commitments were approximately $77.2 million at September 30, 2019, reflecting a net increase of $3.4 million in surety bonds and other commercial commitments from March 31, 2019. We had $314.3 million of outstanding borrowings under the Credit Agreement as of September 30, 2019. We had $6.3 million of letters of credit outstanding under the Credit Agreement at September 30, 2019.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 8 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information and to Item 1A of Part II titled, "Risk factors".
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,”

“believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the Redomiciliation transaction, (b) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (c) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (d) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (e) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (f) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (g) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (h) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (i) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (j) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (k) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2019, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (l) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (m) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (n) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the targeted restructuring plan will not be realized or will be other than anticipated, and (o) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2020, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2020. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies", Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019, and in Item 1A of Part II of this Form 10-Q.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Other than the additional risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 dated May 30, 2019.
Legal, Regulatory and Tax Risks
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance.
Our Applied Sterilization Technologies (“AST”) segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is Ethylene Oxide (“EO”) sterilization. In the United States, several regulators, including the U.S. Environmental Protection Agency (“EPA”), U.S. Food and Drug Administration (“FDA”), and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by other parties have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to significantly reduce emissions. However, no assurance can be given that legislative or regulatory action will not be taken, or that litigation will not be initiated, that may significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations.
Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare Products and Healthcare Specialty Services businesses, which may have a material adverse effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 9, 2016, STERIS UK announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of ordinary shares. As a result of the Redomiciliation, this authorization terminated.
On May 7, 2019, our Board of Directors authorized the continuation of the foregoing share repurchase program by STERIS plc, resulting in a share repurchase authorization of $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions).
As of September 30, 2019, there was approximately $349.0 million (net of taxes, fees and commissions) of remaining availability under the authorizations.
Under the authorizations, shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2020, we repurchased 205,059 of our ordinary shares pursuant to this authorization. During the first six months of fiscal 2020, we obtained 73,914 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2020 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	66,334		$148.65		66,334	$360,506
August 1-31	22,080		148.39		22,080	357,230
September 1-30	56,645		$145.65		56,645	$348,979
Total	145,059	(1)	147.44	(1)	145,059	348,979
(1) Does not include 10 shares purchased during the quarter at an average price of $150.16 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

10.1	Description of STERIS plc Non-Employee Director Compensation Program

10.2	Form of STERIS plc Restricted Stock Agreement for Employees

10.3	Form of STERIS plc Nonqualified Stock Option Agreement for Employees

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Schema Document.

101.CAL	Calculation Linkbase Document.

101.DEF	Definition Linkbase Document.

101.LAB	Labels Linkbase Document.

101.PRE	Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Controller and Chief Accounting Officer
November 7, 2019