Form 10-Q
period 2019-12-31
STERIS plc
filed 2020-02-10
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 5, 2020: 84,813,121

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,230	$220,633
Accounts receivable (net of allowances of $10,973 and $9,645 respectively)	544,405	564,830
Inventories, net	252,046	208,243
Prepaid expenses and other current assets	57,190	60,029
Total current assets	1,052,871	1,053,735
Property, plant, and equipment, net	1,102,604	1,031,582
Lease right-of-use assets, net	123,080	—
Goodwill	2,403,503	2,322,928
Intangibles, net	594,167	604,614
Other assets	59,356	60,212
Total assets	$5,335,581	$5,073,071
Liabilities and equity
Current liabilities:
Accounts payable	$139,808	$152,913
Accrued income taxes	12,916	15,460
Accrued payroll and other related liabilities	101,246	109,058
Lease obligations due within one year	19,189	—
Accrued expenses and other	177,647	187,765
Total current liabilities	450,806	465,196
Long-term indebtedness	1,136,964	1,183,227
Deferred income taxes, net	156,333	151,038
Long-term lease obligations	104,064	—
Other liabilities	91,348	87,812
Total liabilities	$1,939,515	$1,887,273
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 and $75.00 par value, respectively; 500,000 shares authorized; 84,791 and 84,517 ordinary shares issued and outstanding, respectively	1,987,107	1,998,564
Retained earnings	1,544,495	1,339,024
Accumulated other comprehensive loss	(148,922)	(159,778)
Total shareholders’ equity	3,382,680	3,177,810
Noncontrolling interests	13,386	7,988
Total equity	3,396,066	3,185,798
Total liabilities and equity	$5,335,581	$5,073,071

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Product	$363,795	$327,639	$1,009,196	$921,088
Service	410,466	368,599	1,198,708	1,092,869
Total revenues	774,261	696,238	2,207,904	2,013,957
Cost of revenues:
Product	195,105	182,229	539,664	500,938
Service	247,803	227,012	712,377	672,308
Total cost of revenues	442,908	409,241	1,252,041	1,173,246
Gross profit	331,353	286,997	955,863	840,711
Operating expenses:
Selling, general, and administrative	172,927	176,099	527,667	496,817
Research and development	16,487	15,167	48,321	47,160
Restructuring expenses	(448)	26,147	667	26,147
Total operating expenses	188,966	217,413	576,655	570,124
Income from operations	142,387	69,584	379,208	270,587
Non-operating expenses, net:
Interest expense	9,813	10,879	30,702	34,014
Interest income and miscellaneous expense	(1,378)	945	(2,163)	503
Total non-operating expenses, net	8,435	11,824	28,539	34,517
Income before income tax expense	133,952	57,760	350,669	236,070
Income tax expense	29,285	9,334	66,083	39,871
Net income	104,667	48,426	284,586	196,199
Less: Net (loss) income attributable to noncontrolling interests	(263)	568	297	893
Net income attributable to shareholders	$104,930	$47,858	$284,289	$195,306

Net income per share attributed to shareholders
Basic	$1.24	$0.57	$3.35	$2.31
Diluted	$1.23	$0.56	$3.32	$2.28
Cash dividends declared per share ordinary outstanding	$0.37	$0.34	$1.08	$0.99

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$104,667	$48,426	$284,586	$196,199
Less: Net income (loss) attributable to noncontrolling interests	(263)	568	297	893
Net income attributable to shareholders	104,930	47,858	284,289	195,306

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $170, $169, $512 and $507, respectively)	(504)	(415)	(1,515)	(1,238)
Change in cumulative currency translation adjustment	77,299	(39,830)	12,371	(175,502)
Total other comprehensive income (loss)	76,795	(40,245)	10,856	(176,740)
Comprehensive income	$181,725	$7,613	$295,145	$18,566

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Operating activities:
Net income	$284,586	$196,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	146,294	175,658
Deferred income taxes	(1,139)	2,218
Share-based compensation expense	18,862	18,357
(Gain) on the disposal of property, plant, equipment, and intangibles, net	(540)	(208)
Loss (gain) on sale of businesses, net	2,553	(508)
Other items	(2,506)	(9,767)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	29,860	9,318
Inventories, net	(32,816)	(32,083)
Other current assets	3,615	(5,816)
Accounts payable	(18,610)	5,119
Accruals and other, net	(38,833)	2,092
Net cash provided by operating activities	391,326	360,579
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(153,649)	(113,236)
Proceeds from the sale of property, plant, equipment and intangibles	387	5,563
Proceeds from the sale of businesses	439	(196)
Purchase of investments	—	(4,955)
Acquisition of businesses, net of cash acquired	(107,166)	(13,313)
Other	—	(13,425)
Net cash used in investing activities	(259,989)	(139,562)
Financing activities:
Payments on long-term obligations	—	(85,000)
(Payments) proceeds under credit facilities, net	(48,467)	35,416
Deferred financing fees and debt issuance costs	(1,206)	(298)
Acquisition related deferred or contingent consideration	(452)	(1,277)
Repurchases of ordinary shares	(40,322)	(56,254)
Cash dividends paid to ordinary shareholders	(91,595)	(83,750)
Distributions to noncontrolling interest	(840)	(255)
Contributions from noncontrolling interest	6,050	—
Stock option and other equity transactions, net	22,958	7,610
Net cash used in financing activities	(153,874)	(183,808)
Effect of exchange rate changes on cash and cash equivalents	1,134	(13,837)
(Decrease) increase in cash and cash equivalents	(21,403)	23,372
Cash and cash equivalents at beginning of period	220,633	201,534
Cash and cash equivalents at end of period	$199,230	$224,906
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645
Comprehensive income:
Net income	—	—	104,930	—	(263)	104,667
Other comprehensive income	—	—	—	76,795	—	76,795
Repurchases of ordinary shares	(25)	(669)	(1,785)	—	—	(2,454)
Equity compensation programs and other	19	6,116	—	—	—	6,116
Cash dividends – $0.37 per ordinary share	—	—	(31,375)	—	—	(31,375)
Distributions to noncontrolling interest	—	—	—	—	(840)	(840)
Contributions from noncontrolling interest	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	(538)	(538)
Balance at December 31, 2019	84,791	$1,987,107	$1,544,495	$(148,922)	$13,386	$3,396,066

	Nine Months Ended December 31, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	$1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	284,289	—	297	284,586
Other comprehensive income	—	—	—	10,856	—	10,856
Repurchases of ordinary shares	(304)	(53,099)	12,777	—	—	(40,322)
Equity compensation programs and other	578	41,642	—	—	—	41,642
Cash dividends – $1.08 per ordinary share	—	—	(91,595)	—	—	(91,595)
Distributions to noncontrolling interest	—	—	—	—	(840)	(840)
Contributions from noncontrolling interest	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	(109)	(109)
Balance at December 31, 2019	84,791	$1,987,107	$1,544,495	$(148,922)	$13,386	$3,396,066

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2018
	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at September 30, 2018	84,495	$2,012,566	100	$15	$1,232,062	$(126,780)	$7,114	$3,124,977
Comprehensive income:
Net income	—	—	—	—	47,858	—	568	48,426
Other comprehensive income	—	—	—	—	—	(40,245)	—	(40,245)
Repurchases of ordinary shares	(9)	(2,680)	—	—	2,326	—	—	(354)
Equity compensation programs and other	84	8,159	—	—	—	—	—	8,159
Cash dividends – $0.34 per ordinary share	—	—	—	—	(28,745)	—	—	(28,745)
Distributions to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Other changes in noncontrolling interest	—	—	—	—	—	—	344	344
Balance at December 31, 2018	84,570	$2,018,045	100	$15	$1,253,501	$(167,025)	$7,771	$3,112,307

	Nine Months Ended December 31, 2018
	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2018	84,747	$2,048,037	100	$15	$1,146,223	$11,685	$11,340	$3,217,300
Comprehensive income:
Net income	—	—	—	—	195,306	—	893	196,199
Other comprehensive income	—	—	—	—	—	(176,740)	—	(176,740)
Repurchases of ordinary shares	(556)	(55,643)	—	—	(611)	—	—	(56,254)
Equity compensation programs and other	379	25,651	—	—	—	—	—	25,651
Cash dividends – $0.99 per ordinary share	—	—	—	—	(83,750)	—	—	(83,750)
Adoption of Accounting Standards (ASC 2014-09 and ASC 2017-07)	—	—	—	—	(3,667)	(1,970)	—	(5,637)
Distributions to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Other changes in noncontrolling interest	—	—	—	—	—	—	(4,207)	(4,207)
Balance at December 31, 2018	84,570	$2,018,045	100	$15	$1,253,501	$(167,025)	$7,771	$3,112,307

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
Interim Financial Statements
We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to fairly state our financial condition, results of operations, cash flows and shareholders' equity for the periods presented.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2019 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2020.
Revenue Recognition and Associated Liabilities

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2019, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
For the Three and Nine Months Ended December 31, 2019 and 2018
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2020, $46,744 of the March 31, 2019 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2019, $25,590 of the March 31, 2018 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2019, the transaction price allocated to remaining performance obligations was approximately $960,000. We expect to recognize approximately 48% of the transaction price within one year and approximately 44% beyond one year. The remainder has yet to be scheduled for delivery.

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2016-02, "Leases" (Topic 842)	February 2016
The standard requires lessees to record all leases, whether finance or operating, on the balance sheet. An asset will be recorded to represent the right to use the leased asset, and a liability will be recorded to represent the lease obligation. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that period. Early adoption is permitted.
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
For the Three and Nine Months Ended December 31, 2019 and 2018
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
First Quarter Fiscal 2020
We have elected not to reclassify the income tax effects of the TCJA from Accumulated Other Comprehensive Income ("AOCI") to retained earnings. Our policy is to release income tax effects from AOCI when individual units of account are sold or terminated.

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
For the Three and Nine Months Ended December 31, 2019 and 2018
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
obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted.

		N/A	We do not expect this standard to have a material impact on our consolidated financial statements.
ASU 2018-12 “Income Taxes (Topic 740)	December 2019
The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2019.
2. Restructuring
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions were eliminated. The Company has relocated the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions were designed to enhance profitability and improve efficiency.
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $44,036 related to these restructuring actions, of which $31,654 was recorded as restructuring expenses and $12,382 was recorded in cost of revenues, with a total of $31,278, $2,518, $668 and $7,798 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1,774. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Fiscal 2019 Restructuring Plan
Severance and other compensation related costs	$(696)	$2,743	$1,407	$2,743
Loss (gain) on disposal of asset	—	15,251	(1,164)	15,251
Asset impairment	—	4,312	—	4,312
Lease termination costs and other	248	3,841	424	3,841
Product rationalization (1)	833	9,096	2,661	9,096
Total restructuring expenses	$385	$35,243	$3,328	$35,243
(1) Recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances:

Fiscal 2019 Restructuring Plan	March 31, 2019		Provisions		Payments (1)		December 31, 2019
Severance and termination benefits	$4,102		$1,407		$(4,279)		$1,230
Lease termination obligations and other	2,029		424		(2,020)		433
Total	$6,131	—	$1,831	—	$(6,299)	—	$1,663
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

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

	December 31, 2019	March 31, 2019
Raw materials	$93,687	$83,009
Work in process	35,936	30,694
Finished goods	158,889	131,051
LIFO reserve	(17,804)	(16,757)
Reserve for excess and obsolete inventory	(18,662)	(19,754)
Inventories, net	$252,046	$208,243

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2019	March 31, 2019
Land and land improvements (1)	$66,874	$63,522
Buildings and leasehold improvements	510,027	480,359
Machinery and equipment	683,657	656,956
Information systems	174,945	169,711
Radioisotope	509,609	483,080
Construction in progress (1)	180,172	133,689
Total property, plant, and equipment	2,125,284	1,987,317
Less: accumulated depreciation and depletion	(1,022,680)	(955,735)
Property, plant, and equipment, net	$1,102,604	$1,031,582

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	December 31, 2019	March 31, 2019
Credit Agreement	$255,217	$301,846
Private Placement	885,237	884,967
Deferred financing costs	(3,490)	(3,619)
Other	—	33
Total long term debt	$1,136,964	$1,183,227

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2019	March 31, 2019
Accrued payroll and other related liabilities:
Compensation and related items	$29,744	$37,251
Accrued vacation/paid time off	11,113	10,191
Accrued bonuses	40,902	40,194
Accrued employee commissions	15,808	17,854
Other postretirement benefit obligations-current portion	1,633	1,633
Other employee benefit plans obligations-current portion	2,046	1,935
Total accrued payroll and other related liabilities	$101,246	$109,058
Accrued expenses and other:
Deferred revenues	$45,355	$55,333
Service liabilities	44,701	42,101
Self-insured risk reserves-current portion	7,475	6,537
Accrued dealer commissions	16,621	15,283
Accrued warranty	7,128	7,194
Asset retirement obligation-current portion	2,669	2,656
Other	53,698	58,661
Total accrued expenses and other	$177,647	$187,765
Other liabilities:
Self-insured risk reserves-long-term portion	$14,445	$14,445
Other postretirement benefit obligations-long-term portion	8,740	10,918
Defined benefit pension plans obligations-long-term portion	15,001	16,168
Other employee benefit plans obligations-long-term portion	2,645	4,711
Accrued long-term income taxes	13,586	13,515
Asset retirement obligation-long-term portion	10,077	9,730
Other	26,854	18,325
Total other liabilities	$91,348	$87,812

7. Income Tax Expense
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduced the maximum U.S. federal corporate income tax rate to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company applied the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the TCJA. We consider the tax expense recorded for the TCJA to be complete at this time. However, it is possible that additional legislation, regulations, interpretations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded related to the TCJA. We will continue to monitor and assess the impact of any new developments.
The effective income tax rates for the three month periods ended December 31, 2019 and 2018 were 21.9% and 16.2%, respectively. The effective income tax rates for the nine month periods ended December 31, 2019 and 2018 were 18.8% and 16.9%, respectively. The increase in the fiscal 2020 rates compared to the prior year periods is primarily attributable to increased profits earned in higher tax jurisdictions.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2016 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2015. We remain subject to tax authority audits in various jurisdictions wherever we do business.
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
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We have reviewed our processes with the agency and finalized our remediation measures. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019: Item 1 titled, "Business - Information with respect to our Business in General - Government Regulation", the "Risk Factors" in Item 1A thereof titled, "Product related regulations and claims", and the "Risk Factors", in Part II Item 1A hereof.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of December 31, 2019 and for the nine month period then ended.
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
The components of operating lease expense are as follows:

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Fixed operating lease expense	$7,079	$20,894
Variable operating lease expense	1,981	4,240
Total operating lease expense	$9,060	$25,134

Supplemental cash flow information related to operating leases is as follows:

Nine months ended December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$20,656
Right-of-use assets obtained in exchange for operating lease obligations, net	$27,089

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

Maturities of lease liabilities at December 31, 2019 are as follows:

December 31, 2019
Remainder of 2020:	$6,732
2021	22,915
2022	18,564
2023	15,185
2024	12,647
2025 and thereafter	85,388
Total operating lease payments	161,431
Less imputed interest	38,178
Total operating lease liabilities	$123,253

Supplemental information related to operating leases is as follows:

December 31,
2019
Weighted-average remaining lease term of operating leases	11.6 years

Weighted-average discount rate of operating leases	4.6%

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
Our Applied Sterilization Technologies segment offers contract sterilization and testing services for medical device and pharmaceutical manufacturers.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three and nine months ended December 31, 2019, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019.
Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Healthcare Products	$365,353	$338,264	$1,025,421	$951,779
Healthcare Specialty Services	143,869	127,761	414,816	374,564
Life Sciences	108,773	93,451	304,208	275,571
Applied Sterilization Technologies	156,266	136,762	463,459	412,043
Total revenues	$774,261	$696,238	$2,207,904	$2,013,957
Operating income (loss):
Healthcare Products	$89,849	$82,820	$250,510	$217,011
Healthcare Specialty Services	15,378	16,007	48,267	44,422
Life Sciences	37,731	33,129	103,085	96,260
Applied Sterilization Technologies	65,468	54,798	198,889	164,417
Corporate	(45,260)	(42,025)	(151,613)	(135,053)
Total operating income before adjustments	$163,166	$144,729	$449,138	$387,057
Less: Adjustments
Amortization of acquired intangible assets (1)	$17,508	$33,894	$53,407	$68,907
Acquisition and integration related charges (2)	1,721	1,816	5,585	6,197
Redomiciliation and tax restructuring costs (3)	487	4,747	3,274	5,633
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(842)
Net loss (gain) on divestiture of businesses (1)	76	(1,170)	2,553	(508)
Amortization of property "step up" to fair value (1)	602	615	1,783	1,840
Restructuring charges (4)	385	35,243	3,328	35,243
Total operating income	$142,387	$69,584	$379,208	$270,587
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2020 and fiscal 2019 revenue is disclosed in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Healthcare Products:
Capital equipment	$148,016	$143,180	$410,249	$384,086
Consumables	121,517	107,451	338,691	309,545
Service	95,820	87,633	276,481	258,148
Total Healthcare Products Revenues	$365,353	$338,264	$1,025,421	$951,779
Total Healthcare Specialty Services Revenues	$143,869	$127,761	$414,816	$374,564
Life Sciences:
Capital equipment	$31,762	$23,363	$84,993	$72,289
Consumables	46,370	41,157	132,939	119,844
Service	30,641	28,931	86,276	83,438
Total Life Sciences Revenues	$108,773	$93,451	$304,208	$275,571
Applied Sterilization Technologies Service Revenues	$156,266	$136,762	$463,459	$412,043
Total Revenues	$774,261	$696,238	$2,207,904	$2,013,957

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Ireland	$16,126	$14,215	$46,405	$40,873
United States	562,502	494,328	1,611,755	1,423,101
Other locations	195,633	187,695	549,744	549,983
Total Revenues	$774,261	$696,238	$2,207,904	$2,013,957

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2019	2018	2019	2018
Weighted average shares outstanding—basic	84,788	84,540	84,740	84,587
Dilutive effect of share equivalents	840	901	890	889
Weighted average shares outstanding and share equivalents—diluted	85,628	85,441	85,630	85,476

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2019	2018	2019	2018
Number of share options	347	435	270	331

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
On July 30, 2019, our Board of Directors approved an increase to the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of December 31, 2019, there was approximately $348,979 (net of taxes, fees and commissions) of remaining availability under the authorization.
Under the authorizations, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2020, we repurchased 205,059 of our ordinary shares for the aggregate amount of $30,000 (net of fees and commissions) pursuant to this authorization. During the first nine months of fiscal 2019, we repurchased 445,700 of our ordinary shares for the aggregate amount of $47,082 (net of fees and commissions) pursuant to the 2016 authorization.
During the first nine months of fiscal 2020, we obtained 100,124 of our ordinary shares in the aggregate amount of $10,318 in connection with share based compensation award programs. During the first nine months of fiscal 2019, we obtained 110,445 of our ordinary shares in the aggregate amount of $8,151 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of December 31, 2019, 3,921,680 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Risk-free interest rate	2.26%	2.64%
Expected life of options	6.2 years	6.2 years
Expected dividend yield of stock	1.22%	1.47%
Expected volatility of stock	20.27%	19.91%

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2019	2,104,685	$72.82
Granted	345,138	147.22
Exercised	(415,072)	55.24
Forfeited	(13,264)	102.06
Outstanding at December 31, 2019	2,021,487	$88.94	6.9 years	$128,323
Exercisable at December 31, 2019	1,120,722	$68.12	5.7 years	$94,476

We estimate that 879,534 of the non-vested stock options outstanding at December 31, 2019 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $152.42 closing price of our ordinary shares on December 31, 2019 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2020 and fiscal 2019 was $36,939 and $13,773, respectively. Net cash proceeds from the exercise of stock options were $22,958 and $7,534 for the first nine months of fiscal 2020 and fiscal 2019, respectively.
The weighted average grant date fair value of stock option grants was $23.52 and $18.12 for the first nine months of fiscal 2020 and fiscal 2019, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2019 and 2018 was $629 and $692, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2019	676,373	33,219	$80.86
Granted	156,126	13,081	135.65
Vested	(214,645)	(14,999)	74.63
Forfeited	(20,620)	(1,879)	88.84
Non-vested at December 31, 2019	597,234	29,422	$97.68

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2020 at the time of grant was $17,138.
As of December 31, 2019, there was a total of $48,301 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.2 years.
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
Changes in our warranty liability during the first nine months of fiscal 2020 were as follows:

Warranties
Balance, March 31, 2019	$7,194
Warranties issued during the period	8,885
Settlements made during the period	(8,951)
Balance, December 31, 2019	$7,128

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the third quarter

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

of fiscal 2020, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2020. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2019, we held foreign currency forward contracts to buy 33.3 million Mexican pesos and 3.6 million Canadian dollars; and to sell 3.6 million euros. At December 31, 2019 we held commodity swap contracts to buy 867.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Prepaid & Other	$423	$552	$—	$—
Accrued expenses and other	$—	$—	$69	$278

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2019	2018	2019	2018
Foreign currency forward contracts	Selling, general and administrative	$79	$(488)	$784	$(100)
Commodity swap contracts	Cost of revenues	$(398)	$(252)	$271	$(283)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $46,185 at December 31, 2019. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2019 and March 31, 2019:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
			Level 1			Level 2			Level 3
	December 31,	March 31,	December 31,	March 31,		December 31,	March 31,		December 31,	March 31,
Assets:
Cash and cash equivalents	$199,230	$220,633	$199,230	$220,633		$—	$—		$—	$—
Forward and swap contracts (1)	423	552	—	—		423	552		—	—
Equity investments(2)	12,034	13,873	12,034	13,873	—	—	—	—	—	—
Other investments	2,539	2,545	2,539	2,545		—	—		—	—

Liabilities:
Forward and swap contracts (1)	$69	$278	$—	$—		$69	$278		$—	$—
Deferred compensation plans (2)	1,728	1,564	1,728	1,564		—	—		—	—
Long term debt (3)	1,136,964	1,183,227	—	—		1,160,460	1,200,558		—	—
Contingent consideration obligations (4)	15,272	5,950	—	—		—	—		15,272	5,950

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the third quarter and first nine months of fiscal 2020, we recorded a gain of $636 and a loss of $(1,843) respectively, related to these investments. During the third quarter and first nine months of fiscal 2019, we recorded losses of $(2,154) and $(4,663) respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized as follows:

Contingent Consideration
Balance at March 31, 2019	$5,950
Additions	9,220
Currency translation adjustments	102
Balance at December 31, 2019	$15,272

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended December 31, 2019 and 2018 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(5,215)	$(4,204)	$(220,502)	$(155,574)	$(225,717)	$(159,778)
Other comprehensive income before reclassifications	195	576	77,299	12,371	77,494	12,947
Amounts reclassified from accumulated other comprehensive (loss)	(699)	(2,091)	—	—	(699)	(2,091)
Net current-period other comprehensive (loss) income	(504)	(1,515)	77,299	12,371	76,795	10,856
Balance at December 31, 2019	$(5,719)	$(5,719)	$(143,203)	$(143,203)	$(148,922)	$(148,922)
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

	Gain (Loss) on Available for Sale Securities		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$—	$1,970	$(7,565)	$(6,742)	$(119,215)	$16,457	$(126,780)	$11,685
Other comprehensive income (loss) before reclassifications	—	—	148	452	(39,830)	(175,502)	(39,682)	(175,050)
Amounts reclassified from accumulated other comprehensive (loss)	—	—	(563)	(1,690)	—	—	(563)	(1,690)
Net current-period other comprehensive (loss)	—	—	(415)	(1,238)	(39,830)	(175,502)	(40,245)	(176,740)
Cumulative adjustment to retained earnings (1)	—	(1,970)	—	—	—	—	—	(1,970)
Balance at December 31, 2018	$—	$—	$(7,980)	$(7,980)	$(159,045)	$(159,045)	$(167,025)	$(167,025)

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
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollars in thousands, except as noted)

17. Business Acquisitions and Divestitures
Fiscal 2020
During the first nine months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions during the first nine months of fiscal 2020 was approximately $117,259, net of cash acquired and including potential contingent consideration of $9,200 and deferred consideration of $893.
During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $439, net of cash divested, and recognized a pre-tax loss on the sale of $2,365 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
Fiscal 2019
During the third quarter of fiscal 2019, we completed a minor purchase to expand our service offerings in the Applied Sterilization Technologies segment. The total purchase price was $13,313.
All acquisitions were financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and amounts are not material.

18. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $7,652 at December 31, 2019 and $7,465 at March 31, 2019.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding borrowings under the agreement totaled $8,175 (or €7,300) at December 31, 2019 and $8,494 (or €7,550) at March 31, 2019.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and nine- month periods ended December 31,2019 and 2018 and the consolidated statements of cash flows for the nine-month periods ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 10, 2020

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2020 and fiscal 2019. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."
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
During the first nine months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments.
During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $0.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $2.4 million in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5.0 million.
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal year 2019, we adopted and announced a targeted restructuring plan (the “Fiscal 2019 Restructuring Plan”), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including, the rationalization of certain products. Fewer than 200 positions were eliminated. The Company has relocated the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions were designed to enhance profitability and improve efficiency. For additional information on restructuring see the subsection titled "Restructuring Expenses", located in the Results of Operations section of this MD&A, or Note 2 of our Consolidated Financial Statements, titled "Restructuring".

Highlights. Revenues increased 11.2%, to $774.3 million for the three months ended December 31, 2019, as compared to $696.2 million for the same period in the prior year. Revenues increased 9.6%, to $2,207.9 million for the nine months ended December 31, 2019, as compared to $2,014.0 million for the same period in the prior year. These increases primarily reflect organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Gross profit percentage for the third quarter of fiscal 2020 was 42.8% compared to the gross profit percentage for the third quarter of fiscal 2019 of 41.2%. The favorable impacts of lower current period expenses related to the Fiscal 2019 Restructuring Plan, improved productivity and pricing were slightly offset by the unfavorable impact of labor costs and other adjustments. Gross profit percentage for the first nine months of fiscal 2020 was 43.3% compared to the gross profit percentage for the first nine months of fiscal 2019 of 41.7%. The favorable impacts of improved productivity, pricing and lower current period expenses related Fiscal 2019 Restructuring Plan were slightly offset by the unfavorable impact of labor costs and other adjustments.
Operating income for the third quarter of fiscal 2020 was $142.4 million, compared to $69.6 million for third quarter of fiscal 2019. Operating income during the first nine months of fiscal 2020 was $379.2 million, compared to $270.6 million for the first nine months of fiscal 2019. These increases are primarily attributable to lower restructuring expenses, increased revenue volumes and higher gross margin attainment in the fiscal 2020 periods over the same fiscal 2019 periods.
Cash flows from operations were $391.3 million and free cash flow was $238.1 million in the first nine months of fiscal 2020 compared to cash flows from operations of $360.6 million and free cash flow of $252.9 million for first nine months of fiscal 2019 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in free cash flow in the fiscal 2020 period was primarily due to higher capital expenditures, as anticipated.
Our debt-to-total capital ratio was 25.2% at December 31, 2019 and 27.1% at March 31, 2019. During the first nine months of fiscal 2020, we declared and paid quarterly cash dividends of $1.08 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2020 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$391,326	$360,579
Purchases of property, plant, equipment and intangibles, net	(153,649)	(113,236)
Proceeds from the sale of property, plant, equipment and intangibles	387	5,563
Free cash flow	$238,064	$252,906
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2020 compared with the same fiscal 2019 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2019 to the revenues for the three and nine months ended December 31, 2018:

	Three Months Ended December 31,
(dollars in thousands)	2019	2018	Change	Percent Change

Total revenues	$774,261	$696,238	$78,023	11.2%

Revenues by type:
Service revenues	410,466	368,599	41,867	11.4%
Consumable revenues	176,625	155,986	20,639	13.2%
Capital equipment revenues	187,170	171,653	15,517	9.0%

Revenues by geography:
Ireland revenues	16,126	14,215	1,911	13.4%
United States revenues	562,502	494,328	68,174	13.8%
Other foreign revenues	195,633	187,695	7,938	4.2%
Revenues increased 11.2%, to $774.3 million for the three months ended December 31, 2019, as compared to $696.2 million for the same period in the prior year. This increase reflects organic growth in all business segments.
Service revenues increased 11.4% for the three months ended December 31, 2019, as compared to the same period in fiscal 2019, reflecting growth in all business segments. Consumable revenues increased by 13.2% for the three months ended December 31, 2019, as compared to the same period in fiscal 2019, reflecting growth in the Healthcare Products and Life Sciences segments. Capital equipment revenues increased 9.0%, for the three months ended December 31, 2019, as compared to the same period in fiscal 2019, reflecting growth in the Healthcare Products and Life Sciences segments.
Ireland revenues increased 13.4% to $16.1 million for the three months ended December 31, 2019, as compared to $14.2 million for the same period in the prior year, reflecting growth in service and consumable revenues.
United States revenues increased 13.8%, to $562.5 million for the three months ended December 31, 2019, as compared to $494.3 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 4.2% to $195.6 million for the three months ended December 31, 2019, as compared to $187.7 million for the same period in the prior year. Revenues increased within Canada and the Europe, Middle East & Africa ("EMEA"), Asia Pacific and Latin American regions despite the negative impact of actions taken in conjunction with the 2019 Restructuring Plan and the divestiture of our Healthcare Specialty Services business in China.

	Nine Months Ended December 31,
(dollars in thousands)	2019	2018	Change	Percent Change

Total revenues	$2,207,904	$2,013,957	$193,947	9.6%

Revenues by type:
Service revenues	1,198,708	1,092,869	105,839	9.7%
Consumable revenues	495,309	450,729	44,580	9.9%
Capital equipment revenues	513,887	470,359	43,528	9.3%

Revenues by geography:
Ireland revenues	46,405	40,873	5,532	13.5%
United States revenues	1,611,755	1,423,101	188,654	13.3%
Other foreign revenues	549,744	549,983	(239)	—%
Revenues increased 9.6%, to $2,207.9 million for the nine months ended December 31, 2019, as compared to $2,014.0 million for the same period in the prior year. This increase reflects organic growth in all business segments and favorable pricing, which was partially offset by unfavorable fluctuations in currencies.
Service revenues increased 9.7% for the nine months ended December 31, 2019, as compared to the same period in fiscal 2019, reflecting growth in all business segments. Consumable revenues increased by 9.9% for the nine months of fiscal 2020 compared to the same period in the prior year, reflecting growth in the Healthcare Products and Life Sciences segments. Capital equipment revenues increased 9.3%, for the nine months of fiscal 2020 compared to to the same period in the prior year, reflecting growth in the Healthcare Products and Life Science segments.
Ireland revenues increased 13.5% to $46.4 million for the nine months ended December 31, 2019, as compared to $40.9 million for the same period in the prior year, reflecting growth in service and consumable revenues.
United States revenues increased 13.3%, to $1,611.8 million for the nine months ended December 31, 2019, as compared to $1,423.1 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
Revenues from other foreign locations was $549.7 million for the nine months ended December 31, 2019, as compared to $550.0 million for the same period in the prior year. Revenues declined within the EMEA and Asia Pacific regions, primarily due to actions taken in conjunction with the 2019 Restructuring Plan and the divestiture of our Healthcare Specialty Services business in China. Revenues increased within Canada and the Latin American region.

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2019 to the three and nine months ended December 31, 2018:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Gross profit:
Product	$168,690	$145,410	$23,280	16.0%
Service	162,663	141,587	21,076	14.9%
Total gross profit	$331,353	$286,997	$44,356	15.5%
Gross profit percentage:
Product	46.4%	44.4%
Service	39.6%	38.4%
Total gross profit percentage	42.8%	41.2%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Gross profit:
Product	$469,532	$420,150	$49,382	11.8%
Service	486,331	420,561	65,770	15.6%
Total gross profit	$955,863	$840,711	$115,152	13.7%
Gross profit percentage:
Product	46.5%	45.6%
Service	40.6%	38.5%
Total gross profit percentage	43.3%	41.7%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2020 was 42.8% compared to the gross profit percentage for the third quarter of fiscal 2019 of 41.2%. The favorable impacts of lower current period expenses related to the Fiscal 2019 Restructuring Plan (110 basis points), improved productivity (30 basis points) and pricing (40 basis points) were slightly offset by the unfavorable impact of labor costs and other adjustments (20 basis points).
Gross profit percentage for the first nine months of fiscal 2020 was 43.3% compared to the gross profit percentage for the first nine months of fiscal 2019 of 41.7%. The favorable impacts of improved productivity (90 basis points), pricing (50 basis points) and lower current period expenses related to the Fiscal 2019 Restructuring Plan (30 basis points) were slightly offset by the unfavorable impact of labor costs and other adjustments (10 basis points).
Operating Expenses. The following tables compare our operating expenses for the three and nine months ended December 31, 2019 to the three and nine months ended December 31, 2018:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Operating expenses:
Selling, general, and administrative	$172,927	$176,099	$(3,172)	(1.8)%
Research and development	16,487	15,167	1,320	8.7%
Restructuring expenses	(448)	26,147	(26,595)	NM
Total operating expenses	$188,966	$217,413	$(28,447)	(13.1)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Operating expenses:
Selling, general, and administrative	$527,667	$496,817	$30,850	6.2%
Research and development	48,321	47,160	1,161	2.5%
Restructuring expenses	667	26,147	(25,480)	NM
Total operating expenses	$576,655	$570,124	$6,531	1.1%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 1.8% in the third quarter of fiscal 2020 over the same prior year period. The adoption of a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment, resulted in a fiscal 2019 third quarter impairment charge of $16.2 million. SG&A increased 6.2% in the first nine months of fiscal 2020 over the same prior year period, primarily due to higher incentive expense in fiscal 2020 due to strong performance.
Research and Development. Research and development expenses increased 8.7% and 2.5% in the third quarter and first nine months of fiscal 2020, respectively over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2020, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions were eliminated. The Company has relocated the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions were designed to enhance profitability and improve efficiency.
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $44.0 million related to these restructuring actions, of which $31.7 million was recorded as restructuring expenses and $12.4 million was recorded in cost of revenues, with a total of $31.3 million, $2.5 million, $0.7 million and $7.8 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1.8 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
Fiscal 2019 Restructuring Plan
Severance and other compensation related costs	$(696)	$2,743	$1,407	$2,743
Loss (gain) on disposal of asset	—	15,251	(1,164)	15,251
Asset impairment	—	4,312	—	4,312
Lease termination costs and other	248	3,841	424	3,841
Product rationalization (1)	833	9,096	2,661	9,096
Total restructuring expenses	$385	$35,243	$3,328	$35,243

(1) Recorded in cost of revenues on the Consolidated Statements of Income.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following tables compare our net non-operating expenses for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
(dollars in thousands)	2019	2018	Change
Non-operating expenses, net:
Interest expense	$9,813	$10,879	$(1,066)
Interest income and miscellaneous expense	(1,378)	945	(2,323)
Non-operating expenses, net	$8,435	$11,824	$(3,389)

	Nine Months Ended December 31,
(dollars in thousands)	2019	2018	Change
Non-operating expenses, net:
Interest expense	$30,702	$34,014	$(3,312)
Interest income and miscellaneous expense	(2,163)	503	(2,666)
Non-operating expenses, net	$28,539	$34,517	$(5,978)
Interest expense decreased $1.1 million during the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. Interest expense decreased $3.3 million during the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019. These decreases are primarily due to lower outstanding debt levels in the fiscal 2020 periods as compared to the same prior year periods. Interest income and miscellaneous expense is not material.
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and nine months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Income tax expense	$29,285	$9,334	$19,951	213.7%
Effective income tax rate	21.9%	16.2%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2019	2018
Income tax expense	$66,083	$39,871	$26,212	65.7%
Effective income tax rate	18.8%	16.9%
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
The effective income tax rates for the three month periods ended December 31, 2019 and 2018 were 21.9% and 16.2%, respectively. The effective income tax rates for the nine month periods ended December 31, 2019 and 2018 were 18.8% and 16.9%, respectively. The increase in the fiscal 2020 rates compared to the prior year periods is primarily attributable to increased profits earned in higher tax jurisdictions.
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
Our Applied Sterilization Technologies segment offers contract sterilization and testing services for medical device and pharmaceutical manufacturers.
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
The following table compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2019 and 2018:

(dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Healthcare Products	$365,353	$338,264	$1,025,421	$951,779
Healthcare Specialty Services	143,869	127,761	414,816	374,564
Life Sciences	108,773	93,451	304,208	275,571
Applied Sterilization Technologies	156,266	136,762	463,459	412,043
Total revenues	$774,261	$696,238	$2,207,904	$2,013,957
Operating income (loss):
Healthcare Products	$89,849	$82,820	$250,510	$217,011
Healthcare Specialty Services	15,378	16,007	48,267	44,422
Life Sciences	37,731	33,129	103,085	96,260
Applied Sterilization Technologies	65,468	54,798	198,889	164,417
Corporate	(45,260)	(42,025)	(151,613)	(135,053)
Total operating income before adjustments	$163,166	$144,729	$449,138	$387,057
Less: Adjustments
Amortization of acquired intangible assets (1)	$17,508	$33,894	$53,407	$68,907
Acquisition and integration related charges (2)	1,721	1,816	5,585	6,197
Redomiciliation and tax restructuring costs (3)	487	4,747	3,274	5,633
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(842)
Net loss (gain) on divestiture of businesses (1)	76	(1,170)	2,553	(508)
Amortization of property "step up" to fair value (1)	602	615	1,783	1,840
Restructuring charges (4)	385	35,243	3,328	35,243
Total operating income	$142,387	$69,584	$379,208	$270,587
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

Healthcare Products revenues increased 8.0% to $365.4 million for the three months ended December 31, 2019, as compared to $338.3 million in the same prior year period. This increase reflects growth in consumable, service and capital equipment revenues of 13.1%, 9.3% and 3.4%, respectively. Healthcare Products revenues increased 7.7% to $1,025.4 million for the nine months ended December 31, 2019, as compared to $951.8 million in the same prior year period. This increase reflects growth in consumable, service, and capital equipment revenues of 9.4%, 7.1%, and 6.8% respectively. The fiscal 2020 increases are primarily driven by organic growth, which was partially offset by unfavorable fluctuations in currencies. At December 31, 2019, the Healthcare Products segment’s backlog amounted to $209.9 million, representing a decrease of 2.7% , as compared to the backlog of $215.7 million at December 31, 2018.
Healthcare Specialty Services revenues increased 12.6% to $143.9 million for the three months ended December 31, 2019, as compared to $127.8 million in the same prior year period. Healthcare Specialty Services revenues increased 10.7% to $414.8 million for the nine months ended December 31, 2019, as compared to $374.6 million in the same prior year period. These increases reflect organic growth, which was partially offset by the divestiture of our Healthcare Specialty Services business in China and unfavorable fluctuations in currencies.
Life Sciences revenues increased 16.4% to $108.8 million for the three months ended December 31, 2019, as compared to $93.5 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 36.0%, 12.7% and 5.9%, respectively. Life Sciences revenues increased 10.4% to $304.2 million for the nine months ended December 31, 2019, as compared to $275.6 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 17.6%, 10.9% and 3.4%, respectively. The fiscal 2020 increases are driven by organic growth and favorable pricing, which were partially offset by unfavorable fluctuations in currencies. At December 31, 2019, the Life Sciences segment’s backlog amounted to $71.6 million, representing an increase of 14.8%, as compared to the backlog of $62.4 million at December 31, 2018.
Applied Sterilization Technologies segment revenues increased 14.3% to $156.3 million for the three months ended December 31, 2019, as compared to $136.8 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 12.5% to $463.5 million for the nine months ended December 31, 2019, as compared to $412.0 million for the same prior year period. The fiscal 2020 increases reflect organic growth primarily attributable to increased demand from medical device Customers, which was partially offset by unfavorable fluctuations in currencies.
The Healthcare Products segment’s operating income increased 8.5% to $89.8 million for the three months ended December 31, 2019, as compared to $82.8 million in the same prior year period. The Healthcare Products segment’s operating income increased 15.4% to $250.5 million for the nine months ended December 31, 2019, as compared to $217.0 million in the same prior year period. The segment's operating margins were 24.6% and 24.5% for the third quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 24.4% and 22.8% for the first nine months of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 periods were primarily due to increased volumes and favorable product mix.
The Healthcare Specialty Services segment’s operating income decreased 3.9% to $15.4 million for the three months ended December 31, 2019, as compared to $16.0 million in the same prior year period. The Healthcare Specialty Services segment’s operating income increased 8.7% to $48.3 million for the nine months ended December 31, 2019 as compared to $44.4 million in the same prior year period, primarily due to increased volumes. The segment's operating margins were 10.7% and 12.5% for the third quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 11.6% and 11.9% for the first nine months of fiscal 2020 and 2019, respectively. The declines in operating margins in the fiscal 2020 periods were primarily due to investments being made to add capacity in anticipation of continuing growing demand.
The Life Sciences segment’s operating income increased 13.9% to $37.7 million for the three months ended December 31, 2019, as compared to $33.1 million in the same prior year period. The Life Sciences segment’s operating income increased 7.1% to $103.1 million for the nine months ended December 31, 2019, as compared to $96.3 million in the same prior year period. The increases in the fiscal 2020 periods were primarily due to increased volumes. The segment's operating margins were 34.7% and 35.5% for the third quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 33.9% and 34.9% for the first nine months of fiscal 2020 and 2019, respectively. The declines in operating margins in the fiscal 2020 periods were primarily due to unfavorable product mix.
The Applied Sterilization Technologies segment's operating income increased 19.5% to $65.5 million for the three months ended December 31, 2019, as compared to $54.8 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 21.0% to $198.9 million for the nine months ended December 31, 2019, as compared to $164.4 million during the same prior year period. The segment's operating margins were 41.9% and 40.1% for the third quarter fiscal 2020 and 2019, respectively. The segment's operating margins were 42.9% and 39.9% for the first nine months of fiscal 2020 and 2019, respectively. The increases in the fiscal 2020 periods were primarily due to increased volumes.
Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$391,326	$360,579
Net cash (used in) investing activities	$(259,989)	$(139,562)
Net cash (used in) financing activities	$(153,874)	$(183,808)
Debt-to-total capital ratio	25.2%	28.6%
Free cash flow	$238,064	$252,906
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $391.3 million for the first nine months of fiscal 2020 and $360.6 million for the first nine months of fiscal 2019. The fiscal 2020 increase in cash flows from operations was primarily due to the higher net income attainment in the fiscal 2020 period, as compared to the same fiscal 2019 period.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $260.0 million for the first nine months of fiscal 2020 and $139.6 million for the first nine months of fiscal 2019. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2020 and fiscal 2019:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $153.6 million for the first nine months of fiscal 2020 and $113.2 million during the same prior year period. The increase relates primarily to our previously announced expansion projects in the Applied Sterilization Technologies and Healthcare Specialty Services segments.

•
Proceeds from the sale of property, plant, equipment and intangibles– Proceeds from the sale of property, plant and equipment were not material for the first nine months of fiscal 2020. Proceeds from the sale of property, plant, equipment and intangibles were $5.6 million during the first nine months of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the U.K. and the sale of certain assets related to the termination of a service agreement.

•
Acquisitions of businesses, net of cash acquired – During the first nine months of fiscal 2020 and fiscal 2019, we used $107.2 million and $13.3 million, respectively, for the purchase of businesses. For more information on our acquisitions, refer to our Note 17 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first nine months of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other – During the first nine months of fiscal 2019, we provided approximately $13.4 million under borrowing agreements. For more information on these loan agreements, refer to our Note 18 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $153.9 million for the first nine months of fiscal 2020 compared with net cash used in financing activities of $183.8 million for the first nine months of fiscal 2019. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2020 and fiscal 2019:

•	Payments on long-term obligations – Payments on long-term obligations totaled $85.0 million in the first nine months of fiscal 2019.

•
Proceeds (payments) under credit facility, net – Net payments under credit facilities totaled $48.5 million in the first nine months of fiscal 2020 compared to net proceeds under credit facilities of $35.4 million in the first nine months of fiscal 2019.

•
Repurchases of ordinary shares – During the first nine months of fiscal 2020, we purchased 205,059 of our ordinary shares in the aggregate amount of $30.0 million. During the first nine months of fiscal 2020, we obtained 100,124 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.3 million. During the first nine months of fiscal 2019, we purchased 454,000 of our ordinary shares in the aggregate amount of $48.1 million. During the first nine months of fiscal 2019, we obtained 110,445 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $8.2 million.

•
Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2020, we paid total cash dividends of $91.6 million, or $1.08 per outstanding share. During the first nine months of fiscal 2019, we paid total cash dividends of $83.8 million, or $0.99 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2020 and fiscal 2019, we received cash proceeds totaling $23.0 million and $7.5 million, respectively, under these programs. During the first nine months of fiscal 2020, we received contributions from noncontrolling interest holders of $6.1 million and paid $0.8 million in distributions to noncontrolling interest holders. During the first nine months of fiscal 2019, we paid $0.3 million in distributions to noncontrolling interest holders.

Cash Flow Measures. Free cash flow was $238.1 million in the first nine months of fiscal 2020 compared to $252.9 million in the first nine months of fiscal 2019 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in free cash flow in the fiscal 2020 period was primarily due to higher capital expenditures, as anticipated. Our debt-to-total capital ratio was 25.2% at December 31, 2019 and 28.6% at December 31, 2018.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2019, dated May 30, 2019. Our commercial commitments were approximately $79.4 million at December 31, 2019, reflecting a net increase of $5.6 million in surety bonds and other commercial commitments from March 31, 2019. We had $255.2 million of outstanding borrowings under the Credit Agreement as of December 31, 2019. We had $6.2 million of letters of credit outstanding under the Credit Agreement at December 31, 2019.
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland ("the Redomiciliation"), (b) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (c) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (d) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (e) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (f) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (g) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (h) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (i) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (j) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (k) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2019, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (l) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (m) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (n) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the targeted restructuring plan will not be realized or will be other than anticipated, and (o) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2020, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2020. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal, Regulatory and Tax Risks
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance and regulated materials or processes that we use in our operations may become the focus of litigation.

Our Applied Sterilization Technologies (“AST”) segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is Ethylene Oxide (“EO”) sterilization. In the United States, several regulators, including the U.S. Environmental Protection Agency (“EPA”), U.S. Food and Drug Administration (“FDA”), and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition.

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
As of December 31, 2019, there was approximately $349.0 million (net of taxes, fees and commissions) of remaining availability under the authorizations.
Under the authorizations, shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2020, we repurchased 205,059 of our ordinary shares pursuant to this authorization. During the first nine months of fiscal 2020, we obtained 100,124 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2020 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	—		$—		—	$348,979
November 1-30	—		—		—	348,979
December 1-31	—		$—		—	$348,979
Total	—	(1)	—	(1)	—	348,979
(1) Does not include 8 shares purchased during the quarter at an average price of $147.23 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Schema Document.

101.CAL	Calculation Linkbase Document.

101.DEF	Definition Linkbase Document.

101.LAB	Labels Linkbase Document.

101.PRE	Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Controller and Chief Accounting Officer
February 10, 2020