Form 10-K
period 2020-03-31
STERIS plc
filed 2020-05-29
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
__________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September, 30, 2019 was $12,164.2 million.
The number of Ordinary Shares outstanding as of May 22, 2020: 84,918,305
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting – Part III

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

PART I
Throughout this Annual Report, references to STERIS plc, "STERIS," "us," or "our," mean STERIS Ireland and its subsidiaries for periods from and after the Redomiciliation and STERIS UK and its subsidiaries for periods prior to the Redomiciliation (as such terms are hereinafter defined), unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2020 ended on March 31, 2020.

ITEM 1.	BUSINESS
INTRODUCTION
STERIS plc is a leading provider of infection prevention and other procedural products and services. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products including detergents and gastrointestinal endoscopy accessories and other products and services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory services and outsourced instrument reprocessing.
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
STERIS plc's registered office is located in Dublin, Ireland. STERIS plc has approximately 13,000 employees worldwide. Through our field sales and service and a network of dealers and distributors, we serve Customers in more than 100 countries around the world.
We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company. In fiscal 2019, we ceased the allocation of certain corporate costs to our segments to align with internal management measures. The fiscal 2018 period operating income measures have been recast for comparability.
The bulk of our revenues are derived from healthcare provider, pharmaceutical and medical device Customers. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and are dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services. The COVID-19 pandemic is resulting in the deferral of certain elective medical procedures, which is negatively impacting the demand for some of our products and services.
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
HEALTHCARE PRODUCTS SEGMENT
Description of Business. Our Healthcare Products segment provides a broad portfolio of infection prevention, procedural and GI solutions including: consumable products, equipment maintenance and installation services, and capital equipment to acute care hospitals, ambulatory surgery centers and GI clinics. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.

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
Customer Concentration. Our Healthcare Products segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2020, no Customer represented more than 10% of the Healthcare Product segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Belimed, Cantel Medical, Ecolab, Getinge, Hill-Rom, Fortive, Stryker and Skytron.
HEALTHCARE SPECIALTY SERVICES SEGMENT
Description of Business. Our Healthcare Specialty Services segment provides a range of solutions and managed services including: hospital sterilization services and instrument and scope repairs to acute care hospitals and other healthcare settings that aid our Customers in improving the safety, quality and productivity of their operations.
Services Offered. Our Healthcare Specialty Services segment provides comprehensive instrument and endoscope repair and maintenance solutions (on-site or at one of our dedicated facilities), custom process improvement consulting and outsourced instrument sterile processing (on-site at the hospital and in off-site reprocessing centers).
Customer Concentration. Our Healthcare Specialty Services segment offers an array of services to Customers in many countries throughout the world. For the year ended March 31, 2020, no Customer represented more than 10% of the Healthcare Specialty Services segment's total revenues.
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
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2020, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
APPLIED STERILIZATION TECHNOLOGIES SEGMENT
Description of Business. Our Applied Sterilization Technologies ("AST") segment provides contract sterilization and testing services for medical device and pharmaceutical manufacturers. As a technology neutral service provider, we offer unbiased technology assessments dependent on the individual requirements of each product. Our Customers are primarily medical device and pharmaceutical manufacturers.
Services Offered. We offer a wide range of sterilization modalities as well as an array of testing services that complements the manufacturing of sterile products. Our locations are in major population centers and core distribution corridors throughout the

Americas, Europe and Asia. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout the world. For the year ended March 31, 2020, no Customer represented more than 10% of the segment’s revenues.
Competition.  Applied Sterilization Technologies operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2021. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as EO and cobalt-60, which are necessary to our AST operations. In addition, we have developed a plan to expand our irradiation processing capacity with accelerator-based technologies, which may reduce the potential supply risk.
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
As of March 31, 2020, we held approximately 410 United States patents and approximately 1,640 in other jurisdictions and had approximately 145 United States patent applications and 360 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2020, we had a total of approximately 1,430 trademark registrations worldwide.
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
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in Ireland, the United States and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. Please refer to Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for further information.
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
Employees.  As of March 31, 2020, we had approximately 13,000 employees throughout the world including certain locations subject to collective bargaining agreements and works council representation. We believe we generally have good relations with our employees.
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
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2020, we had a backlog of $242.5 million. Of this amount, $170.1 million and $72.4 million related to our Healthcare Products and Life Sciences segments, respectively. At March 31, 2019, we had backlog orders of $215.2 million. Of this amount, $154.5 million and $60.7 million related to our Healthcare Products and Life Sciences segments, respectively.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2020. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	52	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	47	Senior Vice President and Chief Operating Officer
Cary L. Majors	45	Senior Vice President, North America Commercial Operations
Walter M Rosebrough, Jr.	66	President and Chief Executive Officer
Renato G. Tamaro	51	Vice President and Corporate Treasurer
Michael J. Tokich	51	Senior Vice President and Chief Financial Officer
J. Adam Zangerle	53	Senior Vice President, General Counsel, and Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2020:
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
Cary L. Majors serves as Senior Vice President, North America Commercial Operations. He assumed this role in August 2019. From April 2014 to August 2019 he served as Vice President, North America Commercial Operations.
Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough is also a Director of STERIS plc and Varex Imaging Corporation.
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
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. In addition, the impact of the COVID-19 pandemic may also exacerbate any of these risks, which could have a material effect on us. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.
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

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; enhanced credit risks in certain European countries as well as emerging market regions; Customers with longer payment cycles than Customers in the United States; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds; tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country; the impact of the COVID-19 pandemic on our supply chain and the industries in which we operate; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the COVID-19 pandemic, the U.K. “Brexit”, for the U.K. and/or regional or global economies, or the withdrawal from the EU of other member countries; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries and difficulties associated with compliance with a variety of laws and regulations governing international trade, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act and laws and regulations dealing with trade with persons in sanctioned countries.

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
Economic conditions and financial market access
The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business and financial condition.
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations. We have experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, we have experienced less demand for some of our products and services as a result of official prohibitions or voluntary deferrals of certain medical procedures, and other factors, which we believe has been exacerbated by the impact of stay-at-home orders. Additionally, the COVID-19 outbreak has, caused temporary disruptions in our supply chain.
Long-term facility closures or other restrictions could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Such restrictions also may have a substantial impact on our Customers and our sales cycles. The COVID-19 pandemic may put pressure on overall spending for our products and services, and may cause our Customers to modify spending priorities or delay or abandon purchasing decisions. Moreover, because a large number of our employees have transitioned to working from home, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.
The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, Customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe. Additionally, continued weak economic conditions generally could result in extended weak demand for our products and services. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.

Changes in economic climate may adversely affect us.
Adverse economic cycles or conditions, and Customer, regulatory or government response to those cycles or conditions, have affected and could further affect our results of operations. The onset of these cycles or conditions may not be foreseeable and there can be no assurance when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational or utilization problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.
Many of our Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, including as a result of the impacts of the COVID-19 pandemic, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products and services, and/or weaker overall demand for our products and services, particularly capital products.

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
Among other provisions, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed an excise tax on medical devices manufactured or offered for sale in the United States. Late in 2019, U.S. Congress enacted legislation that repealed the excise tax, which had been suspended during calendar years 2016 through 2019. In addition, we have been required to commit significant resources to “Sunshine Act” compliance. Various additional health care reform proposals have emerged at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted.

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

 The COVID-19 pandemic may disrupt the operations of regulatory bodies with responsibility for oversight of healthcare and health and medical products. Such disruptions could result in the focus and prioritization of regulatory resources on emergent matters, which could divert regulatory resources away from more routine regulatory matters that are not COVID-19 related but that have the potential to impact our business. For example, there could be delays in FDA review of applications for marketing authorization, including those which may be necessary for or in connection with proposed changes to our products or the changes to the processes by which they are manufactured. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization or delay in regulatory review resulting from such disruptions could materially affect our ongoing device design, development, and commercialization plans.

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
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws and regulations or policies governing the terms of foreign trade, and in particular, increased trade restrictions, including as a result of the COVID-19 pandemic, tariffs or taxes on imports from countries where we manufacture products could have a material adverse impact on our business and financial results.

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

Business continuity hazards and other risks include: explosions, fires, earthquakes, public health crises, inclement weather, and other disasters; utility or other mechanical failures; unscheduled downtime; labor difficulties; inability to obtain or maintain any required licenses or permits; disruption of communications; data security, preservation and redundancy disruptions; inability to hire or retain key management or employees; disruption of supply or distribution; and regulation of the safety, security or other aspects of our operations.
The occurrence of these types of events has disrupted and may in the future disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. Certain casualties also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for casualties occurring at our facilities, result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business.

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

The COVID-19 pandemic or similar public health crises could have a material adverse impact on ability to staff our operations.
As supplier to Healthcare and Life Sciences Customers, we fall within a “critical infrastructure” sector, and are also considered an essential business and therefore exempt under various stay at home/shelter in place orders. Accordingly, our employees continue to work because of the importance of our operations to the health and well-being of citizens in the countries in which we operate. We have implemented telework policies wherever possible for appropriate categories of employees. However, our employees that are unable to telework continue to work at our facilities and those of our Customers, and we have implemented appropriate safety measures, such as social distancing and increased cleaning protocols. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable or unwilling to continue working during the current or any future health crises, our operations may be adversely impacted.

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

We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. In addition, the COVID-19 pandemic may increase the risk of such vulnerability and attacks, including unauthorized access or attacks exploiting the fact that a large number of employees are working remotely during government shutdowns and closures. Enforcement of the General Data Protection Regulation (“GDPR”) was effective as of May 2018. The GDPR is focused on the protection of personal data not merely the privacy of personal data. The GDPR creates a range of new compliance obligations and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2020. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates. In the following discussion “International” is defined as all countries other than Ireland and the United States.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
The Company owns 44 and leases 11 contact sterilization locations, utilized in the Applied Sterilization Technologies Segment that are located in major population centers and core distribution corridors throughout the Americas, Europe and Asia.
The Company operates over 75 locations representing sales, administrative and operational locations in the U.S. and 19 other countries, the majority of which are leased and support one or multiple business segments. Operational locations are primarily comprised of service centers and distribution warehouses. Our locations are geographically spread to be in close proximity to our Customers to ensure timely delivery of products and services.
The Company owns and leases several material manufacturing locations that support one or more of our Healthcare Products, Healthcare Specialty Services and Life Sciences segments, which are disclosed in the following table:

Location	U.S./INTL*	Leased/Owned
Montgomery, AL	U.S.	Owned/Leased
St. Louis, MO	U.S.	Owned/Leased
Mentor, OH	U.S.	Owned/Leased
Sharon Hill, PA	U.S.	Owned
Franklin Park, IL	U.S.	Leased
Point Richmond, CA	U.S.	Leased
Quebec City, Canada	INTL	Owned
Tuusula, Finland	INTL	Owned/Leased
Bordeaux, France	INTL	Owned
Leicester, England	INTL	Owned/Leased
Shanghai, China	INTL	Leased
Guadalupe, Mexico	INTL	Leased
Bishop Stortford, England	INTL	Leased
* International includes all countries other than Ireland and the U.S.

ITEM 3.	LEGAL PROCEEDINGS
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
Holders. As of March 31, 2020, there were approximately 1,040 holders of record of our ordinary shares.
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
As of March 31, 2020, there was approximately $339.0 million (net of taxes, fees and commissions) of remaining availability under the authorizations.
Under the authorizations, shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
We purchased 273,259 of our ordinary shares during fiscal 2020 for the aggregate amount of $40.0 million, pursuant to the 2019 authorizations.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of fiscal year 2020:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—		$—		—	$348,979
February 1-29	22,500		166.20		22,500	345,239
March 1-31	45,700		136.55		45,700	338,979
Total	68,200	(1)	$146.08	(1)	68,200	$338,979
(1) Does not include 8 shares purchased during the quarter at an average price of $151.44 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2020 (1)	2019 (1) (2)	2018 (2)	2017 (2)	2016 (2)
Statements of Income Data:
Revenues	$3,030,895	$2,782,170	$2,619,996	$2,612,756	$2,238,764
Gross profit	1,319,923	1,175,427	1,092,746	1,026,213	895,348
Restructuring expenses	673	30,987	103	215	(820)
Income from continuing operations	536,973	411,465	399,883	226,206	237,576
Income taxes	90,876	64,394	63,360	74,015	60,299
Net income attributable to shareholders	407,605	304,051	290,915	109,965	110,763
Basic income per ordinary share:
Net income	$4.81	$3.59	$3.42	$1.29	$1.57
Shares used in computing net income per ordinary share – basic	84,778	84,577	85,028	85,473	70,698
Diluted income per ordinary share:
Net income	$4.76	$3.56	$3.39	$1.28	$1.56
Shares used in computing net income per ordinary share – diluted	85,641	85,468	85,713	86,094	71,184
Dividends per ordinary share	$1.45	$1.33	$1.21	$1.09	$0.98
Balance Sheets Data:
Working capital	$705,144	$588,539	$591,195	$636,219	$571,919
Total assets	5,425,582	5,073,071	5,200,334	4,924,555	5,346,416
Long-term indebtedness	1,150,521	1,183,227	1,316,001	1,478,361	1,567,796
Total liabilities	2,018,858	1,887,273	1,983,034	2,114,422	2,307,524
Total shareholders’ equity	$3,393,876	$3,177,810	$3,205,960	$2,798,602	$3,023,034
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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2020, 2019 and 2018 as well as Part I, Item 1A, “Risk Factors” and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
Information on our financial condition and results of our operations for our 2018 fiscal year period can be found in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 30, 2019.
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
The bulk of our revenues are derived from the healthcare, medical device and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services. The COVID-19 pandemic is resulting in the deferral of certain elective medical procedures, which is negatively impacting the demand for some of our products and services.
We completed several tuck in acquisitions and asset purchases in fiscal 2020 and 2019 that expanded our product and service offerings to our Customers.

During fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China with annual revenues of approximately $5.0 million.
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
Highlights.  Revenues increased $248.7 million, or 8.9%, to $3,030.9 million for the year ended March 31, 2020, as compared to $2,782.2 million for the year ended March 31, 2019. This increase reflects organic growth in all business segments, which was partially offset by unfavorable fluctuations in currencies.
Fiscal 2020 operating income increased 30.5% to $537.0 million over fiscal 2019 operating income of $411.5 million. The increase is primarily attributable to lower restructuring expenses, increased revenue volumes and higher gross margin attainment in fiscal 2020 over fiscal 2019.
Net cash flows from operations were $590.6 million and free cash flow was $380.2 million in fiscal 2020 compared to net cash flows from operations of $539.5 million and free cash flow of $355.4 million in fiscal 2019 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in free cash flow is primarily due to the improvement in cash from operations.
Our debt-to-total capital ratio was 25.3% at March 31, 2020. During the year, we increased our quarterly dividend for the fourteenth consecutive year to $0.37 per share per quarter.
Outlook. In fiscal 2021 and beyond, we expect to continue to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services.
However, the COVID-19 pandemic began to impact our business late in fiscal 2020. The coronavirus pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of medical procedures and treatments and shelter-in-place orders or similar measures, is negatively affecting, and is expected to continue to affect some of our operations which would impact our financial position and cash flows in fiscal 2021. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand.
We cannot predict the ultimate impact that the COVID-19 pandemic and related actions will have on our Customers’ operations, financial position and cash flows and therefore, on the demand for our products and services.
Further, the broader economic impact of the COVID-19 pandemic response could cause interest rate variability and generate unanticipated fluctuations in currency rates that impact our revenues and costs outside of the United States, creating variability in our results.
As a result, we are unable to estimate the ultimate impact of the COVID-19 pandemic to our consolidated results of operations, financial position and cash flows for fiscal 2021 and beyond.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to pay cash dividends, fund growth outside of core operations, fund future debt principal repayments, and repurchase shares. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2020 and 2019:

	Years Ended March 31,
(dollars in thousands)	2020	2019
Net cash flows provided by operating activities	$590,559	$539,505
Purchases of property, plant, equipment and intangibles, net	(214,516)	(189,715)
Proceeds from the sale of property, plant, equipment and intangibles	4,156	5,567
Free cash flow	$380,199	$355,357
RESULTS OF OPERATIONS
The COVID-19 pandemic began to impact our business late in fiscal 2020 and therefore did not have a material impact on our fiscal 2020 results of operations.
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2020 AS COMPARED TO FISCAL 2019
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2020 to the year ended March 31, 2019:

	Years Ended March 31,			Percent
(dollars in thousands)	2020	2019	Change	Change
Total revenues	$3,030,895	$2,782,170	$248,725	8.9%

Revenues by type:
Service revenues	1,628,107	1,486,145	141,962	9.6%
Consumable revenues	672,329	605,631	66,698	11.0%
Capital equipment revenues	730,459	690,394	40,065	5.8%

Revenues by geography:
Ireland revenues	63,821	56,784	7,037	12.4%
United States revenues	2,211,722	1,976,814	234,908	11.9%
Other foreign revenues	755,352	748,572	6,780	0.9%
Revenues increased $248.7 million, or 8.9%, to $3,030.9 million for the year ended March 31, 2020, as compared to $2,782.2 million for the year ended March 31, 2019. This increase reflects organic growth in all business segments and favorable pricing, which was partially offset by unfavorable fluctuations in currencies.
Service revenues for fiscal 2020 increased $142.0 million, or 9.6% over fiscal 2019, reflecting growth in all business segments. Consumable revenues for fiscal 2020 increased $66.7 million, or 11.0%, over fiscal 2019, reflecting growth in the Healthcare Products and Life Sciences segments. Capital equipment revenues for fiscal 2020 increased by $40.1 million, or 5.8%, over fiscal 2019, reflecting strong shipment volumes in the Healthcare Products and Life Science business segments.
Ireland revenues for fiscal 2020 were $63.8 million, representing an increase of $7.0 million, or 12.4%, over fiscal 2019 revenues of $56.8 million, reflecting strong growth in service revenues.
United States revenues for fiscal 2020 were $2,211.7 million, representing an increase of $234.9 million, or 11.9%, over fiscal 2019 revenues of $1,976.8 million, reflecting double digit growth in service, consumable and capital equipment revenues.
Revenues from other foreign locations for fiscal 2020 were $755.4 million, representing an increase of 0.9% over the fiscal 2019 revenues of $748.6 million, reflecting strength in Canada and the Latin America region. The Europe, Middle East and Africa ("EMEA") region slightly declined primarily due to actions taken in conjunction with the 2019 Restructuring Plan.
Gross Profit. The following table compares our gross profit for the year ended March 31, 2020 to the year ended March 31, 2019:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$652,586	$593,730	$58,856	9.9%
Service	667,337	581,697	85,640	14.7%
Total gross profit	$1,319,923	$1,175,427	$144,496	12.3%
Gross profit percentage:
Product	46.5%	45.8%
Service	41.0%	39.1%
Total gross profit percentage	43.5%	42.2%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $144.5 million and gross profit percentage increased 130 basis points to 43.5% for fiscal 2020 as compared to 42.2% for fiscal 2019. The increase in gross margin percentage is primarily due to the favorable impact of pricing (50 basis points), lower current period expenses related to the Fiscal 2019 Restructuring Plan (20 basis points), our recent divestitures (10 basis points) and mix and other adjustments (50 basis points). Productivity enhancements fully offset material, labor and facility cost increases.

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2020 to the year ended March 31, 2019:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$716,731	$669,937	$46,794	7.0%
Research and development	65,546	63,038	2,508	4.0%
Restructuring expenses	673	30,987	(30,314)	NM
Total operating expenses	$782,950	$763,962	$18,988	2.5%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 7.0% in fiscal 2020 over fiscal 2019. Volume sensitive costs like commissions and third party purchasing organization fees increased 15% in fiscal 2020 over fiscal 2019, but continue to be approximately 3% of revenues. Higher compensation costs related to our annual employee bonus and additional operating expenses from our newly acquired businesses also contributed to the fiscal 2020 increase.
Research and Development. Research and development expenses increased $2.5 million during fiscal 2020, as compared to fiscal 2019, due primarily to increased spending within the Healthcare Products segment. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2020, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
We have incurred pre-tax expenses totaling $43.9 million related to these restructuring actions, of which $31.7 million was recorded as restructuring expenses and $12.2 million was recorded in cost of revenues, with a total of $31.2 million, $2.5 million, $0.7 million, and $7.8 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1.7 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020 and 2019:

Fiscal 2019 Restructuring Plan	Year Ended March 31, 2020	Year Ended March 31, 2019
(dollars in thousands)
Severance and other compensation related costs	$1,554	$5,651
Accelerated depreciation and amortization	—	16,194
(Gain) on disposal of asset	(1,164)	—
Asset impairment	—	4,312
Lease termination costs and other	283	4,830
Product rationalization (1)	2,470	9,721
Total restructuring expenses	$3,143	$40,708
(1) Recorded in cost of revenues on the Consolidated Statements of Income.
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2020 to the year ended March 31, 2019:

	Years Ended March 31,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$40,279	$45,015	$(4,736)
Interest income and miscellaneous expense	(1,987)	(3,020)	1,033
Non-operating expenses, net	$38,292	$41,995	$(3,703)
Interest expense decreased $4.7 million during fiscal 2020, as compared to fiscal 2019, primarily due to lower outstanding debt levels in the fiscal 2020 period as compared to the same prior year period (refer to our Note 6 to our consolidated financial statements, titled "Debt", for more information). Interest income and miscellaneous expense is not material.
Additional information regarding our outstanding debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of this MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2020 and March 31, 2019:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$90,876	$64,394	$26,482	41.1%
Effective income tax rate	18.2%	17.4%
The effective income tax rate for fiscal 2020 was 18.2% as compared to 17.4% for fiscal 2019. The fiscal 2020 effective tax rate increased when compared to fiscal 2019 primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.
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
Our Applied Sterilization Technologies ("AST") segment provides contract sterilization and testing services for medical device and pharmaceutical manufacturers.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business”.

The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2020 to the year ended March 31, 2019:

	Years ended March 31,			Percent
(dollars in thousands)	2020	2019	Change	Change
Revenues:
Healthcare Products	$1,423,198	$1,338,428	$84,770	6.3%
Healthcare Specialty Services	563,611	510,057	53,554	10.5%
Life Sciences	416,939	378,558	38,381	10.1%
Applied Sterilization Technologies	627,147	555,127	72,020	13.0%
Total revenues	$3,030,895	$2,782,170	$248,725	8.9%
Operating income (loss):
Healthcare Products	356,419	323,684	32,735	10.1%
Healthcare Specialty Services	64,217	64,222	(5)	—%
Life Sciences	144,088	132,129	11,959	9.1%
Applied Sterilization Technologies	270,917	221,828	49,089	22.1%
Corporate	(207,015)	(184,900)	(22,115)	12.0%
Total operating income before adjustments	$628,626	$556,963	$71,663	12.9%
Less: Adjustments
Amortization of acquired intangible assets (1)	71,675	86,878
Acquisition and integration related charges (2)	8,225	8,901
Redomiciliation and tax restructuring costs (3)	3,699	8,783
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(842)
Net loss (gain) on divestiture of businesses (1)	1,770	(1,370)
Amortization of property "step up" to fair value (1)	2,392	2,440
Restructuring charges (4)	3,143	40,708
COVID-19 incremental costs (5)	749	—
Total operating income	$536,973	$411,465
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
(3) Costs incurred in connection with the Redomiciliation and subsequent tax restructuring.
(4) For more information regarding our restructuring activities see Note 2 titled, "Restructuring".
(5) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.

Healthcare Products revenues increased 6.3% in fiscal 2020, as compared to fiscal 2019, reflecting growth in consumable, service and capital equipment revenues of 9.5%, 6.1% and 4.2%, respectively. The increase reflects organic growth, which was partially offset by unfavorable fluctuations in currencies. At March 31, 2020, the Healthcare Products segment’s backlog amounted to $170.1 million, increasing $15.6 million, or 10.1%, as compared to the backlog of $154.5 million at March 31, 2019.
Healthcare Specialty Services revenues increased 10.5% in fiscal 2020, as compared to fiscal 2019. The increase reflects organic growth, which was partially offset by the divestiture of our Healthcare Specialty Services business in China and unfavorable fluctuations in currencies.
Life Sciences revenues increased 10.1% in fiscal 2020, as compared to fiscal 2019, reflecting growth in consumable, capital equipment and service revenues of 14.9%, 9.8% and 3.7%, respectively. The increase reflects organic growth and favorable pricing, which were partially offset by unfavorable fluctuations in currencies. Life Sciences backlog at March 31, 2020 amounted to $72.4 million, increasing $11.7 million, or 19.3%, as compared to backlog of $60.7 million at March 31, 2019.
Applied Sterilization Technologies revenues increased 13.0% in fiscal 2020, as compared to fiscal 2019. The increase reflects organic growth, which was primarily attributable to increased demand from medical device Customers, which was partially offset by unfavorable fluctuations in currencies.

The Healthcare Products segment’s operating income increased $32.7 million to $356.4 million in fiscal year 2020, as compared to $323.7 million in fiscal year 2019. The segment's operating margins were 25.0% for fiscal year 2020 and 24.2% for fiscal year 2019. The increases in the fiscal 2020 period were primarily due to increased volumes and favorable product mix.
The Healthcare Specialty Services segment’s operating income was flat at $64.2 million in fiscal years 2020 and 2019. The segment’s operating margins were 11.4% for fiscal year 2020 and 12.6% for fiscal year 2019. The fiscal 2020 operating margin benefited from increased volumes, which were more than offset by investments being made to add capacity in anticipation of continuing demand.
The Life Sciences business segment’s operating income increased $12.0 million to $144.1 million in fiscal year 2020, as compared to $132.1 million in fiscal year 2019, primarily due to increased volumes. The segment’s operating margins were 34.6% for fiscal year 2020 and 34.9% for fiscal year 2019. The decline in the fiscal 2020 operating margin was primarily due to unfavorable product mix.
The Applied Sterilization Technologies segment’s operating income increased $49.1 million to $270.9 million in fiscal year 2020, as compared to $221.8 million in fiscal year 2019. The Applied Sterilization Technologies segment's operating margins were 43.2% for fiscal year 2020 and 40.0% for fiscal year 2019. The increases in the fiscal 2020 period were primarily due to increased volumes.
Effective April 1, 2020, and consistent with the way management will operate and view the business, the current Healthcare Products and Healthcare Specialty Services segments will be combined and reported as one segment, simply called Healthcare. Going forward we will operate and report in three business segments: Healthcare, Life Sciences and Applied Sterilization Technologies. Corporate will continue to be presented separately and contain the costs that are associated with being a publicly traded company and certain other corporate costs.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2020 and 2019:

	Years Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$590,559	$539,505
Net cash used in investing activities	(319,735)	(213,224)
Net cash used in financing activities	(163,146)	(294,792)
Debt-to-total capital ratio	25.3%	27.1%
Free cash flow	$380,199	$355,357
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $590.6 million for the year ended March 31, 2020 compared to $539.5 million for the year ended March 31, 2019. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2020 and 2019:

•
Net cash provided by operating activities increased in fiscal 2020 by 9.5%, as compared to fiscal 2019, primarily due to higher net income attainment in the fiscal 2020 period, which was partially offset by higher cash requirements to fund operating assets and liabilities.

Net Cash Used In Investing Activities – The net cash used in our investing activities was $319.7 million for the year ended March 31, 2020, compared to $213.2 million for the year ended March 31, 2019. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2020 and 2019:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $214.5 million and $189.7 million for fiscal 2020 and 2019, respectively. The fiscal 2020 increase was primarily due to our previously announced expansion projects in the Applied Sterilization Technologies and Healthcare Specialty Services segments.

•
Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2020 and 2019 we received $4.2 million and $5.6 million respectively, for proceeds from the sale of property, plant, equipment and intangibles. The majority of the fiscal 2020 and fiscal 2019 proceeds were related to the sale of Healthcare Products facilities located in the U.K.

•
Proceeds from the sale of business – During fiscal 2020 and 2019 we received $0.4 million and $2.5 million, respectively, for proceeds from the sale of certain non-core businesses. For more information, refer to our Note 18 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".

•	Purchases of investments – During fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Investments in business, net of cash acquired – During fiscal 2020 and 2019, we used $109.8 million and $13.3 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 18 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

•
Other – During fiscal 2019 we provided approximately $13.4 million under borrowing agreements. For more information on these agreements refer to our Note 18 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".

Net Cash Used In Financing Activities – Net cash used in financing activities was $163.1 million for the year ended March 31, 2020, compared to net cash used in financing activities of $294.8 million for the year ended March 31, 2019. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2020 and 2019:

•
Payments on long-term obligations – During fiscal 2019 we repaid $85.0 million in private placement notes that matured on August 15, 2018. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".

•
(Payments) proceeds under credit facilities, net – At the end of fiscal 2020, $275.4 million of debt was outstanding under our bank credit facility, compared to $301.8 million of debt outstanding under this facility at the end of fiscal 2019. We provide additional information about our bank credit facility in Note 6 to our consolidated financial statements titled, “Debt”.

•
Repurchases of shares – During fiscal 2020, we purchased 273,259 of our ordinary shares in the aggregate amount of $40.0 million. We also obtained 122,884 of our ordinary shares in connection with our stock-based compensation award programs in the amount of $11.2 million. During fiscal 2019, we purchased 659,393 of our ordinary shares in the aggregate amount of $73.2 million, which included $0.4 million of taxes and commissions. We also obtained 112,356 of our ordinary shares in connection with our stock-based compensation award programs in the amount $8.3 million. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, “Repurchases of Ordinary Shares.”

•
Deferred financing fees and debt issuance costs – We paid $1.3 million and $0.5 million in fiscal 2020 and 2019 respectively, for financing fees and debt issuance costs related to our Credit Agreement and Private Placement debt. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".

•
Cash dividends paid to ordinary shareholders – During fiscal 2020, we paid cash dividends totaling $123.0 million or $1.45 per outstanding share. During fiscal 2019, we paid cash dividends totaling $112.5 million or $1.33 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2020 and fiscal 2019, we received cash proceeds totaling $34.7 million and $13.3 million, respectively, under these programs. During fiscal 2020, we received contributions from noncontrolling interest holders of $6.1 million and paid $1.2 million in distributions to noncontrolling interest holders. During fiscal 2019 we paid $0.3 million in distributions to noncontrolling interest holders.

Cash Flow Measures. Free cash flow was $380.2 million in fiscal 2020 compared to $355.4 million in fiscal 2019. The increase in free cash flow is primarily due to the improvement in cash from operations.
Our debt-to-total capital ratio was 25.3% at March 31, 2020 and 27.1% at March 31, 2019.
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

Sources of Credit.  Our sources of credit as of March 31, 2020 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2020 Amounts Outstanding	March 31, 2020 Amounts Available
Sources of Credit
Private placement	$878,409	$—	$878,409	$—
Credit Agreement (1)	1,000,000	6,768	275,449	717,783
Total Sources of Credit	$1,878,409	$6,768	$1,153,858	$717,783
(1) At March 31, 2020, there was $6.8 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2020 are summarized below:

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

Our outstanding Senior Notes at March 31, 2020 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2020
$35,000 Senior notes at 6.43%	2008 Private Placement	August 2020	35,000
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	66,342
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	22,114
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	55,767
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21,008
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,178
Total Senior Notes			$878,409

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

As of March 31, 2020, a total of $275.4 million was outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2020. At March 31, 2020, we had $717.8 million of unused funding available under the Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2020, there was $6.8 million in letters of credit outstanding under the Credit Agreement.
At March 31, 2020, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 6 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2020, our capital expenditures amounted to $214.5 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2021, we expect to continue to invest in facility expansions, particularly within the Applied Sterilization Technologies segment and in ongoing maintenance for existing facilities. The outbreak of COVID-19 has become a global pandemic. We may choose to temporarily defer planned capital expenditures due to fluctuations in demand for our products and services resulting from the COVID-19 pandemic and our Customers' needs.
CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2020, we had commitments under non-cancelable operating leases totaling $173.9 million.

Our contractual obligations and commercial commitments as of March 31, 2020 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2021	2022	2023	2024	2025 and thereafter	Total
Contractual Obligations:
Debt	$35,000	$—	$366,449	$—	$752,409	$1,153,858
Operating leases	25,302	21,064	17,271	14,045	96,249	173,931
Purchase obligations	67,866	75,968	10,297	—	—	154,131
Benefit payments under defined benefit plans	5,872	6,025	6,600	6,336	41,810	66,643
Trust assets available for benefit payments under defined benefit plans	(5,872)	(6,025)	(6,600)	(6,336)	(41,810)	(66,643)
Benefit payments under other post-retirement benefits plans	1,510	1,392	1,252	1,115	4,733	10,002
Expected contributions to defined benefit plans	3,839	3,954	1,991	—	—	9,784
Total Contractual Obligations	$133,517	$102,378	$397,260	$15,160	$853,391	$1,501,706
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

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2021	2022	2023	2024	2025 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	$56,899	$7,062	$1,118	$353	$2,324	$67,756
Letters of credit as security for self-insured risk retention policies	12,474	—	—	—	—	12,474
Total Commercial Commitments	$69,373	$7,062	$1,118	$353	$2,324	$80,230
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2020 assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Allowance for Doubtful Accounts Receivable.  We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible. These analyses require judgment. If the financial condition of our Customers worsens, or economic conditions change, we may be required to make changes to our allowance for doubtful accounts receivable.
Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon historical experience.
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 25.3% and 25.2% of total inventories at March 31, 2020 and 2019, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16.9 million and $16.8 million higher than those reported at March 31, 2020 and 2019, respectively.
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
We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances, we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Management's judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
As a result of our annual impairment review for goodwill and other indefinite lived intangible assets for fiscal year 2020 no indicators of impairment were identified.
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists. During the third quarter of fiscal 2019, management adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment. As a result, management recorded an impairment charge of $16.2 million, which is included within the Selling, general, and administrative line of the Consolidated Statements of Income. The remaining fair value of the asset was calculated using an income approach (the relief from royalty method). The remaining fair value was not material and was amortized over the asset's remaining useful life. Fair value calculated using this approach is classified within Level 3 of the fair value hierarchy and requires several assumptions.
Income Taxes.  Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in uncertain tax benefits, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. We use judgment in determining our annual effective income tax rate and evaluating our tax positions. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. We cannot be sure that the tax authorities will agree with all of the tax positions taken by us. The actual income tax liability for each jurisdiction in any year can, in some instances, ultimately be determined be several years after the tax return is filed and the financial statements are published.

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
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2020 and 2019 was $23.2 million and $19.7 million, respectively.
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
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2020 projected benefit obligations and the fiscal 2020 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Funded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2020
Benefit obligations:
Discount rate	2.40%	1.60%	0.20%	1.60%	0.50%	2.45%	3.00%
Assumptions used to determine fiscal 2020
Net periodic benefit costs:
Discount rate	2.50%	1.20%	0.20%	1.60%	1.75%	2.45%	3.50%
Expected return on plan assets	4.80%	1.20%	0.65%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2020 benefit costs by less than $0.1 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2020 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $10.5 million at March 31, 2020.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 6.8% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2020:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	7	(6)

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
Share-based compensation expense was $23.8 million in fiscal 2020, $24.0 million in fiscal 2019 and $22.2 million in fiscal 2018. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of this Annual Report on Form 10-K. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, performance, results, prospects, or value, (b)

STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the Redomiciliation transaction, (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (e) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (f) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (g) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (h) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (i) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (j) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (k) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in this Form 10-K and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (n) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the targeted restructuring plan will not be realized or will be other than anticipated, and (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2020, we had $878.4 million in fixed rate senior notes outstanding. As of March 31, 2020, we had $275.4 million in outstanding borrowings under our Credit Agreement which are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our Consolidated Financial Statements titled, “Debt.”
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
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2020, we held a foreign currency forward contract to buy 6.0 million Canadian dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2020, we held commodity swap contracts to buy 715,200 pounds of nickel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Description of the Matter
Uncertain Tax Positions
As discussed in Note 8 to the consolidated financial statements, the Company received three notices of proposed tax adjustments from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt for the fiscal years 2016, 2017 and 2018. The IRS adjustments would result in a cumulative tax liability of approximately $40 million. The Company believes it is more-likely-than-not that they will be able to sustain the interest deductions taken in the U.S. and has not recorded a liability for an uncertain tax position related to this matter.

Auditing management’s analysis of tax positions related to interest paid on certain intercompany debt was challenging as the analysis is highly judgmental due to complex interpretations of tax laws and legal rulings. This tax position must be evaluated, and there may be uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the facts and circumstances and the corresponding tax laws relied upon to conclude that it is currently more-likely-than-not that they will realize the benefit recorded.

Our audit procedures included, among others, involving income tax professionals to assess the technical merits of the Company’s tax positions related to certain intercompany debt and cross border transactions. We assessed the Company’s correspondence with the relevant tax authorities and evaluated income tax opinions and other third-party advice obtained by the Company. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and we tested the accuracy of the calculations performed. We also evaluated the adequacy of the Company’s disclosures included in Note 8 to the consolidated financial statements in relation to these matters.

We have served as the Company’s auditor since 1989.

/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2020

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$319,581	$220,633
Accounts receivable (net of allowances of $12,051 and $9,645, respectively)	586,481	564,830
Inventories, net	248,259	208,243
Prepaid expenses and other current assets	54,430	60,029
Total current assets	1,208,751	1,053,735
Property, plant, and equipment, net	1,111,855	1,031,582
Lease right-of-use assets, net	131,837	—
Goodwill	2,356,085	2,322,928
Intangibles, net	565,473	604,614
Other assets	51,581	60,212
Total assets	$5,425,582	$5,073,071
Liabilities and equity
Current liabilities:
Accounts payable	$149,341	$152,913
Accrued income taxes	14,013	15,460
Accrued payroll and other related liabilities	128,261	109,058
Lease obligations due within one year	19,809	—
Accrued expenses and other	192,183	187,765
Total current liabilities	503,607	465,196
Long-term indebtedness	1,150,521	1,183,227
Deferred income taxes, net	160,270	151,038
Long-term lease obligations	114,114	—
Other liabilities	90,346	87,812
Total liabilities	$2,018,858	$1,887,273
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 and $75.00 par value, respectively; 500,000 shares authorized; 84,924 and 84,517 ordinary shares issued and outstanding, respectively	1,982,164	1,998,564
Retained earnings	1,647,175	1,339,024
Accumulated other comprehensive (loss)	(235,463)	(159,778)
Total shareholders’ equity	3,393,876	3,177,810
Noncontrolling interests	12,848	7,988
Total equity	3,406,724	3,185,798
Total liabilities and equity	$5,425,582	$5,073,071
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2020	2019	2018
Revenues:
Product	$1,402,788	$1,296,025	$1,220,633
Service	1,628,107	1,486,145	1,399,363
Total revenues	3,030,895	2,782,170	2,619,996
Cost of revenues:
Product	750,202	702,295	646,177
Service	960,770	904,448	881,073
Total cost of revenues	1,710,972	1,606,743	1,527,250
Gross profit	1,319,923	1,175,427	1,092,746
Operating expenses:
Selling, general, and administrative	716,731	669,937	631,978
Research and development	65,546	63,038	60,782
Restructuring expenses	673	30,987	103
Total operating expenses	782,950	763,962	692,863
Income from operations	536,973	411,465	399,883
Non-operating expenses, net:
Interest expense	40,279	45,015	50,629
Interest income and miscellaneous expense	(1,987)	(3,020)	(5,728)
Total non-operating expenses, net	38,292	41,995	44,901
Income before income tax expense	498,681	369,470	354,982
Income tax expense	90,876	64,394	63,360
Net income	407,805	305,076	291,622
Less: Net income attributable to noncontrolling interests	200	1,025	707
Net income attributable to shareholders	$407,605	$304,051	$290,915

Net income per share attributable to shareholders:
Basic	$4.81	$3.59	3.42
Diluted	$4.76	$3.56	3.39
Cash dividends declared per ordinary share outstanding	$1.45	$1.33	$1.21

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2020	2019	2018
Net income	$407,805	$305,076	$291,622
Less: Net income attributable to noncontrolling interests	200	1,025	707
Net income attributable to shareholders	$407,605	$304,051	$290,915

Other comprehensive (loss) income
Unrealized gain on available for sale securities, (net of taxes of $0, $0 and $516, respectively)	—	—	1,792
Pension and postretirement benefit plan changes (net of taxes of $295, ($423), and $1,860, respectively)	(2,609)	2,538	(4,387)
Change in cumulative foreign currency translation adjustment	(73,076)	(172,031)	254,982
Total other comprehensive (loss) income attributable to shareholders	(75,685)	(169,493)	252,387
Comprehensive income attributable to shareholders	$331,920	$134,558	$543,302

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2020	2019	2018
Operating activities:
Net income	$407,805	$305,076	$291,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	197,235	225,921	178,332
Deferred income taxes	9,423	(6,511)	(24,722)
Share-based compensation expense	23,811	23,965	22,187
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	(174)	924	2,582
Loss (gain) on sale of businesses	1,770	(1,370)	14,547
Other items	426	(18,397)	32,229
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(17,866)	(48,486)	(37,731)
Inventories, net	(39,067)	(14,617)	(5,178)
Other current assets	3,784	(7,371)	(1,244)
Accounts payable	(2,779)	21,244	563
Accruals and other, net	6,191	59,127	(15,555)
Net cash provided by operating activities	590,559	539,505	457,632
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(214,516)	(189,715)	(165,457)
Proceeds from the sale of property, plant, equipment, and intangibles	4,156	5,567	2,094
Proceeds from the sale of businesses	439	2,478	8,888
Purchases of investments	—	(4,955)	—
Acquisition of business, net of cash acquired	(109,814)	(13,313)	(46,271)
Other	—	(13,286)	(3,083)
Net cash used in investing activities	(319,735)	(213,224)	(203,829)
Financing activities:
Payments on long-term obligations	—	(85,000)	(222,500)
(Payments) proceeds under credit facilities, net	(26,500)	(27,087)	29,065
Deferred financing fees and debt issuance costs	(1,281)	(488)	(2,029)
Acquisition related deferred or contingent consideration	(626)	(1,327)	(2,064)
Repurchases of shares	(51,241)	(81,494)	(65,485)
Cash dividends paid to common shareholders	(123,034)	(112,503)	(102,929)
Contributions from noncontrolling interest	6,050	—	—
Distributions to noncontrolling interest	(1,245)	(255)	(1,400)
Stock option and other equity transactions, net	34,731	13,362	11,158
Net cash used in financing activities	(163,146)	(294,792)	(356,184)
Effect of exchange rate changes on cash and cash equivalents	(8,730)	(12,390)	20,997
Increase (decrease) in cash and cash equivalents	98,948	19,099	(81,384)
Cash and cash equivalents at beginning of period	220,633	201,534	282,918
Cash and cash equivalents at end of period	$319,581	$220,633	$201,534
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2017	84,948	$2,085,134	100	$15	$954,155	$(240,702)	$11,431	$2,810,033
Comprehensive income:
Net income	—	—	—	—	290,915	—	707	291,622
Other comprehensive loss	—	—	—	—	—	252,387	—	252,387
Repurchases of ordinary shares	(793)	(69,567)	—	—	4,082	—	—	(65,485)
Equity compensation programs	592	32,470	—	—	—	—	—	32,470
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,400)	(1,400)
Cash dividends – $1.21 per ordinary share	—	—	—	—	(102,929)	—	—	(102,929)
Change in noncontrolling interest	—	—	—	—	—	—	602	602
Balance at March 31, 2018	84,747	$2,048,037	100	$15	$1,146,223	$11,685	$11,340	$3,217,300
Comprehensive income:
Net income	—	—	—	—	304,051	—	1,025	305,076
Other comprehensive loss	—	—	—	—	—	(169,493)	—	(169,493)
Repurchases of ordinary shares	(763)	(86,414)	—	—	4,920	—	—	(81,494)
Equity compensation programs and other	533	36,941	—	—	—	—	—	36,941
Retirement of shares resulting from Redomiciliation	(84,514)	(10,592,117)	(100)	(15)	—	—	—	(10,592,132)
Issuance of shares resulting from Redomiciliation	84,514	10,592,117	—	—	—	—	—	10,592,117
Adoption of Accounting Standards (note 1)	—	—	—	—	(3,667)	(1,970)	—	(5,637)
Cash dividends – $1.33 per ordinary share	—	—	—	—	(112,503)	—	—	(112,503)
Distributions to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Other changes in noncontrolling interest	—	—	—	—	—	—	(4,122)	(4,122)
Balance at March 31, 2019	84,517	$1,998,564	—	$—	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	—	—	407,605	—	200	407,805
Other comprehensive income	—	—	—	—	—	(75,685)	—	(75,685)
Repurchases of ordinary shares	(396)	(74,821)	—	—	23,580	—	—	(51,241)
Equity compensation programs and other	803	58,421	—	—	—	—	—	58,421
Cash dividends – $1.45 per ordinary share	—	—	—	—	(123,034)	—	—	(123,034)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,245)	(1,245)
Contributions from noncontrolling interest	—	—	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	—	—	(145)	(145)
Balance at March 31, 2020	84,924	$1,982,164	—	$—	$1,647,175	$(235,463)	$12,848	$3,406,724
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2020	2019	2018
Cash paid during the year for:
Interest	$38,021	$44,118	$48,663
Income taxes	92,462	64,668	85,629
Cash received during the year for income tax refunds	4,378	2,189	7,747

Revenue Recognition and Associated Liabilities. We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018 using the modified retrospective approach to contracts that were not completed as of April 1, 2018. Under this standard, certain capital equipment contracts are comprised of a single performance obligation, resulting in the deferral of the corresponding capital equipment revenue and cost of revenues until installation is complete. Previously, these capital equipment revenues and cost of revenues were recognized based upon shipping terms. We recorded a cumulative effect adjustment in the beginning of fiscal 2019 to Retained earnings of $5,637, based on the terms and conditions for certain open capital equipment contracts as of March 31, 2018.
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2020, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2020, we recognized revenue of $48,602 that was included in our contract liability balance at the beginning of the period. During fiscal 2019, we recognized revenue of $30,169 that was included in our contract liability balance at the beginning of the period.
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
Refer to Note 7, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2020, the transaction price allocated to remaining performance obligations was approximately $940,000. We expect to recognize approximately 49% of the transaction price within one year and approximately 45% beyond one year. The remainder has yet to be scheduled for delivery.
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
Inventories, net. Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 25.3% and 25.2% of total inventories at March 31, 2020 and 2019, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16,937 and $16,757 higher than those reported at March 31, 2020 and 2019, respectively.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $428 and $495 for the years ended March 31, 2020 and 2019, respectively. Total interest expense for the years ended March 31, 2020, 2019, and 2018 was $40,279, $45,015, and $50,629, respectively.
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
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. We review the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Management's judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections, strategic plans, and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other market place participants.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $12,652, $10,691, and $10,886 of advertising costs during the years ended March 31, 2020, 2019, and 2018, respectively.
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
First Quarter Fiscal 2020
We adopted this standard, and related amendments, effective April 1, 2019 using the modified retrospective transition method and have not restated prior periods. We elected to use the package of practical expedients permitted under the transition guidance, which allows the carry forward of historical lease classification of existing leases. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing or expired agreements. We made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less and elected to not separate non-lease components from lease components to which they relate for all asset classes. We recorded lease right-of-use assets and lease liabilities for operating leases totaling $120,562. The adoption of the standard did not have a material impact to the Consolidated Statements of Income or Cash Flows. Additional information is disclosed in Note 10 under the heading "Leases".

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
obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted.

		N/A	We do not expect this standard to have a material impact on our consolidated financial statements.
ASU 2019-12 "Income Taxes (Topic 740)"	December 2019
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43,851 related to these restructuring actions, of which $31,660 was recorded as restructuring expenses and $12,191 was recorded in cost of revenues, with a total of $31,162, $2,518, $668, and $7,798 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1,705. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
The following table summarizes our total pre-tax restructuring expenses for fiscal 2020 and 2019:

Fiscal 2019 Restructuring Plan	Year Ended March 31, 2020	Year Ended March 31, 2019
Severance and other compensation related costs	$1,554	$5,651
Accelerated depreciation and amortization	—	16,194
(Gain) on disposal of asset	(1,164)	—
Asset impairment	—	4,312
Lease termination costs and other	283	4,830
Product rationalization (1)	2,470	9,721
Total restructuring expenses	$3,143	$40,708
(1) Recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our restructuring liability balances:

Fiscal 2019 Restructuring Plan	March 31, 2019	Provisions	Payments /Impairments (1)	March 31, 2020
Severance and termination benefits	$4,102	$1,554	$(4,659)	$997
Lease termination obligations and other	2,029	283	(2,292)	20
Total	$6,131	$1,837	$(6,951)	$1,017
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Fiscal 2019 Restructuring Plan	March 31, 2018		Provisions		Payments /Impairments (1)		March 31, 2019
Severance and termination benefits	$—		$5,651		$(1,549)		$4,102
Lease termination obligations and other	—		4,830		(2,801)		2,029
Total	$—	—	$10,481	—	$(4,350)	—	$6,131
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

3. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2020 and 2019 were as follows:

	Healthcare Products Segment	Healthcare Specialty Services Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Total
Balance at March 31, 2018	404,674	388,025	148,816	1,492,269	2,433,784
Goodwill acquired or allocated	(1,202)	(907)	—	5,341	3,232
Foreign currency translation adjustments	(6,188)	(12,208)	(1,021)	(94,671)	(114,088)
Balance at March 31, 2019	$397,284	$374,910	$147,795	$1,402,939	$2,322,928
Goodwill acquired or allocated	65,222	1,364	—	7,945	74,531
Divestitures	—	(199)	—	—	(199)
Foreign currency translation adjustments	(3,499)	(7,816)	762	(30,622)	(41,175)
Balance at March 31, 2020	$459,007	$368,259	$148,557	$1,380,262	$2,356,085

See Note 18, titled "Business Acquisitions and Divestitures" for additional information regarding our recent business acquisitions and divestitures.
We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual impairment review of goodwill for fiscal years 2020, 2019 and 2018, no indicators of impairment were identified.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our intangible assets is as follows:

	2020		2019
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$614,162	$227,581	$623,774	$189,752
Non-compete agreements	4,646	4,012	4,693	3,945
Patents and technology	259,101	145,457	226,520	126,149
Trademarks and tradenames	62,543	39,942	63,570	38,850
Supplier relationships	54,800	12,787	54,800	10,047
Total	$995,252	$429,779	$973,357	$368,743

Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2020 and March 31, 2019 was $14,250 and $13,000, respectively. We evaluate our indefinite-lived intangible assets annually during the third quarter, or when evidence of potential impairment exists. No impairment was recognized for fiscal year 2020. During the third quarter of fiscal 2019, management adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment. As a result, management recorded an impairment charge of $16,249, which is included within the Selling, general, and administrative line of the Consolidated Statements of Income. The remaining fair value of the asset was calculated using an income approach (the relief from royalty method). The remaining fair value was not material and will be amortized over the asset's remaining useful life. Fair value calculated using this approach is classified within Level 3 of the fair value hierarchy and requires several assumptions.
Total amortization expense for intangible assets was $74,528, $98,747, and $70,195 for the years ended March 31, 2020, 2019, and 2018, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2021	2022	2023	2024	2025
Estimated amortization expense	$71,049	$68,393	$62,808	$56,549	$54,772

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2020 currency exchange rates.
4. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2020	2019
Raw materials	$94,321	$83,009
Work in process	35,643	30,694
Finished goods	151,381	131,051
LIFO reserve	(16,937)	(16,757)
Reserve for excess and obsolete inventory	(16,149)	(19,754)
Inventories, net	$248,259	$208,243

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

5. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2020	2019
Land and land improvements (1)	$65,994	$63,522
Buildings and leasehold improvements	531,267	480,359
Machinery and equipment	682,488	656,956
Information systems	181,112	169,711
Radioisotope	508,593	483,080
Construction in progress (1)	159,731	133,689
Total property, plant, and equipment	2,129,185	1,987,317
Less: accumulated depreciation and depletion	(1,017,330)	(955,735)
Property, plant, and equipment, net	$1,111,855	$1,031,582
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $122,707, $127,174 and $108,137, for the years ended March 31, 2020, 2019, and 2018, respectively.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2018	$11,639
Liabilities incurred during the period	1,033
Accretion expense and change in estimate	385
Foreign currency and other	(671)
Balance at March 31, 2019	$12,386
Liabilities incurred during the period	94
Liabilities settled during the period	(168)
Accretion expense and change in estimate	453
Foreign currency and other	(251)
Balance at March 31, 2020	$12,514

6. DEBT
Indebtedness as of March 31, 2020 and 2019 was as follows:

	2020	2019
Credit Agreement	$275,449	$301,846
Private Placement	878,409	884,967
Deferred financing fees	(3,337)	(3,619)
Other	—	33
Total long term debt	$1,150,521	$1,183,227

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
As of March 31, 2020 a total of $275,449 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2020.
Our outstanding Senior Notes at March 31, 2020 and 2019 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2020	U.S. Dollar Value at March 31, 2019
$35,000 Senior notes at 6.43%	2008 Private Placement	August 2020	35,000	35,000
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	66,342	67,352
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	22,114	22,450
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	55,767	58,702
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21,008	21,328
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,178	39,135
Total Senior Notes			$878,409	$884,967

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
At March 31, 2020, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2021 (1)	$35,000
2022	—
2023	366,449
2024	—
2025 and thereafter	752,409
Total	$1,153,858
(1) This amount represents a senior note that matures in August 2020. In accordance with ASU 470-10-45, we have presented the note as a long-term liability based on our intention to refinance the note on a long-term basis under our credit facility.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheet is as follows:

March 31,	2020	2019
Accrued payroll and other related liabilities:
Compensation and related items	$42,205	$37,251
Accrued vacation/paid time off	9,917	10,191
Accrued bonuses	53,041	40,194
Accrued employee commissions	19,298	17,854
Other post-retirement benefits obligations-current portion	1,488	1,633
Other employee benefit plans' obligations-current portion	2,312	1,935
Total accrued payroll and other related liabilities	$128,261	$109,058
Accrued expenses and other:
Deferred revenues	$53,299	$55,333
Service liabilities	47,505	42,101
Self-insured and related risk reserves-current portion	7,342	6,537
Accrued dealer commissions	15,827	15,283
Accrued warranty	7,381	7,194
Asset retirement obligation-current portion	2,671	2,656
Other	58,158	58,661
Total accrued expenses and other	$192,183	$187,765
Other liabilities:
Self-insured risk reserves-long-term portion	$17,452	$14,445
Other post-retirement benefits obligations-long-term portion	9,880	10,918
Defined benefit pension plans obligations-long-term portion	10,987	16,168
Other employee benefit plans obligations-long-term portion	2,333	4,711
Accrued long-term income taxes	11,959	13,515
Asset retirement obligation-long-term portion	9,843	9,730
Contingent consideration obligations- long term portion	15,358	5,950
Other	12,534	12,375
Total other liabilities	$90,346	$87,812

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
We consider the tax expense recorded for the TCJA to be complete at this time. However, it is possible that additional legislation, regulations, interpretations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded related to the TCJA. We have continued to monitor these as they are published. While none have resulted in material adverse impacts through fiscal 2020, there are certain items, which were not yet considered law as of March 31, 2020, that if finalized as proposed, could result in an adverse impact on our consolidated financial statements. Specifically, full retroactive application to April 1, 2019 of certain of the regulations relating to §267A, would require recognition of income tax expense up to $15,000 related to the period April 1, 2019 through December 4, 2019 when we restructured certain of our intercompany financing arrangements. This potential impact contains significant uncertainty and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

could be impacted by various factors, including any differences between the proposed and finalized regulations, issued in April 2020, and their retroactive application.
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2020	2019	2018
United States operations	$325,522	$235,405	$203,872
Ireland operations	29,543	13,693	11,837
Other locations operations	143,616	120,372	139,273
	$498,681	$369,470	$354,982
The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2020	2019	2018
Current:
United States federal	$42,032	$29,943	$47,728
United States state and local	9,971	12,484	7,727
Ireland	5,036	2,627	2,596
Other locations	24,600	26,824	26,742
	81,639	71,878	84,793
Deferred:
United States federal	10,073	5,775	(15,728)
United States state and local	2,363	2,836	2,656
Ireland	(899)	(546)	(280)
Other locations	(2,300)	(15,549)	(8,081)
	9,237	(7,484)	(21,433)
Total Provision for Income Taxes	$90,876	$64,394	$63,360

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate for 2020 and 2019, and the United Kingdom statutory rate for 2018 as follows:

Years Ended March 31,	2020	2019	2018
National statutory tax rate	12.5%	12.5%	19.0%
Increase (decrease) in accruals for uncertain tax positions	(0.3)%	—%	0.1%
U.S. state and local taxes, net of federal income tax benefit	2.0%	3.1%	2.3%
Increase in valuation allowances	0.5%	0.4%	0.1%
U.S. research and development credit	(0.5)%	(0.6)%	(0.5)%
U.S. foreign income tax credit	(0.6)%	(0.2)%	(0.2)%
Difference in non-Ireland tax rates	6.9%	4.5%	—%
Difference in non-United Kingdom tax rates	—%	—%	4.1%
U.S. manufacturing deduction	—%	—%	(0.8)%
Excess tax benefit for equity compensation	(2.8)%	(2.2)%	(1.8)%
Tax rate changes on deferred tax assets and liabilities	0.1%	(0.6)%	(10.3)%
U.S. transition tax on foreign earnings	—%	(0.3)%	4.9%
U.S. tax reform impact, GILTI and FDII	0.1%	0.3%	—%
Acquisitions and divestitures	—%	—%	0.5%
Capitalized acquisition, redomiciliation costs	0.1%	0.5%	—%
All other, net	0.2%	—%	0.4%
Total Provision for Income Taxes	18.2%	17.4%	17.8%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2020	2019
Unrecognized Tax Benefits Balance at April 1	$2,314	$2,500
Increases for tax provisions of current year	176	178
Decreases for tax provisions of prior year	(1,570)	(186)
Other, including currency translation	(45)	(178)
Unrecognized Tax Benefits Balance at March 31	$875	$2,314

We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2020, and 2019 we had $243 and $360 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $1,118. The decrease in unrecognized tax benefits from prior year is due to the release of expired positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

In May 2019, we received two notices of proposed tax adjustment from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt. The notices relate to fiscal years 2016 and 2017. In September 2019, we received another notice of proposed adjustment for the same issue, for the 2018 fiscal year. The IRS adjustments would result in a cumulative tax liability of approximately $40,000. Notices have not been received for subsequent periods. We are contesting the IRS’s assertions, and intend to pursue available remedies such as appeals and litigation, if necessary. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
We estimate that the tax benefit from our Costa Rican Tax Holiday is $1,900 (or $0.02 per fully diluted share), annually. The Tax Holiday runs fully exempt, from income tax, through 2025 and partially exempt through 2029.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2020 and 2019 were as follows:

March 31,	2020	2019
Deferred Tax Assets:
Post-retirement benefit accrual	$2,871	$3,142
Compensation	12,560	14,275
Net operating loss carryforwards	16,149	19,195
Accrued expenses	5,490	4,858
Insurance	3,620	3,187
Deferred income	11,316	7,509
Bad debt	1,820	1,386
Pension	2,273	3,364
Operating leases (1)	28,945	—
Other	6,024	7,707
Deferred Tax Assets	91,068	64,623
Less: Valuation allowance	13,891	13,478
Total Deferred Tax Assets	77,177	51,145
Deferred Tax Liabilities:
Depreciation and depletion	68,179	61,060
Operating leases (1)	29,268	—
Intangibles	129,951	128,479
Other	2,078	2,197
Total Deferred Tax Liabilities	229,476	191,736
Net Deferred Tax Assets (Liabilities)	$(152,299)	$(140,591)

(1) For more information regarding our operating leases, see Note 10 titled, "Commitments and Contingencies".
At March 31, 2020, we had U.S. federal operating loss carryforwards of $10,942, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $41,450. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2021 and 2041. In addition, we have recorded pre-valuation allowance tax benefits of $2,042 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2021 and 2040. At March 31, 2020, we had $2,547 of tax credit carryforwards. These credit carryforwards can be used through fiscal 2030.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $13,891 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2020 by $413.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Other than the tax expense recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $1,600,000 at March 31, 2020.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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

9. BENEFIT PLANS
In the United States, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
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
We sponsor several defined benefit pension schemes outside the United States: two in the UK, one in the Netherlands, two in Germany, and one in Switzerland. The Synergy Health plc Retirement Benefit Scheme is a defined benefit (final salary) funded pension scheme. In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013. The Synergy Radeberg and Synergy Allershausen Schemes are unfunded defined pension schemes and are closed to new entrants. The Synergy Daniken Scheme is a defined benefit funded pension scheme. As a result of our fiscal 2018 acquisition of Harwell Dosimeters Ltd, we also sponsor in the Harwell Dosimeters Ltd Retirement Benefits Scheme which is a defined benefit funded pension scheme.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2020 and 2019, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2020	2019	2020	2019
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$133,672	$148,848	$12,551	$14,100
Service cost	1,380	2,394	—	—
Prior service cost	—	831	—	—
Interest cost	2,955	3,255	408	457
Actuarial loss (gain)	(3,736)	(4,402)	181	(106)
Benefits and expenses	(6,466)	(6,150)	(1,772)	(1,900)
Employee contributions	1,046	743	—	—
Impact of foreign currency exchange rate changes	(5,661)	(11,847)	—	—
Benefit Obligations at End of Year	123,190	133,672	11,368	12,551
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	117,504	119,441	—	—
Actual return on plan assets	228	6,543	—	—
Employer contributions	5,071	5,005	1,772	1,900
Employee contributions	1,045	742	—	—
Benefits and expenses paid	(6,466)	(6,150)	(1,772)	(1,900)
Impact of foreign currency exchange rate changes	(5,179)	(8,077)	—	—
Fair Value of Plan Assets at End of Year	112,203	117,504	—	—
Funded Status of the Plans	$(10,987)	$(16,168)	$(11,368)	$(12,551)

Amounts recognized in the consolidated balance sheets consist of the following:

	Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2020	2019	2020	2019
Current liabilities	$—	$—	$(1,488)	$(1,633)
Noncurrent liabilities	(10,987)	(16,168)	(9,880)	(10,918)
	$(10,987)	$(16,168)	$(11,368)	$(12,551)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2020, was approximately $14,405 and $7,463, respectively. During fiscal 2021, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
Actuarial loss	$20	$482
Prior Service Cost	69	(3,263)

Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2020 and 2019:

	Other Defined Benefit Pension Plans
	2020	2019
Aggregate fair value of plan assets	$112,203	$117,504
Aggregate accumulated benefit obligations	120,084	130,669
Aggregate projected benefit obligations	123,190	132,672

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Other Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2020	2019	2018	2020	2019	2018
Service cost	$1,380	$2,394	$2,402	$—	$—	$—
Interest cost	2,876	3,139	3,262	409	457	519
Expected return on plan assets	(4,735)	(4,930)	(4,835)	—	—	—
Prior service cost recognition	69	51	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	9	474	126	482	552	648
Net periodic benefit (credit) cost	$(401)	$1,128	$955	$(2,372)	$(2,254)	$(2,096)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$890	$(6,545)	$(697)	$(181)	$106	$501
Amortization of prior service credit	(78)	781	—	3,263	3,263	3,263
Amortization of net loss	—	(468)	(126)	(482)	(552)	(648)
Total recognized in other comprehensive loss (income)	812	(6,232)	(823)	2,600	2,817	3,116
Total recognized in total benefits cost and other comprehensive loss (income)	$411	$(5,104)	$132	$228	$563	$1,020

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2020	2019
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.40%	2.50%
Isotron BV Pension Plan	1.60%	1.20%
Synergy Health Daniken AG	0.20%	0.85%
Synergy Health Radeberg	1.60%	1.60%
Synergy Health Allershausen	0.50%	1.60%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.45%	2.35%
Other post-retirement plan	3.00%	3.50%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2020	2019	2018
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.50%	2.50%	2.60%
Isotron BV Pension Plan	1.20%	1.60%	1.60%
Synergy Health Daniken AG	0.20%	0.95%	0.65%
Synergy Health Radeberg	1.60%	1.60%	1.50%
Synergy Health Allershausen	1.75%	1.60%	1.50%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.45%	2.55%	2.55%
Other post-retirement plan	3.50%	3.50%	3.50%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	4.80%	5.02%	4.97%
Isotron BV Pension Plan	1.20%	1.60%	1.60%
Synergy Health Daniken AG	0.65%	1.20%	1.40%

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

	2020	2019	2018
Healthcare cost trend rate – medical	6.75%	6.75%	7.00%
Healthcare cost trend rate – prescription drug	6.75%	6.75%	7.00%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect on our other post-retirement benefit obligation at March 31, 2020:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on other post-retirement benefit obligation	7	(6)

Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2020, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2020 and 2019 by asset category is as follows:

	Fair Value Measurements at March 31, 2020
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$302	$302	$—	$—
Insured annuities	14,522	—	14,522	—
Insurance contracts	4,345	—	—	4,345
Common and collective trusts valued at net asset value:
Equity security trusts	47,187	—	—	—
Debt security trusts	45,847	—	—	—
Total Plan Assets	$112,203	$302	$14,522	$4,345

	Fair Value Measurements at March 31, 2019
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$450	$450	$—	$—
Insured annuities	14,720	—	14,720	—
Insurance contracts	5,089	—	—	5,089
Common and collective trusts valued at net asset value:
Equity security trusts	73,532	—	—	—
Debt security trusts	23,713	—	—	—
Total Plan Assets	$117,504	$450	$14,720	$5,089

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
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2020 due to the following:

Insurance contracts
Balance at March 31, 2018	$5,484
Gains (losses) related to assets still held at year-end	29
Transfers out of Level 3	(132)
Foreign currency	(292)
Balance at March 31, 2019	$5,089
Gains (losses) related to assets still held at year-end	62
Transfers out of Level 3	(664)
Foreign currency	(142)
Balance at March 31, 2020	$4,345

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We expect to make contributions of approximately $3,839 during fiscal 2021.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2020, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2021	$5,872	$1,510
2022	6,025	1,392
2023	6,600	1,252
2024	6,336	1,115
2025	6,518	1,007
2026-2031	35,292	3,726

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $708 and $706, during fiscal 2020 and fiscal 2019, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $668,960 at March 31, 2020. At March 31, 2020, the U.S. plan held 555,080 STERIS ordinary shares with a fair value of $77,695. We paid dividends of $855, $826, and $781 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2020, 2019, and 2018, respectively. We contributed approximately $27,818, $25,935, and $24,037, to the defined contribution plans for the years ended March 31, 2020, 2019, and 2018, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,273 and $1,400 at March 31, 2020 and March 31, 2019, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.
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
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter stated that the agency had concerns regarding operational business processes. In the second half of calendar 2019, the FDA conducted a comprehensive inspection of the Albert Browne facility in question. In a May 12, 2020 email, the FDA provided the Company with a copy of the Inspection Report. In that same email the FDA advised the Company that the email would serve as a "No Action Indicated" notice and that it was finalizing a Warning Letter Closeout to be provided to the Company. These actions bring this matter to a favorable conclusion for the Company.
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
As of March 31, 2020 and 2019, our commercial commitments totaled $80,230 and $73,765, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $12,474 and $7,794 of the March 31, 2020 and 2019 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2020, we had minimum purchase commitments with suppliers for raw material purchases totaling $63,054. As of March 31, 2020, we also had commitments of $91,077 for long term construction contracts.
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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2020 and for the twelve month period then ended.
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
The components of operating lease expense are as follows:

Year Ended March 31, 2020
Fixed operating lease expense	$28,252
Variable operating lease expense	5,449
Total operating lease expense	$33,701

Supplemental cash flow information related to operating leases is as follows:

Year Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$27,613
Right-of-use assets obtained in exchange for operating lease obligations, net	$44,636

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Maturities of lease liabilities at March 31, 2020 are as follows:

March 31, 2020
2021	$25,302
2022	21,064
2023	17,271
2024	14,045
2025 and thereafter	96,249
Total operating lease payments	173,931
Less imputed interest	40,008
Total operating lease liabilities	$133,923

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2020 foreign currency exchange rates.
Supplemental information related to operating leases is as follows:

March 31,
2020
Weighted-average remaining lease term of operating leases	11.5 years

Weighted-average discount rate of operating leases	4.4%

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Our Applied Sterilization Technologies ("AST") segment provides contract sterilization and testing services for medical device and pharmaceutical manufacturers.
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
For the year ended March 31, 2020, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

Years Ended March 31,	2020	2019	2018
Revenues:
Healthcare Products	$1,423,198	$1,338,428	$1,276,054
Healthcare Specialty Services	563,611	510,057	469,065
Life Sciences	416,939	378,558	361,590
Applied Sterilization Technologies	627,147	555,127	513,287
Total revenues	$3,030,895	$2,782,170	$2,619,996
Operating income (loss):
Healthcare Products	356,419	323,684	294,162
Healthcare Specialty Services	64,217	64,222	58,458
Life Sciences	144,088	132,129	123,889
Applied Sterilization Technologies	270,917	221,828	196,297
Total reportable segments	835,641	741,863	672,806
Corporate	(207,015)	(184,900)	(162,999)
Total operating income before adjustments	$628,626	$556,963	$509,807
Less: Adjustments
Amortization of acquired intangible assets (1)	71,675	86,878	67,793
Acquisition and integration related charges (2)	8,225	8,901	16,211
Redomiciliation and tax restructuring costs (3)	3,699	8,783	—
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(842)	(593)
Net loss (gain) on divestiture of businesses (1)	1,770	(1,370)	14,547
Amortization of property "step up" to fair value (1)	2,392	2,440	1,599
Restructuring charges (4)	3,143	40,708	103
Impact of the U.S. Tax Cuts and Jobs Act (5)	—	—	10,264
COVID-19 incremental costs (6)	749	—	—
Total operating income	$536,973	$411,465	$399,883

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
(3) Costs incurred in connection with the Redomiciliation and subsequent tax restructuring.
(4) For more information regarding our restructuring activities see Note 2 titled, "Restructuring".
(5) Represents a one-time special employee bonus paid to most U.S. employees and associated professional fees.
(6) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.

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

March 31,	2020	2019
Assets:
Healthcare Products and Life Sciences	$1,809,636	$1,611,852
Healthcare Specialty Services	895,741	805,349
Applied Sterilization Technologies	2,720,205	2,655,870
Total assets	$5,425,582	$5,073,071

Years Ended March 31,	2020	2019	2018
Capital Expenditures
Healthcare Products and Life Sciences	$44,029	$49,688	$52,767
Healthcare Specialty Services	40,619	39,950	16,497
Applied Sterilization Technologies	129,868	100,077	96,193
Total Capital Expenditures	$214,516	$189,715	$165,457
Depreciation, Depletion, and Amortization
Healthcare Products and Life Sciences (1) (2)	$59,150	$81,264	$52,025
Healthcare Specialty Services	33,043	33,392	29,269
Applied Sterilization Technologies (1)	105,042	111,265	97,038
Total Depreciation, Depletion, and Amortization	$197,235	$225,921	$178,332
(1) The fiscal 2020 and 2019 totals include the impact of Restructuring see Note 2 titled, "Restructuring" for additional information.
(2) The fiscal 2019 total includes an impairment charge see Note 3 titled, "Goodwill and Intangible Assets", for additional information.
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

March 31,	2020	2019
Property, Plant, and Equipment, Net
Ireland	$47,459	$41,137
United States	632,333	577,113
Other locations	432,063	413,332
Property, Plant, and Equipment, Net	$1,111,855	$1,031,582

Years Ended March 31,	2020	2019	2018
Revenues:
Ireland	$63,821	$56,784	$48,246
United States	2,211,722	1,976,814	1,836,414
Other locations	755,352	748,572	735,336
Total Revenues	$3,030,895	$2,782,170	$2,619,996

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2020	2019	2018
Healthcare Products:
Capital equipment	$592,436	568,811	527,402
Consumables	454,518	414,969	412,495
Service	376,244	354,648	336,157
Total Healthcare Products Revenues	$1,423,198	$1,338,428	$1,276,054
Total Healthcare Specialty Services Revenues	$563,611	$510,057	$469,065
Life Sciences:
Capital equipment	$112,747	102,714	100,555
Consumables	185,904	161,780	150,656
Service	118,288	114,064	110,379
Total Life Sciences Revenues	$416,939	$378,558	$361,590
Applied Sterilization Technologies Service Revenues	$627,147	$555,127	$513,287
Total Revenues	$3,030,895	$2,782,170	$2,619,996

Effective April 1, 2020, and consistent with the way management will operate and view the business, the current Healthcare Products and Healthcare Specialty Services segments will be combined and reported as one segment, simply called Healthcare. Going forward we will operate and report in three business segments: Healthcare, Life Sciences and Applied Sterilization Technologies. Corporate will continue to be presented separately and contain the costs that are associated with being a publicly traded company and certain other corporate costs.

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

Years ended March 31,	2020	2019	2018
Denominator (shares in thousands):
Weighted average shares outstanding—basic	84,778	84,577	85,028
Dilutive effect of share equivalents	863	891	685
Weighted average shares outstanding and share equivalents—diluted	85,641	85,468	85,713

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2020	2019	2018
Number of ordinary share options (shares in thousands)	285	352	393

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
On July 30, 2019, our Board of Directors approved an increase to the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of March 31, 2020, there was approximately $338,979 (net of taxes, fees and commissions) of remaining availability under the authorization.
Under the authorizations, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any repurchase program may be activated, suspended or discontinued at any time.
During fiscal 2020, we repurchased 273,259 of our ordinary shares for the aggregate amount of $40,000 (net of fees and commissions) pursuant to the 2019 authorizations. During fiscal 2019, we repurchased 651,093 of our ordinary shares for the aggregate amount of $72,082 (net of fees and commissions) pursuant to the 2016 authorization. During fiscal 2018, we repurchased 664,963 of our ordinary shares for the aggregate amount of $58,939 (net of fees and commissions) pursuant to the 2016 authorization.
During fiscal 2020, we obtained 122,884 of our ordinary shares in the aggregate amount of $11,235 in connection with share based compensation award programs. During fiscal 2019, we obtained 112,356 of our ordinary shares in the aggregate amount of $8,262 in connection with share based compensation award programs. During fiscal 2018, we obtained 127,903 of our ordinary shares in the aggregate amount of $7,014 in connection with share based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2020, 3,961,998 shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following weighted-average assumptions were used for options granted during fiscal 2020, fiscal 2019 and fiscal 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Risk-free interest rate	2.26%	2.64%	2.01%
Expected life of options	6.2 years	6.2 years	5.7 years
Expected dividend yield of stock	1.22%	1.47%	1.58%
Expected volatility of stock	20.27%	19.91%	22.08%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.77%, 2.37% and 2.25% was applied in fiscal 2020, 2019 and 2018 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2019	2,104,685	$72.82
Granted	345,138	147.22
Exercised	(613,086)	57.29
Forfeited	(40,611)	122.61
Outstanding at March 31, 2020	1,796,126	$91.29	6.8 years	$89,800
Exercisable at March 31, 2020	922,708	$69.52	5.6 years	$65,136

We estimate that 857,860 of the non-vested stock options outstanding at March 31, 2020 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $139.97 closing price of our ordinary shares on March 31, 2020 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2020, 2019 and 2018 was $57,683, $25,371 and $16,096, respectively. Net cash proceeds from the exercise of stock options were $34,731, $13,308 and $11,093 for the years ended March 31, 2020, 2019 and 2018, respectively. The tax benefit from stock option exercises was $16,440, $8,306 and $6,581 for the years ended March 31, 2020, 2019 and 2018, respectively.
The weighted average grant date fair value of stock option grants was $23.52, $18.12 and $15.51 for the years ended March 31, 2020, 2019 and 2018, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2020, 2019 and 2018 was $544, $889, and $1,437, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2019	676,373	33,219	$80.86
Granted	156,901	14,553	135.86
Vested	(221,606)	(14,999)	74.63
Forfeited	(35,838)	(1,879)	93.56
Non-vested at March 31, 2020	575,830	30,894	$98.07

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2020 was $17,657.
As of March 31, 2020, there was a total of $42,056 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.1 years.
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2020	2019	2018
Balance, Beginning of Year	$7,194	$6,872	$6,861
Warranties issued during the period	12,311	11,177	12,305
Settlements made during the period	(12,124)	(10,855)	(12,294)
Balance, End of Year	$7,381	$7,194	$6,872

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

16. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2020, we held a foreign currency forward contract to buy 6.0 million Canadian dollars. At March 31, 2020, we held commodity swap contracts to buy 715.2 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Prepaid & Other	$124	$552	$—	$—
Accrued expenses and other	$—	$—	$912	$278

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2020	2019	2018
Foreign currency forward contracts	Selling, general and administrative	$798	$235	$(1,357)
Commodity swap contracts	Cost of revenues	$(660)	$434	$373

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of non-functional currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $45,765 at March 31, 2020. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2020 and March 31, 2019:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2020	2019	2020	2019	2020	2019	2020	2019
Assets:
Cash and cash equivalents	$319,581	$220,633	$319,581	$220,633	$—	$—	$—	$—
Forward and swap contracts (1)	124	552	—	—	124	552	—	—
Equity investments (2)	9,624	13,873	9,624	13,873	—	—	—	—
Other investments	2,507	2,545	2,507	2,545	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$912	$278	$—	$—	$912	$278	$—	$—
Deferred compensation plans (2)	1,475	1,564	1,475	1,564	—	—	—	—
Long term debt (3)	1,150,521	1,183,227	—	—	1,143,978	1,200,558	—	—
Contingent consideration obligations (4)	15,988	5,950	—	—	—	—	15,988	5,950

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Beginning in fiscal 2019, changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During fiscal 2020 and fiscal 2019 we recorded losses of $3,579 and $2,731, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Contingent Consideration
Balance at March 31, 2018	$8,068
Payments	(691)
Reductions and adjustments	(1,466)
Foreign currency translation adjustments	39
Balance at March 31, 2019	$5,950
Additions	9,907
Foreign currency translation adjustments	131
Balance at March 31, 2020	$15,988

Additions and payments of contingent consideration obligations during fiscal year 2020 and 2019 were primarily related to our fiscal year 2020 and 2019 acquisitions. Refer to Note 18, "Business Acquisitions and Divestitures" for more information.
18. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2020 Acquisitions
During fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $120,537, net of cash acquired and including potential contingent consideration of $9,830 and deferred consideration of $893.
Fiscal 2019 Acquisitions
During fiscal 2019, we completed a minor purchase to expand our service offerings in the Applied Sterilization Technologies segment. The total purchase price was $13,313, and was financed with both cash on hand and with credit facility borrowings. Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
Fiscal 2018 Acquisitions
We completed several minor purchases that continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $52,292, net of cash acquired and including contingent consideration of $5,018. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2020, 2019 and 2018 acquisitions.

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
(dollars in thousands)	All Acquisitions (1)	All Acquisitions	All Acquisitions
Cash	$8,811	$—	$235
Accounts receivable	10,331	750	1,464
Inventory	8,999	51	2,289
Property, plant and equipment	9,241	2,004	3,381
Lease right-of-use assets, net	4,462	—	—
Other assets	1,133	479	126
Intangible assets	36,500	4,070	17,404
Goodwill	74,531	6,614	32,384
Total Assets	154,008	13,968	57,283
Current liabilities	(20,659)	(146)	(2,077)
Non-current liabilities	(4,000)	(509)	(2,679)
Total Liabilities	(24,659)	(655)	(4,756)
Net Assets	$129,349	$13,313	$52,527

(1) Purchase price allocation is still preliminary as of March 31, 2020, as valuations have not been finalized.
Acquisition related transaction and integration costs totaled $8,225, $8,901, and $16,211 for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Divestitures
Fiscal 2020
During fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. We recorded proceeds of $439, net of cash divested, and recognized a pre-tax loss on the sale of $2,365 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
Fiscal 2018
Synergy Health Healthcare Consumable Solutions
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40,000 and were included in the Healthcare Products segment. We recorded proceeds of $8,891, net of cash divested, including a working capital adjustment. We also recognized a pre-tax loss on the sale, subject to final working capital adjustments, of $12,972 in Selling, general, and administrative expense in the Consolidated Statement of Income.
Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and interest is payable annually. Outstanding borrowings under the agreement totaled $7,084 at March 31, 2020 and $7,465 at March 31, 2019.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding borrowings under the agreement totaled $8,072 (or €7,300) at March 31, 2020 and $8,494 (or €7,550) at March 31, 2019.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
19. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2020, 2019 and 2018 were as follows:

	Gain (Loss) on Available for Sale Securities (1) (4)			Defined Benefit Plans (2)			Foreign Currency Translation (3)			Total Accumulated Other Comprehensive Income (Loss)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Beginning Balance	$—	$1,970	$178	$(4,204)	$(6,742)	$(2,355)	$(155,574)	$16,457	$(238,525)	$(159,778)	$11,685	$(240,702)
Other Comprehensive Income (Loss) before reclassifications	—	—	1,703	1,505	3,920	(2,291)	(73,076)	(172,031)	254,982	(71,571)	(168,111)	254,394
Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	89	(4,114)	(1,382)	(2,096)	—	—	—	(4,114)	(1,382)	(2,007)
Net current-period Other Comprehensive Income (Loss)	—	—	1,792	(2,609)	2,538	(4,387)	(73,076)	(172,031)	254,982	(75,685)	(169,493)	252,387
Cumulative adjustment to Retained Earnings (4)	$—	$(1,970)	$—	$—	$—	$—	$—	$—	$—	$—	$(1,970)	$—
Ending Balance	$—	$—	$1,970	$(6,813)	$(4,204)	$(6,742)	$(228,650)	$(155,574)	$16,457	$(235,463)	$(159,778)	$11,685
(1) Realized gain (loss) on available for sale securities is reported in the Interest income and miscellaneous expense line of the Consolidated
Statements of Income for fiscal 2018.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2020
Revenues:
Product	$393,592	$363,795	$337,666	$307,735
Service	429,399	410,466	399,174	389,068
Total Revenues	822,991	774,261	736,840	696,803
Cost of Revenues:
Product	210,538	195,105	183,600	160,959
Service	248,393	247,803	234,573	230,001
Total Cost of Revenues	458,931	442,908	418,173	390,960
Gross Profit	364,060	331,353	318,667	305,843
Percentage of Revenues	44.2%	42.8%	43.2%	43.9%
Restructuring Expenses	6	(448)	(274)	1,389
Net Income Attributable to Shareholders	$123,316	$104,930	$94,769	$84,590
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.45	$1.24	$1.12	$1.00
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.44	$1.23	$1.11	$0.99

Fiscal 2019
Revenues:
Product	$374,937	$327,639	$314,659	$278,790
Service	393,276	368,599	364,302	359,968
Total Revenues	768,213	696,238	678,961	638,758
Cost of Revenues:
Product	201,357	182,229	172,107	146,602
Service	232,140	227,012	222,190	223,106
Total Cost of Revenues	433,497	409,241	394,297	369,708
Gross Profit	334,716	286,997	284,664	269,050
Percentage of Revenues	43.6%	41.2%	41.9%	42.1%
Restructuring Expenses	4,840	26,147	—	—
Net Income Attributable to Shareholders	$108,745	$47,858	$77,457	$69,991
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.29	$0.57	$0.92	$0.83
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.27	$0.56	$0.91	$0.82

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

21. SUBSEQUENT EVENTS

The COVID-19 pandemic began to impact our business late in fiscal 2020. The coronavirus pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of medical procedures and treatments and shelter-in-place orders or similar measures, is negatively affecting, and is expected to continue to affect some of our operations which would impact our financial position and cash flows in fiscal 2021. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2020
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,645	$6,760		$(247)	(3)	$(4,107)	(4)	$12,051
Inventory valuation reserve	19,754	(4,105)	(2)	500	(3)	—		16,149
Deferred tax asset valuation allowance	13,478	3,327		(1,927)	(3)	(987)		13,891
Recorded within liabilities:
Casualty loss reserves	$19,742	$6,000		$3,007		$(5,521)		$23,228
Year ended March 31, 2019
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$12,472	$356		$(327)	(3)	$(2,856)	(4)	$9,645
Inventory valuation reserve	19,639	(673)	(2)	788	(3)	—		19,754
Deferred tax asset valuation allowance	13,596	4,055		(1,653)	(3)	(2,520)		13,478
Recorded within liabilities:
Casualty loss reserves	$20,949	$4,456		$(1,158)		$(4,505)		$19,742
Year ended March 31, 2018
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,357	$2,183		$1,925	(3)	$(1,993)	(4)	$12,472
Inventory valuation reserve	17,854	2,446	(2)	(661)	(3)	—		19,639
Deferred tax asset valuation allowance	16,366	3,535		209	(3)	(6,514)		13,596
Recorded within liabilities:
Casualty loss reserves	$22,718	$5,713		$(2,563)		$(4,919)		$20,949
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2020 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2020. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during fiscal 2020. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 4% of our total assets as of March 31, 2020 and approximately 1% of our total revenues for the year ended March 31, 2020. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2020.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc

Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during the year ended March 31, 2020, which are included in the fiscal 2020 consolidated financial statements of the Company and constituted approximately 4% of total assets as of March 31, 2020 and approximately 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during the year ended March 31, 2020.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 29, 2020 expressed an unqualified opinion thereon.
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
May 29, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Delinquent Section 16(a) Reports," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Shareholders (the "Proxy Statement").
Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Item 1 of Part 1 of this Annual Report under the heading "Information about our Executive Officers", and is incorporated herein by reference. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our CEO and CFO and Principal Accounting Officer as well as all of our other employees. We have also adopted a code of ethics, our Director Code of Ethics, which applies to the members of the Company's Board of Directors, including our CEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,796,126	$91.29	3,961,998
Equity compensation plans not approved by security holders	—	—	—
Total	1,796,126	$91.29	3,961,998

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2020 and 2019.
Consolidated Statements of Income – Years ended March 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows – Years ended March 31, 2020, 2019, and 2018.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2020, 2019, and 2018.
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
3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.10
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.11
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.12
STERIS plc Form of Nonqualified Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.13
Amendment to STERIS plc Nonqualified Stock Option Agreement (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.14
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.15
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.16
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.17
STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.18
STERIS plc Form of Performance Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to STERIS plc Form 8-K filed June 1, 2017 (Commission File No. 1-37614), and incorporated herein by reference).*

10.19
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614), and incorporated herein by reference).*

10.20
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.21
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.22	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
STERIS plc Management Incentive Compensation Plan (As Amended and Restated Effective March 28, 2019) (filed as Exhibit 10.2 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).*

10.27	Amendment No. 1 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019).*

10.28
Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.29
Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.30
STERIS plc Senior Executive Severance Plan, As Adopted effective March 28, 2019 (filed as Exhibit 10.3 to STERIS plc 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).*

10.31
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.32
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.33
Form of Deed of Indemnity for STERIS plc directors and executive officers (filed as Exhibit 10.4 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.34
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.35
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
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

10.37
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

10.38
Borrower Joinder Agreement dated March 28, 2019 among STERIS plc and Synergy Health Limited and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.45 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.39
Guarantor Joinder Agreement dated March 28, 2019 by STERIS plc and STERIS Emerald IE Limited in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.46 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848),and incorporated herein by reference).

10.40
First Amendment, dated as of March 31, 2015, to Note Purchase Agreement dated as of August 15, 2008, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.5 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Second Amendment dated as of March 5, 2019 to the Amended and Restated Note Purchase Agreement dated as of March 31, 2015, as amended by that certain First Amendment dated as of January 23, 2017, by and among STERIS Corporation and each of the purchasers listed in Schedule A thereto, (filed as Exhibit 10.2 to Form 8-K filed March 5, 2019 (Commission File No. 001-37614), and incorporated herein by reference).

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Guaranty Supplement dated March 28, 2019 by STERIS plc and STERIS Emerald IE Limited and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.54 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.48
First Amendment, dated as of March 31, 2015, to Note Purchase Agreements dated as of December 4, 2012, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.7 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Second Amendment dated as of March 5, 2019 to the Amended and Restated Note Purchase Agreement dated as of March 31, 2015, as amended by that certain First Amendment dated as of January 23, 2017, by and among STERIS Corporation and each of the purchasers listed in Schedule A thereto, (filed as Exhibit 10.3 to Form 8-K filed March 5, 2019 (Commission File No. 1-37614), and incorporated herein by reference).

10.50
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

10.51
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

10.55
Guaranty Supplement dated March 28, 2019 by STERIS plc and STERIS Emerald IE Limited and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.62 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.56
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.57
Second Amendment dated as of March 5, 2019 to the Note Purchase Agreement dated as of May 15, 2015, as amended by that certain First Amendment dated as of January 23, 2017, by and among STERIS Corporation and each of the purchasers listed in Schedule A thereto, (filed as Exhibit 10.4 to Form 8-K filed March 5, 2019 (Commission File No. 1-37614), and incorporated herein by reference).

10.58
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

10.59
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

10.63
Guaranty Supplement dated March 28, 2019 by STERIS plc and STERIS Emerald IE Limited and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.70 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.64
Note Purchase Agreement dated as of January 23, 2017, among STERIS plc and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.65
First Amendment dated as of March 5, 2019 to the Note Purchase Agreement dated as of January 23, 2017, by and among STERIS plc and each of the purchasers listed in Schedule A thereto, (filed as Exhibit 10.5 to Form 8-K filed March 5, 2019 (Commission File No. 1-37614), and incorporated herein by reference).

10.66
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

10.68
Guaranty Supplement dated March 28, 2019 by STERIS plc and STERIS Emerald IE Limited and STERIS Limited of Affiliate Guaranty dated as of January 23, 2017 of STERIS plc January 23, 2017 Note Purchase Agreement, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.75 to Form 10-K filed May 30, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.69
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.70
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.71
Stock Purchase Agreement dated June 23, 2015 by and among STERIS Corporation, General Econopak, Inc. and each of the Stockholders of General Econopak, Inc. (filed as Exhibit 10.1 to STERIS Corporation Form 10-Q for the fiscal quarter ended June 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS plc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 29, 2020	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 29, 2020
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2020
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Controller and Chief Accounting Officer	May 29, 2020
Karen L. Burton
*	Chairman and Director	May 29, 2020
Mohsen M. Sohi
*	Director	May 29, 2020
Richard C. Breeden
*	Director	May 29, 2020
Cynthia L. Feldmann
*	Director	May 29, 2020
David B. Lewis
*	Director	May 29, 2020
Jacqueline B. Kosecoff
*	Director	May 29, 2020
Nirav R. Shah
*	Director	May 29, 2020
Richard M. Steeves

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 29, 2020	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors