Form 10-Q
period 2020-06-30
STERIS plc
filed 2020-08-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of July 31, 2020: 85,053,103

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,627	$319,581
Accounts receivable (net of allowances of $10,839 and $12,051 respectively)	503,172	586,481
Inventories, net	276,970	248,259
Prepaid expenses and other current assets	61,359	54,430
Total current assets	1,097,128	1,208,751
Property, plant, and equipment, net	1,148,052	1,111,855
Lease right-of-use assets, net	143,463	131,837
Goodwill	2,371,789	2,356,085
Intangibles, net	551,526	565,473
Other assets	51,969	51,581
Total assets	$5,363,927	$5,425,582
Liabilities and equity
Current liabilities:
Accounts payable	$133,532	$149,341
Accrued income taxes	28,205	14,013
Accrued payroll and other related liabilities	82,039	128,261
Short-term indebtedness	35,000	—
Lease obligations due within one year	20,575	19,809
Accrued expenses and other	180,198	192,183
Total current liabilities	479,549	503,607
Long-term indebtedness	1,022,156	1,150,521
Deferred income taxes, net	160,972	160,270
Long-term lease obligations	125,151	114,114
Other liabilities	86,386	90,346
Total liabilities	$1,874,214	$2,018,858
Commitments and contingencies (see Note 8)
Ordinary shares, with $.001 par value; 500,000 shares authorized; 85,060 and 84,924 ordinary shares issued and outstanding, respectively	1,983,047	1,982,164
Retained earnings	1,699,971	1,647,175
Accumulated other comprehensive (loss)	(208,354)	(235,463)
Total shareholders’ equity	3,474,664	3,393,876
Noncontrolling interests	15,049	12,848
Total equity	3,489,713	3,406,724
Total liabilities and equity	$5,363,927	$5,425,582

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues:
Product	$301,108	$307,735
Service	367,824	389,068
Total revenues	668,932	696,803
Cost of revenues:
Product	156,555	160,959
Service	226,809	230,001
Total cost of revenues	383,364	390,960
Gross profit	285,568	305,843
Operating expenses:
Selling, general, and administrative	155,170	178,781
Research and development	16,231	15,585
Restructuring expenses	166	1,389
Total operating expenses	171,567	195,755
Income from operations	114,001	110,088
Non-operating expenses, net:
Interest expense	9,492	10,445
Interest (income) and miscellaneous expense	(2,289)	233
Total non-operating expenses, net	7,203	10,678
Income before income tax expense	106,798	99,410
Income tax expense	18,674	14,633
Net income	88,124	84,777
Less: Net (loss) income attributable to noncontrolling interests	(66)	187
Net income attributable to shareholders	$88,190	$84,590

Net income per share attributed to shareholders
Basic	$1.04	$1.00
Diluted	$1.03	$0.99
Cash dividends declared per share ordinary outstanding	$0.37	$0.34

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$88,124	$84,777
Less: Net (loss) income attributable to noncontrolling interests	(66)	187
Net income attributable to shareholders	88,190	84,590

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans cost, (net of taxes of $174 and $170, respectively)	(510)	(505)
Change in cumulative currency translation adjustment	27,619	3,439
Total other comprehensive income	27,109	2,934
Comprehensive income	$115,299	$87,524

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Operating activities:
Net income	$88,124	$84,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	48,954	47,102
Deferred income taxes	(189)	(612)
Share-based compensation expense	5,962	5,537
Loss on the disposal of property, plant, equipment, and intangibles, net	237	61
Loss on sale of businesses, net	10	2,426
Other items	6,842	596
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	84,665	57,620
Inventories, net	(27,015)	(24,622)
Other current assets	(6,729)	(2,480)
Accounts payable	(17,011)	(17,276)
Accruals and other, net	(49,728)	(43,792)
Net cash provided by operating activities	134,122	109,337
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(66,861)	(49,794)
Proceeds from the sale of property, plant, and equipment	137	18
Proceeds from the sale of businesses	—	439
Acquisition of businesses, net of cash acquired	—	(34,970)
Net cash used in investing activities	(66,724)	(84,307)
Financing activities:
Proceeds (payments) under credit facilities, net	(95,837)	27,861
Deferred financing fees and debt issuance costs	—	(1,206)
Acquisition related deferred or contingent consideration	(21)	(452)
Repurchases of ordinary shares	(14,296)	(14,886)
Cash dividends paid to ordinary shareholders	(31,471)	(28,823)
Contributions from non-controlling interest	2,258	—
Stock option and other equity transactions, net	5,367	9,899
Net cash used in financing activities	(134,000)	(7,607)
Effect of exchange rate changes on cash and cash equivalents	2,648	11
Increase in cash and cash equivalents	(63,954)	17,434
Cash and cash equivalents at beginning of period	319,581	220,633
Cash and cash equivalents at end of period	$255,627	$238,067
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	1,982,164	$1,647,175	$(235,463)	$12,848	$3,406,724
Comprehensive income:
Net income (loss)	—	—	88,190	—	(66)	88,124
Other comprehensive income	—	—	—	27,109	—	27,109
Repurchases of ordinary shares	(98)	(10,373)	(3,923)	—	—	(14,296)
Equity compensation programs and other	234	11,256	—	—	—	11,256
Cash dividends – $0.37 per ordinary share	—	—	(31,471)	—	—	(31,471)
Contributions from non-controlling interest	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	9	9
Balance at June 30, 2020	85,060	$1,983,047	$1,699,971	$(208,354)	$15,049	$3,489,713

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	84,590	—	187	84,777
Other comprehensive income	—	—	—	2,934	—	2,934
Repurchases of ordinary shares	(127)	(17,485)	2,599	—	—	(14,886)
Equity compensation programs and other	364	15,275	—	—	—	15,275
Cash dividends – $0.34 per ordinary share	—	—	(28,823)	—	—	(28,823)
Other changes in noncontrolling interest	—	—	—	—	(73)	(73)
Balance at June 30, 2019	84,754	$1,996,354	$1,397,390	$(156,844)	$8,102	$3,245,002

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2020 and 2019
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020. The Consolidated Balance Sheet at March 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2020 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2021.
Revenue Recognition and Associated Liabilities
We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018. At the time of adoption, certain of our capital equipment contracts were comprised of a single integrated performance obligation, which resulted in the deferral of the corresponding capital equipment revenue and cost of revenues until installation was complete. Since the adoption of the standard, there have been changes made in our selling philosophy, product architecture, and manufacturing processes with respect to this product line, that impact whether the promises to transfer the individual goods or services to the Customer are separately identifiable from other promises in the contract. After review of these changes, we have concluded that these contracts consist of multiple performance obligations that are capable of being distinct and meet the criteria for revenue to be recognized when the Customer obtains

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

control of the asset, which is upon delivery of each performance obligation. Revenues and costs of revenues related to these contracts totaling $14,609 and $7,560, respectively, that had previously been deferred were recognized in our fiscal 2021 first quarter.
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2020, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Refer to Note 9, titled "Business Segment Information" for disaggregation of revenue.
Product Revenue
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization ("GPO") agreement. We recognize revenue for sales of product when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to capital equipment products is deferred until installation is complete if the capital equipment and installation are highly integrated and form a single performance obligation.
Service Revenue
Within our Healthcare and Life Sciences segments, service revenues consist of revenue generated from parts and labor associated with the maintenance, repair and installation of capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer, or Group Purchasing Organization ("GPO") agreement. For maintenance, repair and installation of capital equipment, revenue is recognized upon completion of the service. Healthcare service revenues also include outsourced reprocessing services and instrument repairs. Contracts for outsourced reprocessing services are primarily based on an agreement with a Customer, ranging in length from several months to 15 years. Outsourced reprocessing services revenue is recognized ratably over the contract term using a time-based input measure, adjusted for volume and other performance metrics, to the extent that it is probable that a significant reversal of revenue will not occur. Contracts for instrument repairs are primarily based on a Customer’s purchase order, and the associated revenue is recognized upon completion of the repair.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2021, $30,804 of the March 31, 2020 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2020, $39,484 of the March 31, 2019 deferred revenue balance was recorded as revenue.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancelable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2020, the transaction price allocated to remaining performance obligations was approximately $930,000. We expect to recognize approximately 48% of the transaction price within one year and approximately 46% beyond one year. The remainder has yet to be scheduled for delivery.

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2021

ASU 2016-13, "Measurement of Credit Losses on Financial Instruments"	June 2016
The standard required a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The standard was effective for annual periods beginning after December 15, 2019.
			First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact to our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework- Changes to Disclosure Requirements for Fair Value Measurement”	August 2018
The standard modified the disclosure requirements by adding, removing, and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy.  The standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

		First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact on our consolidated financial statements as it modifies disclosure requirements only.
ASU 2018-14 "Compensation- Retirement Benefits - Defined Benefit Plans- General Topic (715-20): Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans"	August 2018
The standard modified the disclosure requirements by adding, removing, and modifying certain required disclosures for employers that sponsor defined benefit pension or other post-retirement benefit plans.  The standard also clarified disclosure requirements for defined benefit pension plans relating to the projected benefit obligation and accumulated benefit obligation.  The standard was effective for fiscal years ending after December 15, 2019.

		First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact on our consolidated financial statements as it modifies disclosure requirements only.
ASU 2018-15 "Intangibles- Goodwill and Other- Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract"
August 2018
The standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for fiscal years beginning after December 15, 2019.

		First Quarter Fiscal 2021	We adopted this standard on April 1, 2020 using the prospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
Standards that have not yet been adopted
ASU 2019-12 "Income Taxes (Topic 740)"	December 2019
The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2020.
2. Restructuring
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions were eliminated. The Company relocated the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions were designed to enhance profitability and improve efficiency.
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $44,017 related to these restructuring actions, of which $31,826 was recorded as restructuring expenses and $12,191 was recorded in cost of revenues, with a total of $33,819, $7,798 and $668 related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1,732. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The remaining liability balances at June 30, 2020 and March 31, 2020 are not material.
For more information relating to our restructuring efforts, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
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

	June 30, 2020	March 31, 2020
Raw materials	$104,557	$94,321
Work in process	40,833	35,643
Finished goods	167,277	151,381
LIFO reserve	(18,753)	(16,937)
Reserve for excess and obsolete inventory	(16,944)	(16,149)
Inventories, net	$276,970	$248,259
Inventory has increased since March 31, 2020 for several reasons including our desire to ensure adequate supply of materials and level loading production in our facilities.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2020	March 31, 2020
Land and land improvements (1)	$66,390	$65,994
Buildings and leasehold improvements	534,095	531,267
Machinery and equipment	692,188	682,488
Information systems	180,378	181,112
Radioisotope	524,356	508,593
Construction in progress (1)	198,600	159,731
Total property, plant, and equipment	2,196,007	2,129,185
Less: accumulated depreciation and depletion	(1,047,955)	(1,017,330)
Property, plant, and equipment, net	$1,148,052	$1,111,855

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	June 30, 2020	March 31, 2020

Short term debt
Private Placement	$35,000	$—
Total short term debt	$35,000	$—

Long term debt
Credit Agreement	$180,574	$275,449
Private Placement	844,765	878,409
Deferred financing costs	(3,183)	(3,337)
Total long term debt	$1,022,156	$1,150,521
Total debt	$1,057,156	$1,150,521

At March 31, 2020, we classified the notes maturing in August 2020, as long term indebtedness. At that time, due to significant uncertainty at the onset of the COVID-19 pandemic, there was no intention to use current working capital to settle the notes given the availability under our credit facility. However, after review of our financial position and cash flows as of and for the three months ended June 30, 2020, management concluded that we will not refinance the senior note due in August 2020 and will use cash on hand to satisfy the obligation.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2020	March 31, 2020
Accrued payroll and other related liabilities:
Compensation and related items	$45,787	$42,205
Accrued vacation/paid time off	10,899	9,917
Accrued bonuses	12,621	53,041
Accrued employee commissions	8,876	19,298
Other postretirement benefit obligations-current portion	1,488	1,488
Other employee benefit plans obligations-current portion	2,368	2,312
Total accrued payroll and other related liabilities	$82,039	$128,261
Accrued expenses and other:
Deferred revenues	$39,975	$53,299
Service liabilities	45,423	47,505
Self-insured risk reserves-current portion	7,942	7,342
Accrued dealer commissions	18,841	15,827
Accrued warranty	7,002	7,381
Asset retirement obligation-current portion	908	2,671
Other	60,107	58,158
Total accrued expenses and other	$180,198	$192,183
Other liabilities:
Self-insured risk reserves-long-term portion	$17,452	$17,452
Other postretirement benefit obligations-long-term portion	9,012	9,880
Defined benefit pension plans obligations-long-term portion	11,632	10,987
Other employee benefit plans obligations-long-term portion	2,371	2,333
Accrued long-term income taxes	11,991	11,959
Asset retirement obligation-long-term portion	11,120	9,843
Other	22,808	27,892
Total other liabilities	$86,386	$90,346

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
The effective income tax rates for the three month periods ended June 30, 2020 and 2019 were 17.5% and 14.7%, respectively. The fiscal 2021 effective tax rate increased when compared to fiscal 2020 primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".
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
9. Business Segment Information

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Prior to April 1, 2020, we operated and reported our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. The Healthcare Products and Healthcare Specialty Services segments were combined and are now reported as one segment, simply called Healthcare, consistent with the way management now operates and views the business. Prior periods have been recasted in the financial tables below for comparability.
Our Healthcare segment offers infection prevention and procedural solutions for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment. The segment also provides a range of specialty services for healthcare providers including hospital sterilization services and instrument and scope repairs.
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
For the three months ended June 30, 2020, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2020	2019
Revenues:
Healthcare	$399,658	$445,732
Applied Sterilization Technologies	152,362	154,286
Life Sciences	116,912	96,785
Total revenues	$668,932	$696,803
Operating income (loss):
Healthcare	$82,357	$90,515
Applied Sterilization Technologies	63,955	68,035
Life Sciences	48,461	33,039
Corporate	(52,367)	(55,397)
Total operating income before adjustments	$142,406	$136,192
Less: Adjustments
Amortization of acquired intangible assets (1)	$17,500	$16,949
Acquisition and integration related charges (2)	1,286	1,917
Redomiciliation and tax restructuring costs (3)	170	1,770
Net loss on divestiture of businesses (1)	10	2,426
Amortization of property "step up" to fair value (1)	603	735
COVID-19 incremental costs (4)	8,670	—
Restructuring charges (5)	166	2,307
Total operating income	$114,001	$110,088
(1) For more information regarding our recent acquisitions and divestitures refer to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to Note 2 titled, "Restructuring".

Additional information regarding our fiscal 2021 and fiscal 2020 first quarter revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2020	2019
Healthcare:
Consumables	$83,754	$116,082
Capital equipment	128,082	120,855
Service	187,822	208,795
Total Healthcare Revenues	$399,658	$445,732
Applied Sterilization Technologies Service Revenues	$152,362	$154,286
Life Sciences:
Consumables	$58,842	$44,029
Capital equipment	30,430	26,769
Service	27,640	25,987
Total Life Sciences Revenues	$116,912	$96,785
Total Revenues	$668,932	$696,803

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

	Three Months Ended June 30,
	2020	2019
Revenues:
Ireland	$14,373	$15,108
United States	491,708	511,152
Other locations	162,851	170,543
Total Revenues	$668,932	$696,803

Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments.
Individual facilities, equipment, and intellectual properties are utilized for production by both the Healthcare and Life Sciences segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of the Healthcare and Life Sciences segments. Therefore, their respective amounts are reported together.

	June 30, 2020	March 31, 2020
Assets:
Healthcare and Life Sciences	$2,607,490	$2,705,377
Applied Sterilization Technologies	2,756,437	2,720,205
Total assets	$5,363,927	$5,425,582

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2020	2019
Weighted average shares outstanding—basic	84,959	84,638
Dilutive effect of share equivalents	717	928
Weighted average shares outstanding and share equivalents—diluted	85,676	85,566

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2020	2019
Number of share options	330	122

Additional Authorized Shares

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of June 30, 2020, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During the first three months of fiscal 2021 through April 9, 2020, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations. During the first three months of fiscal 2020, we repurchased 60,000 of our ordinary shares for the aggregate amount of $8,612 (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2021 we obtained 63,150 of our ordinary shares in the aggregate amount of $9,248 in connection with share based compensation award programs. During the first three months of fiscal 2020, we obtained 66,745 of our ordinary shares in the aggregate amount of $7,446 in connection with share based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of June 30, 2020, 3,554,149 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2021 and 2020:

	Fiscal 2021	Fiscal 2020
Risk-free interest rate	0.46%	2.27%
Expected life of options	6.0 years	6.2 years
Expected dividend yield of stock	0.96%	1.23%
Expected volatility of stock	23.04%	20.27%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.78% and 2.77% was applied in fiscal 2021 and 2020, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,796,126	$91.29
Granted	278,364	182.22
Exercised	(96,435)	59.65
Forfeited	(1,951)	97.56
Outstanding at June 30, 2020	1,976,104	$105.64	7.2 years	$102,472
Exercisable at June 30, 2020	1,173,669	$79.79	6.0 years	$86,437

We estimate that 772,889 of the non-vested stock options outstanding at June 30, 2020 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $153.44 closing price of our ordinary shares on June 30, 2020 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2021 and fiscal 2020 was $9,581 and $18,843, respectively. Net cash proceeds from the exercise of stock options were $5,367 and $9,899 for the first three months of fiscal 2021 and fiscal 2020, respectively.
The weighted average grant date fair value of stock option grants was $27.44 and $23.19 for the first three months of fiscal 2021 and fiscal 2020, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2020 and 2019 was $493 and $610, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2020	575,830	30,894	$98.07
Granted	129,495	5,952	165.30
Vested	(152,741)	(7,857)	80.34
Forfeited	(4,011)	—	100.80
Non-vested at June 30, 2020	548,573	28,989	$118.80

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2021 was $12,902.
As of June 30, 2020, there was a total of $63,875 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.4 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

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
Changes in our warranty liability during the first three months of fiscal 2021 were as follows:

Warranties
Balance, March 31, 2020	$7,381
Warranties issued during the period	2,234
Settlements made during the period	(2,613)
Balance, June 30, 2020	$7,002

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of fiscal 2021, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2021. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2020, we held foreign currency forward contracts to buy 99.0 million Mexican pesos, 6.3 million Canadian dollars; and to sell 11.3 million euros. At June 30, 2020 we held commodity swap contracts to buy 536.4 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020
Prepaid & Other	$451	$124	$—	$—
Accrued expenses and other	$—	$—	$777	$912

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2020	2019
Foreign currency forward contracts	Selling, general and administrative	$143	$406
Commodity swap contracts	Cost of revenues	$364	$(127)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $46,698 at June 30, 2020. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2020 and March 31, 2020:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
			Level 1			Level 2			Level 3
	June 30,	March 31,	June 30,	March 31,		June 30,	March 31,		June 30,	March 31,
Assets:
Cash and cash equivalents	$255,627	$319,581	$255,627	$319,581		$—	$—		$—	$—
Forward and swap contracts (1)	451	124	—	—		451	124		—	—
Equity investments(2)	9,979	9,624	9,979	9,624	—	—	—	—	—	—
Other investments	2,550	2,507	2,550	2,507		—	—		—	—

Liabilities:
Forward and swap contracts (1)	$777	$912	$—	$—		$777	$912		$—	$—
Deferred compensation plans (2)	1,630	1,475	1,630	1,475		—	—		—	—
Total debt (3)	1,057,156	1,150,521	—	—		1,095,965	1,143,978		—	—
Contingent consideration obligations (4)	15,976	15,988	—	—		—	—		15,976	15,988

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the first quarter of fiscal 2021 and 2020, we recorded a gains (losses) of $309 and $(1,758), respectively, related to these investments.
(3) We estimate the fair value of our debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2020 are summarized as follows:

Contingent Consideration
Balance at March 31, 2020	$15,988
Additions	111
Payments	(21)
Currency translation adjustments	(102)
Balance at June 30, 2020	$15,976

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2020 and 2019 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$(6,813)	$(228,650)	$(235,463)
Other Comprehensive (Loss) Income before reclassifications	318	27,619	27,937
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(828)	—	(828)
Net current-period Other Comprehensive (Loss) Income	(510)	27,619	27,109
Balance at June 30, 2020	$(7,323)	$(201,031)	$(208,354)
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

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(4,204)	$(155,574)	$(159,778)
Other Comprehensive Income (Loss) before reclassifications	190	3,439	3,629
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(695)	—	(695)
Net current-period Other Comprehensive (Loss)	(505)	3,439	2,934
Balance at June 30, 2019	$(4,709)	$(152,135)	$(156,844)

(1) Amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2020 and 2019
(dollars in thousands, except as noted)

17. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $11,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $7,316 at June 30, 2020 and $7,084 at March 31, 2020.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding borrowings under the agreement totaled $8,210 (or €7,300) at June 30, 2020 and $8,072 (or €7,300) at March 31, 2020.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
18. COVID-19 Pandemic
The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of medical procedures and treatments and shelter-in-place orders or similar measures, have negatively affected and are expected to continue to negatively affect some of our operations, which may impact our financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand. To date, we do not believe that the COVID-19 pandemic has had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the pandemic, we have implemented several measures that we believe will help us to protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. For our employees, we allowed employees to work remotely when possible and have implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We suspended all non-essential travel and enacted a temporary hiring freeze on certain positions. To manage liquidity, we have suspended our stock repurchase program and deferred certain planned capital expenditures; however, we have continued to invest in expansion projects as planned. We do not believe that these actions will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
While we expect this situation to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 29, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 7, 2020

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2021 and fiscal 2020. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements, titled "Business Segment Information."
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services. During the first quarter of fiscal 2021, we experienced reduced demand for our products and services resulting from the reduction of deferrable surgical procedures and increased demand from our pharma Customers focused on vaccines and biologics, as a result of the COVID-19 pandemic. For more information on the COVID-19 pandemic please refer to the subsection below, titled "COVID-19 Pandemic".
Acquisitions and Divestitures. During the first quarter of fiscal 2020, we completed two tuck-in acquisitions which continued to expand our product offerings in the Healthcare segment. During the first quarter of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. The business generated annual revenues of approximately $5.0 million.

COVID-19 Pandemic. The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of medical procedures and treatments and shelter-in-place orders or similar measures, have negatively affected and are expected to continue to negatively affect some of our operations, which may impact our financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand. To date, we do not believe that the COVID-19 pandemic has had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the pandemic, we have implemented several measures that we believe will help us to protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. For our employees, we allowed employees to work remotely when possible and have implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We suspended all non-essential travel and enacted a temporary hiring freeze on certain positions. To manage liquidity, we have suspended our stock repurchase program and deferred certain planned capital expenditures; however, we have continued to invest in expansion projects as planned. We do not believe that these actions will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
While we expect this situation to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.
Highlights. Revenues for the first quarter of fiscal 2021 were $668.9 million, representing a decrease of 4.0% over the first quarter of fiscal 2020 revenues of $696.8 million. The decrease reflects a decline in the Healthcare segment and unfavorable fluctuations in currencies, which were partially offset by organic growth in the Life Sciences business segment. The decline in the Healthcare segment revenues was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Gross margin percentage for the first quarter of fiscal 2021 was 42.7%, compared to 43.9% for the first quarter of fiscal 2020. Unfavorable impacts from incremental costs associated with COVID-19 and a decline in productivity were partially offset by favorable fluctuations in currencies and favorable mix and other adjustments.
Operating income during the first quarter of fiscal 2021 was $114.0 million, compared to $110.1 million for the first quarter of fiscal 2020. The increase was primarily attributable to lower selling, general, and administrative (“SG&A”) expenses during the fiscal 2021 period, as certain expenses were suspended or reduced as a result of the COVID-19 pandemic.
Cash flows from operations were $134.1 million and free cash flow was $67.4 million in the first three months of fiscal 2021 compared to cash flows from operations of $109.3 million and free cash flow of $59.6 million in the first three months of fiscal 2020 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2021 increases in cash flows from operations and free cash flow were primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Our debt-to-total capital ratio was 23.3% at June 30, 2020 and 25.3% at March 31, 2020. During the first three months of fiscal 2021, we declared and paid quarterly cash dividends of $0.37 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2021 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$134,122	$109,337
Purchases of property, plant, equipment and intangibles, net	(66,861)	(49,794)
Proceeds from the sale of property, plant, equipment and intangibles	137	18
Free cash flow	$67,398	$59,561
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2021 compared with the same fiscal 2020 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three months ended June 30, 2020 to the revenues for the three months ended June 30, 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change	Percent Change

Total revenues	$668,932	$696,803	$(27,871)	(4.0)%

Revenues by type:
Service revenues	367,824	389,068	(21,244)	(5.5)%
Consumable revenues	142,596	160,111	(17,515)	(10.9)%
Capital equipment revenues	158,512	147,624	10,888	7.4%

Revenues by geography:
Ireland revenues	14,373	15,108	(735)	(4.9)%
United States revenues	491,708	511,152	(19,444)	(3.8)%
Other foreign revenues	162,851	170,543	(7,692)	(4.5)%
Revenues decreased 4.0%, to $668.9 million for the three months ended June 30, 2020, as compared to $696.8 million for the same period in the prior year. The decrease reflects declines in the Healthcare and Applied Sterilization Technologies segments and unfavorable fluctuations in currencies, which were partially offset by growth in the Life Sciences business segment. The declines in volume of the Healthcare and Applied Sterilization Technologies segments were primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic. The increase in volume of the Life Sciences segment reflects organic growth due to demand from our pharma Customers focused on vaccines and biologics.

Service revenues decreased 5.5% for the first three months of fiscal 2021, as compared to the same period in fiscal 2020, reflecting declines in the Healthcare and Applied Sterilization Technologies segments, which were partially offset by growth in the Life Sciences segment. Consumable revenues decreased by 10.9% for the first three months of fiscal 2021, as compared to the same period in fiscal 2020, reflecting decline in the Healthcare segment, which was partially offset by growth in the Life Sciences segment. Capital equipment revenues increased 7.4%, for the first three months of fiscal 2021, as compared to the same period in fiscal 2020, reflecting growth in the Healthcare segment, primarily due to the recognition of $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies") and organic growth in the Life Sciences segment.
Ireland revenues decreased 4.9% to $14.4 million for the three months ended June 30, 2020, as compared to $15.1 million for the same period in the prior year, reflecting declines in service and capital equipment revenues, which were partially offset by growth in consumable revenues.
United States revenues decreased 3.8%, to $491.7 million for the three months ended June 30, 2020, as compared to $511.2 million for the same period in the prior year, reflecting declines in service and consumable revenues, which were partially offset by growth in capital equipment revenues, primarily due to the recognition of $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Revenues from other foreign locations decreased 4.5%, to $162.9 million for the three months ended June 30, 2020, as compared to $170.5 million for the same period in the prior year, reflecting declines in Canada and in the Europe, Middle East & Africa ("EMEA") and Latin American regions, which were partially offset by growth in the Asia Pacific region.
Gross Profit. The following table compares our gross profit for the three months ended June 30, 2020 to the three months ended June 30, 2019:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$144,553	$146,776	$(2,223)	(1.5)%
Service	141,015	159,067	(18,052)	(11.3)%
Total gross profit	$285,568	$305,843	$(20,275)	(6.6)%
Gross profit percentage:
Product	48.0%	47.7%
Service	38.3%	40.9%
Total gross profit percentage	42.7%	43.9%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the first three months of fiscal 2021 was 42.7% compared to the gross profit percentage for the first three months of fiscal 2020 of 43.9%. Unfavorable impacts from incremental costs associated with COVID-19 (120 basis points), and decline in productivity (100 basis points) were partially offset by favorable fluctuations in currencies (10 basis point) and favorable mix and other adjustments (90 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2020 to the three months ended June 30, 2019:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$155,170	$178,781	$(23,611)	(13.2)%
Research and development	16,231	15,585	646	4.1%
Restructuring expenses	166	1,389	(1,223)	NM
Total operating expenses	$171,567	$195,755	$(24,188)	(12.4)%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 13.2% in the first three months of fiscal 2021 over the same period in fiscal 2020. Volume and performance driven employee compensation costs and travel and meeting costs have declined as a result of the COVID-19 pandemic and measures we have taken in response to it.
Research and Development. For the three month period ended June 30, 2020, research and development expenses increased 4.1% over the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2021, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Fiscal 2019 Restructuring Plan. Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $44.0 million related to these restructuring actions, of which $31.8 million was recorded as restructuring expenses and $12.2 million was recorded in cost of revenues, with a total of $33.8 million, $7.8 million and $0.7 million related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1.7 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations. For additional information on restructuring see Note 2 of our Consolidated Financial Statements, titled "Restructuring".
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$9,492	$10,445	$(953)
Interest (income) and miscellaneous expense	(2,289)	233	(2,522)
Non-operating expenses, net	$7,203	$10,678	$(3,475)
Interest expense decreased $1.0 million during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, due to lower interest rates on floating rate debt. Interest (income) and miscellaneous expense changed by $2.5 million, during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, primarily due to movement on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$18,674	$14,633	$4,041	27.6%
Effective income tax rate	17.5%	14.7%
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
The effective income tax rates for the three month periods ended June 30, 2020 and 2019 were 17.5% and 14.7%, respectively. The fiscal 2021 effective tax rate increased when compared to fiscal 2020, primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.

Business Segment Results of Operations. We operate and report in three reportable business segments: Healthcare, Applied Sterilization Technologies and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. COVID-19 incremental costs also have been excluded from segment operating income. These costs include payroll costs associated with employees paid but not working as a result of measures taken in response to the COVID-19 pandemic.
Prior to April 1, 2020, we operated and reported our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. The Healthcare Products and Healthcare Specialty Services segments were combined and are now reported as one segment, simply called Healthcare, consistent with the way management now operates and views the business. Prior periods have been recasted in the financial tables below for comparability.
Our Healthcare segment offers infection prevention and procedural solutions for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment. The segment also provides a range of specialty services for healthcare providers including hospital sterilization services and instrument and scope repairs.
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
Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.

The following tables compares business segment revenues, segment operating income and total operating income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Revenues:
Healthcare	$399,658	$445,732
Applied Sterilization Technologies	152,362	154,286
Life Sciences	116,912	96,785
Total revenues	$668,932	$696,803
Operating income (loss):
Healthcare	$82,357	$90,515
Applied Sterilization Technologies	63,955	68,035
Life Sciences	48,461	33,039
Corporate	(52,367)	(55,397)
Total operating income before adjustments	$142,406	$136,192
Less: Adjustments
Amortization of acquired intangible assets (1)	$17,500	$16,949
Acquisition and integration related charges (2)	1,286	1,917
Redomiciliation and tax restructuring costs (3)	170	1,770
Net loss on divestiture of businesses (1)	10	2,426
Amortization of property "step up" to fair value (1)	603	735
COVID-19 incremental costs (4)	8,670	—
Restructuring charges (5)	166	2,307
Total operating income	$114,001	$110,088
(1) For more information regarding our recent acquisitions and divestitures refer to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to Note 2 of our consolidated financial statements titled, "Restructuring".

Healthcare revenues decreased 10.3% to $399.7 million for the three months ended June 30, 2020, as compared to $445.7 million for the same prior year period. This decrease reflects declines in consumable and service revenues of 27.8% and 10.0%, respectively, which were partially offset by a 6.0% increase in capital equipment revenue. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies"). The fiscal 2021 decrease reflects lower volumes and unfavorable fluctuations in currencies, which were partially offset by impact from our recent acquisitions. The decline in volume was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic. At June 30, 2020, the Healthcare segment’s backlog amounted to $164.2 million, a decrease of 12.3% compared to the backlog of $187.2 million at June 30, 2019. This decrease was primarily related to the recognition of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Applied Sterilization Technologies segment revenues decreased 1.2% to $152.4 million for the quarter ended June 30, 2020, as compared to $154.3 million for the same prior year period. The fiscal 2021 decrease reflects unfavorable fluctuations in currencies and flat volume as increased demand for personal protective equipment offset the impact of reduced volumes from the segment’s core medical device Customers.

Life Sciences revenues increased 20.8% to $116.9 million for the first three months ended June 30, 2020, as compared to $96.8 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 33.6%, 13.7% and 6.4%, respectively. The fiscal 2021 increase reflects organic growth due to demand from our pharma Customers focused on vaccines and biologics, which was partially offset by unfavorable fluctuations in currencies. At June 30, 2020, the Life Sciences segment’s backlog amounted to $67.7 million, an increase of 15.1% compared to the backlog of $58.9 million at June 30, 2019.
The Healthcare segment’s operating income decreased $8.2 million to $82.4 million for the first three months of fiscal 2021, as compared to $90.5 million for the same prior year period, primarily due to decreased volumes. The segment's operating margins were 20.6% and 20.3% for the first three months of fiscal 2021 and 2020, respectively. The segment's operating margin improvement was primarily due to reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic. Employee compensation allocated to the Healthcare segment was also reduced due to lower volumes and measures taken in response to the COVID-19 pandemic.
The Applied Sterilization Technologies segment's operating income decreased $4.1 million to $64.0 million for the first three months of fiscal 2021, as compared to $68.0 million for the same prior year period. The segment’s operating margins were 42.0% and 44.1% for the first three months of fiscal 2021 and fiscal 2020, respectively. These decreases in the fiscal 2021 period were primarily due to Customer product mix.
The Life Sciences segment’s operating income increased $15.4 million to $48.5 million for the first three months of fiscal 2021, as compared to $33.0 million for the same prior year period. The segment’s operating margins were 41.5% and 34.1% for the first three months of fiscal 2021 and fiscal 2020, respectively. These increases in the fiscal 2021 period were primarily due to increased volumes.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$134,122	$109,337
Net cash (used in) investing activities	$(66,724)	$(84,307)
Net cash (used in) provided by financing activities	$(134,000)	$(7,607)
Debt-to-total capital ratio	23.3%	27.2%
Free cash flow	$67,398	$59,561
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $134.1 million for the first three months of fiscal 2021 and $109.3 million for the first three months of fiscal 2020. The increase in cash from operations was primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $66.7 million for the first three months of fiscal 2021 and $84.3 million for the first three months of fiscal 2020. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2021 and fiscal 2020:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $66.9 million for the first three months of fiscal 2021 and $49.8 million during the same prior year period. The increase was primarily due to expansion projects in the Applied Sterilization Technologies segment.

•
Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2020, we used $35.0 million million for the purchase of businesses. For more information on our acquisitions, refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $134.0 million for the first three months of fiscal 2021 compared with net cash used in financing activities of $7.6 million for the first three months of fiscal 2020. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2021 and fiscal 2020:

•
Proceeds (payments) under credit facility, net – Net payments under credit facilities totaled $95.8 million in the first three months of fiscal 2021, compared to net proceeds under credit facilities of $27.9 million in the first three months of fiscal 2020.

•
Repurchases of ordinary shares – During the first three months of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first three months of fiscal 2021, we obtained 63,150 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.2 million. During the first three months of fiscal 2020, we purchased 52,000 of our ordinary shares in the aggregate amount of $7.5 million. During the first three months of fiscal 2020, we obtained 66,745 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.4 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.

•
Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2021, we paid total cash dividends of $31.5 million, or $0.37 per outstanding share. During the first three months of fiscal 2020, we paid total cash dividends of $28.8 million, or $0.34 per outstanding share.

•	Contributions from noncontrolling interest – During the first three months of fiscal 2021, we received contributions from noncontrolling interest holders of $2.3 million.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2021 and fiscal 2020, we received cash proceeds totaling $5.4 million and $9.9 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $67.4 million in the first three months of fiscal 2021 compared to $59.6 million in the first three months of fiscal 2020 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow was primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Our debt-to-total capital ratio was 23.3% at June 30, 2020 and 27.2% at June 30, 2019.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020. Our commercial commitments were approximately $83.5 million at June 30, 2020, reflecting a net increase of $3.2 million in surety bonds and other commercial commitments from March 31, 2020. We had $180.6 million of outstanding borrowings under the Credit Agreement as of June 30, 2020. We had $8.4 million of letters of credit outstanding under the Credit Agreement at June 30, 2020.
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
Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2020.
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 29, 2020. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the Redomiciliation transaction, (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (e) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (f) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (g) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (h) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (i) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (j) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (k) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Form 10-K for the year ended March 31, 2020, filed with the SEC on May 29, 2020, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (n) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the targeted restructuring plan will not be realized or will be other than anticipated, and (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020. Our exposures to market risks have not changed materially since March 31, 2020.

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2021, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2021. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of June 30, 2020, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During the first three months of fiscal 2021 through April 9, 2020, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5.0 million (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2021, we obtained 63,150 of our ordinary shares in the aggregate amount of $9.2 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2021 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans		(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	35,000		$144.21		35,000	(1)	$333,932	(1)
May 1-31	—		—		—		—
June 1-30	—		—		—		—
Total	35,000	(2)	$144.21	(2)	35,000		$333,932
(1) See narrative above for details regarding the share repurchase program.
(2) Does not include 9 shares purchased during the quarter at an average price of $151.16 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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
August 7, 2020