Form 10-Q
period 2020-09-30
STERIS plc
filed 2020-11-06
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” and Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of October 30, 2020: 85,324,006

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,028	$319,581
Accounts receivable (net of allowances of $10,276 and $12,051 respectively)	503,724	586,481
Inventories, net	278,593	248,259
Prepaid expenses and other current assets	55,965	54,430
Total current assets	1,150,310	1,208,751
Property, plant, and equipment, net	1,176,066	1,111,855
Lease right-of-use assets, net	143,041	131,837
Goodwill	2,417,956	2,356,085
Intangibles, net	550,022	565,473
Other assets	55,172	51,581
Total assets	$5,492,567	$5,425,582
Liabilities and equity
Current liabilities:
Accounts payable	$124,944	$149,341
Accrued income taxes	15,831	14,013
Accrued payroll and other related liabilities	114,781	128,261
Lease obligations due within one year	20,971	19,809
Accrued expenses and other	158,891	192,183
Total current liabilities	435,418	503,607
Long-term indebtedness	1,020,554	1,150,521
Deferred income taxes, net	164,727	160,270
Long-term lease obligations	124,337	114,114
Other liabilities	85,076	90,346
Total liabilities	$1,830,112	$2,018,858
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 85,251 and 84,924 ordinary shares issued and outstanding, respectively	1,990,880	1,982,164
Retained earnings	1,786,878	1,647,175
Accumulated other comprehensive loss	(130,613)	(235,463)
Total shareholders’ equity	3,647,145	3,393,876
Noncontrolling interests	15,310	12,848
Total equity	3,662,455	3,406,724
Total liabilities and equity	$5,492,567	$5,425,582

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product	$339,504	$337,666	$640,612	$645,401
Service	416,628	399,174	784,452	788,242
Total revenues	756,132	736,840	1,425,064	1,433,643
Cost of revenues:
Product	175,798	183,600	332,353	344,559
Service	250,297	234,573	477,106	464,574
Total cost of revenues	426,095	418,173	809,459	809,133
Gross profit	330,037	318,667	615,605	624,510
Operating expenses:
Selling, general, and administrative	172,707	175,959	327,877	354,740
Research and development	16,143	16,249	32,374	31,834
Restructuring expenses	(76)	(274)	90	1,115
Total operating expenses	188,774	191,934	360,341	387,689
Income from operations	141,263	126,733	255,264	236,821
Non-operating expenses, net:
Interest expense	8,665	10,444	18,157	20,889
Interest (income) and miscellaneous expense	(1,188)	(1,018)	(3,477)	(785)
Total non-operating expenses, net	7,477	9,426	14,680	20,104
Income before income tax expense	133,786	117,307	240,584	216,717
Income tax expense	27,778	22,165	46,452	36,798
Net income	106,008	95,142	194,132	179,919
Less: Net income attributable to noncontrolling interests	150	373	84	560
Net income attributable to shareholders	$105,858	$94,769	$194,048	$179,359

Net income per share attributed to shareholders
Basic	$1.24	$1.12	$2.28	$2.12
Diluted	$1.23	$1.11	$2.26	$2.09
Cash dividends declared per share ordinary outstanding	$0.40	$0.37	$0.77	$0.71

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$106,008	$95,142	$194,132	$179,919
Less: Net income attributable to noncontrolling interests	150	373	84	560
Net income attributable to shareholders	105,858	94,769	194,048	179,359

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $173, $171, $347 and $341, respectively)	(510)	(506)	(1,020)	(1,011)
Change in cumulative currency translation adjustment	78,251	(68,367)	105,870	(64,928)
Total other comprehensive income (loss)	77,741	(68,873)	104,850	(65,939)
Comprehensive income	$183,599	$25,896	$298,898	$113,420

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2020	2019
Operating activities:
Net income	$194,132	$179,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	103,372	96,736
Deferred income taxes	1,101	(766)
Share-based compensation expense	13,901	13,276
Loss on the disposal of property, plant, equipment, and intangibles, net	178	45
Loss on sale of businesses, net	5	2,476
Other items	5,460	939
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	88,134	54,547
Inventories, net	(25,266)	(26,328)
Other current assets	(355)	2,885
Accounts payable	(27,545)	(19,059)
Accruals and other, net	(57,044)	(44,670)
Net cash provided by operating activities	296,073	260,000
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(110,746)	(98,168)
Proceeds from the sale of property, plant, equipment and intangibles	275	206
Proceeds from the sale of businesses	—	439
Acquisition of businesses, net of cash acquired	—	(87,935)
Other	(2,392)	—
Net cash used in investing activities	(112,863)	(185,458)
Financing activities:
Payments on long-term obligations	(35,000)	—
Proceeds (payments) under credit facilities, net	(107,162)	13,240
Deferred financing fees and debt issuance costs	—	(1,206)
Acquisition related deferred or contingent consideration	(42)	(452)
Repurchases of ordinary shares	(14,434)	(37,866)
Cash dividends paid to ordinary shareholders	(65,560)	(60,220)
Contributions from noncontrolling interest	2,258	—
Stock option and other equity transactions, net	20,621	22,975
Net cash used in financing activities	(199,319)	(63,529)
Effect of exchange rate changes on cash and cash equivalents	8,556	(6,110)
Increase (decrease) in cash and cash equivalents	(7,553)	4,903
Cash and cash equivalents at beginning of period	319,581	220,633
Cash and cash equivalents at end of period	$312,028	$225,536
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2020	85,060	$1,983,047	$1,699,971	$(208,354)	$15,049	$3,489,713
Comprehensive income:
Net income	—	—	105,858	—	150	106,008
Other comprehensive income	—	—	—	77,741	—	77,741
Repurchases of ordinary shares	(13)	(15,276)	15,138	—	—	(138)
Equity compensation programs and other	204	23,109	—	—	—	23,109
Cash dividends – $0.40 per ordinary share	—	—	(34,089)	—	—	(34,089)
Other changes in noncontrolling interest	—	—	—	—	111	111
Balance at September 30, 2020	85,251	$1,990,880	$1,786,878	$(130,613)	$15,310	$3,662,455

	Six Months Ended September 30, 2020
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	$1,982,164	$1,647,175	$(235,463)	$12,848	$3,406,724
Comprehensive income:
Net income	—	—	194,048	—	84	194,132
Other comprehensive income	—	—	—	104,850	—	104,850
Repurchases of ordinary shares	(111)	(25,649)	11,215	—	—	(14,434)
Equity compensation programs and other	438	34,365	—	—	—	34,365
Cash dividends – $0.77 per ordinary share	—	—	(65,560)	—	—	(65,560)
Contributions from noncontrolling interest	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	120	120
Balance at September 30, 2020	85,251	$1,990,880	$1,786,878	$(130,613)	$15,310	$3,662,455

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2019	84,754	$1,996,354	$1,397,390	$(156,844)	$8,102	$3,245,002
Comprehensive income:
Net income	—	—	94,769	—	373	95,142
Other comprehensive income	—	—	—	(68,873)	—	(68,873)
Repurchases of ordinary shares	(152)	(34,944)	11,963	—	—	(22,981)
Equity compensation programs and other	195	20,250	—	—	—	20,250
Cash dividends $0.37 per ordinary share	—	—	(31,397)	—	—	(31,397)
Other changes in noncontrolling interest	—	—	—	—	502	502
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645

	Six Months Ended September 30, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	$1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	179,359	—	560	179,919
Other comprehensive income	—	—	—	(65,939)	—	(65,939)
Repurchases of ordinary shares	(279)	(52,428)	14,562	—	—	(37,866)
Equity compensation programs and other	559	35,524	—	—	—	35,524
Cash dividends – $0.71 per ordinary share	—	—	(60,220)	—	—	(60,220)
Other changes in noncontrolling interest	—	—	—	—	429	429
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2020 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2021.
Revenue Recognition and Associated Liabilities
We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018. At the time of adoption, certain of our capital equipment contracts were comprised of a single integrated performance obligation, which resulted in the deferral of the corresponding capital equipment revenue and cost of revenues until installation was complete. Since the adoption of the standard, there have been changes made in our selling philosophy, product architecture, and manufacturing processes with respect to this product line, that impact whether the promises to transfer the individual goods or services to the Customer are separately identifiable from other promises in the contract. After review of these changes, we have concluded that these contracts consist of multiple performance obligations that are capable of being distinct and meet the criteria for revenue to be recognized when the Customer obtains control of the asset, which is upon delivery of each performance obligation. Revenues and costs of revenues related to these

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

contracts totaling $14,609 and $7,560, respectively, that had previously been deferred were recognized in our fiscal 2021 first quarter.
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2020, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

We also offer preventive maintenance and separately priced extended warranty agreements to our Customers, which require us to maintain and repair our products over the duration of the contract. Generally, these contract terms are cancellable without penalty and range from one to five years. Amounts received under these Customer contracts are initially recorded as a service liability and are recognized as service revenue ratably over the contract term using a time-based input measure.
Within our Applied Sterilization Technologies segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement and revenues are generally recognized upon completion of the service.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2021, $36,768 of the March 31, 2020 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2020, $42,923 of the March 31, 2019 deferred revenue balance was recorded as revenue.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2020, the transaction price allocated to remaining performance obligations was approximately $971,000. We expect to recognize approximately 49% of the transaction price within one year and approximately 45% beyond one year. The remainder has yet to be scheduled for delivery.
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
For the Three and Six Months Ended September 30, 2020 and 2019
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
For the Three and Six Months Ended September 30, 2020 and 2019
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43,941 related to these restructuring actions, of which $31,750 was recorded as restructuring expenses and $12,191 was recorded in cost of revenues, with a total of $34,116, $7,474 and $668 related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1,683. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The remaining liability balances at September 30, 2020 and March 31, 2020 are not material.
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

	September 30, 2020	March 31, 2020
Raw materials	$101,608	$94,321
Work in process	40,617	35,643
Finished goods	172,483	151,381
LIFO reserve	(18,752)	(16,937)
Reserve for excess and obsolete inventory	(17,363)	(16,149)
Inventories, net	$278,593	$248,259

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2020	March 31, 2020
Land and land improvements (1)	$67,407	$65,994
Buildings and leasehold improvements	546,273	531,267
Machinery and equipment	722,017	682,488
Information systems	182,104	181,112
Radioisotope	547,395	508,593
Construction in progress (1)	196,016	159,731
Total property, plant, and equipment	2,261,212	2,129,185
Less: accumulated depreciation and depletion	(1,085,146)	(1,017,330)
Property, plant, and equipment, net	$1,176,066	$1,111,855
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	September 30, 2020	March 31, 2020
Credit Agreement	$170,280	$275,449
Private Placement	853,310	878,409
Deferred financing costs	(3,036)	(3,337)
Total long term debt	$1,020,554	$1,150,521
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2020	March 31, 2020
Accrued payroll and other related liabilities:
Compensation and related items	$50,424	$42,205
Accrued vacation/paid time off	14,227	9,917
Accrued bonuses	34,307	53,041
Accrued employee commissions	12,012	19,298
Other postretirement benefit obligations-current portion	1,488	1,488
Other employee benefit plans obligations-current portion	2,323	2,312
Total accrued payroll and other related liabilities	$114,781	$128,261
Accrued expenses and other:
Deferred revenues	$35,035	$53,299
Service liabilities	39,840	47,505
Self-insured risk reserves-current portion	7,773	7,342
Accrued dealer commissions	20,913	15,827
Accrued warranty	6,951	7,381
Asset retirement obligation-current portion	1,184	2,671
Other	47,195	58,158
Total accrued expenses and other	$158,891	$192,183
Other liabilities:
Self-insured risk reserves-long-term portion	$17,452	$17,452
Other postretirement benefit obligations-long-term portion	8,861	9,880
Defined benefit pension plans obligations-long-term portion	10,760	10,987
Other employee benefit plans obligations-long-term portion	2,266	2,333
Accrued long-term income taxes	10,841	11,959
Asset retirement obligation-long-term portion	11,560	9,843
Other	23,336	27,892
Total other liabilities	$85,076	$90,346
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
The effective income tax rates for the three month periods ended September 30, 2020 and 2019 were 20.8% and 18.9%, respectively. The effective income tax rates for the six month periods ended September 30, 2020 and 2019 were 19.3% and 17.0%, respectively. The fiscal 2021 effective tax rate increased when compared to fiscal 2020 primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
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
In May 2019, we received two notices of proposed tax adjustment from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt. The notices relate to fiscal years 2016 and 2017. In September 2019, we received another notice of proposed adjustment for the same issue, for the 2018 fiscal year. The IRS adjustments would result in a cumulative tax liability of approximately $40,000. Notices have not been received for subsequent periods. We are contesting the IRS’s assertions, and are scheduled for an initial appeals proceeding later in the 2021 fiscal year. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
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
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Prior to April 1, 2020, we operated and reported our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. The Healthcare Products and Healthcare Specialty Services segments were combined and are now reported as one segment, simply called Healthcare, consistent with the way management now operates and views the business. Prior periods have been recast in the financial tables below for comparability.
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
For the three and six months ended September 30, 2020, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Healthcare	$470,927	$485,283	$870,585	$931,015
Applied Sterilization Technologies	169,547	152,907	321,909	307,193
Life Sciences	115,658	98,650	232,570	195,435
Total revenues	$756,132	$736,840	$1,425,064	$1,433,643
Operating income (loss):
Healthcare	$104,796	$103,035	$187,153	$193,550
Applied Sterilization Technologies	76,835	65,386	140,790	133,421
Life Sciences	46,433	32,315	94,894	65,354
Corporate	(58,155)	(50,956)	(110,522)	(106,353)
Total operating income before adjustments	$169,909	$149,780	$312,315	$285,972
Less: Adjustments
Amortization of acquired intangible assets (1)	$21,955	$18,952	$39,455	$35,901
Acquisition and integration related charges (2)	1,135	1,947	2,421	3,864
Redomiciliation and tax restructuring costs (3)	384	1,016	554	2,786
Net (gain) loss on divestiture of businesses (1)	(5)	50	5	2,476
Amortization of property "step up" to fair value (1)	714	446	1,317	1,181
COVID-19 incremental costs (4)	4,539	—	13,209	—
Restructuring charges (5)	(76)	636	90	2,943
Total operating income	$141,263	$126,733	$255,264	$236,821

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

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
(5) For more information regarding our restructuring efforts refer to Note 2 titled, "Restructuring".

Additional information regarding our fiscal 2021 and fiscal 2020 revenue is disclosed in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Healthcare:
Capital equipment	$131,673	$152,631	$259,755	273,486
Consumables	122,797	116,033	206,551	232,115
Service	216,457	216,619	404,279	425,414
Total Healthcare Revenues	$470,927	$485,283	$870,585	$931,015
Applied Sterilization Technologies Service Revenues	$169,547	$152,907	$321,909	$307,193
Life Sciences:
Capital equipment	$29,241	$26,462	$59,671	$53,231
Consumables	55,793	42,540	114,635	86,569
Service	30,624	29,648	58,264	55,635
Total Life Sciences Revenues	$115,658	$98,650	$232,570	$195,435
Total Revenues	$756,132	$736,840	$1,425,064	$1,433,643

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Ireland	$17,090	$15,171	$31,463	$30,279
United States	549,449	538,101	1,041,157	1,049,253
Other locations	189,593	183,568	352,444	354,111
Total Revenues	$756,132	$736,840	$1,425,064	$1,433,643
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

	September 30, 2020	March 31, 2020
Assets:
Healthcare and Life Sciences	$2,642,515	$2,705,377
Applied Sterilization Technologies	2,850,052	2,720,205
Total assets	$5,492,567	$5,425,582

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2020	2019	2020	2019
Weighted average shares outstanding—basic	85,170	84,795	85,065	84,716
Dilutive effect of share equivalents	674	900	695	914
Weighted average shares outstanding and share equivalents—diluted	85,844	85,695	85,760	85,630
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2020	2019	2020	2019
Number of share options	503	341	416	231
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of September 30, 2020, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
From the start of fiscal 2021 through April 9, 2020, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations. During the first six months of fiscal 2020, we repurchased 205,059 of our ordinary shares for the aggregate amount of $30,000 (net of fees and commissions) pursuant to the authorizations.
During the first six months of fiscal 2021 we obtained 76,286 of our ordinary shares in the aggregate amount of $9,386 in connection with share based compensation award programs. During the first six months of fiscal 2020, we obtained 73,914 of our ordinary shares in the aggregate amount of $7,955 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Board of Directors or the Compensation and Organizational Development Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of September 30, 2020, 3,568,985 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first six months of fiscal 2021 and 2020:

	Fiscal 2021	Fiscal 2020
Risk-free interest rate	0.46%	2.26%
Expected life of options	6.0 years	6.2 years
Expected dividend yield of stock	0.96%	1.22%
Expected volatility of stock	23.04%	20.27%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,796,126	$91.29
Granted	288,936	181.33
Exercised	(292,199)	71.96
Forfeited	(32,002)	121.80
Outstanding at September 30, 2020	1,760,861	$108.72	7.0 years	$120,484
Exercisable at September 30, 2020	988,477	$80.98	5.7 years	$94,113
We estimate that 749,747 of the non-vested stock options outstanding at September 30, 2020 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $176.19 closing price of our ordinary shares on September 30, 2020 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2021 and fiscal 2020 was $25,244 and $35,886, respectively. Net cash proceeds from the exercise of stock options were $20,600 and $22,371 for the first six months of fiscal 2021 and fiscal 2020, respectively.
The weighted average grant date fair value of stock option grants was $27.66 and $23.52 for the first six months of fiscal 2021 and fiscal 2020, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2020 and 2019 was $448 and $587, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2020	575,830	30,894	$98.07
Granted	137,385	14,124	164.45
Vested	(156,390)	(16,150)	84.64
Forfeited	(15,430)	—	102.07
Non-vested at September 30, 2020	541,395	28,868	$119.72
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2021 at the time of grant was $14,604.
As of September 30, 2020, there was a total of $57,787 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.3 years.
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
Changes in our warranty liability during the first six months of fiscal 2021 were as follows:

Warranties
Balance, March 31, 2020	$7,381
Warranties issued during the period	4,866
Settlements made during the period	(5,296)
Balance, September 30, 2020	$6,951
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the second quarter

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

of fiscal 2021, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2021. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2020, we held foreign currency forward contracts to buy 69.9 million Mexican pesos and 4.5 million Canadian dollars; and to sell 8.0 million euros. At September 30, 2020 we held commodity swap contracts to buy 357.6 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020
Prepaid & Other	$538	$124	$—	$—
Accrued expenses and other	$—	$—	$609	$912
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Selling, general and administrative	$(223)	$299	$(80)	$705
Commodity swap contracts	Cost of revenues	$386	$796	$751	$669
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $48,753 at September 30, 2020. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2020 and March 31, 2020:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$312,028	$319,581	$312,028	$319,581	$—	$—	$—	$—
Forward and swap contracts (1)	538	124	—	—	538	124	—	—
Equity investments(2)	9,868	9,624	9,868	9,624	—	—	—	—
Other investments	2,654	2,507	2,654	2,507	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$609	$912	$—	$—	$609	$912	$—	$—
Deferred compensation plans (2)	1,662	1,475	1,662	1,475	—	—	—	—
Long term debt (3)	1,020,554	1,150,521	—	—	1,081,626	1,143,978	—	—
Contingent consideration obligations (4)	16,364	15,988	—	—	—	—	16,364	15,988
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the second quarter and first half of fiscal 2021, we recorded losses of $384 and $74, respectively, related to these investments. During the second quarter and first half of fiscal 2020, we recorded losses of $721 and $2,479, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2020 are summarized as follows:

Contingent Consideration
Balance at March 31, 2020	$15,988
Additions	538
Payments	(42)
Currency translation adjustments	(120)
Balance at September 30, 2020	$16,364

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended September 30, 2020 and 2019 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(7,323)	$(6,813)	$(201,031)	$(228,650)	$(208,354)	$(235,463)
Other Comprehensive Income before reclassifications	324	648	78,251	105,870	78,575	106,518
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(834)	(1,668)	—	—	(834)	(1,668)
Net current-period Other Comprehensive (Loss) Income	(510)	(1,020)	78,251	105,870	77,741	104,850
Balance at September 30, 2020	$(7,833)	$(7,833)	$(122,780)	$(122,780)	$(130,613)	$(130,613)
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

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(4,709)	$(4,204)	$(152,135)	$(155,574)	$(156,844)	$(159,778)
Other Comprehensive Income (Loss) before reclassifications	189	379	(68,367)	(64,928)	(68,178)	(64,549)
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(695)	(1,390)	—	—	(695)	(1,390)
Net current-period Other Comprehensive (Loss)	(506)	(1,011)	(68,367)	(64,928)	(68,873)	(65,939)
Balance at September 30, 2019	$(5,215)	$(5,215)	$(220,502)	$(220,502)	$(225,717)	$(225,717)
1) The amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

17. Business Acquisitions and Divestitures
During the first six months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $88,829, net of cash acquired and including deferred consideration of $894. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and amounts are not material.
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
18. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $11,000 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $9,864 at September 30, 2020 and $7,084 at March 31, 2020.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding borrowings under the agreement totaled $8,545 (or €7,300) at September 30, 2020 and $8,072 (or €7,300) at March 31, 2020.
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
While we have been impacted and expect this situation to continue to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollars in thousands, except as noted)

20. Subsequent Events
On October 2, 2020, we entered into a purchase agreement to acquire all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a portfolio company of Water Street Healthcare Partners, LLC and is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is expected to be integrated into our Healthcare segment. We anticipate that the acquisition will be completed before December 31, 2020.
The purchase price is $850,000 in cash, or approximately $810,000 net of tax benefits, and is subject to customary adjustments. We are not assuming any pre-existing debt, and intend to fund the purchase through a combination of debt and cash on hand. On October 2, 2020, we entered into a financing commitment with several lenders providing for the establishment of a new senior unsecured three year term loan credit facility to be effective upon closing of the acquisition in the amount of $550,000 to partially fund the acquisition.
As a result of limited access to the information required to prepare the initial accounting, we are unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Form 10-Q filing.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2020, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and six- month periods ended September 30, 2020 and 2019 and the consolidated statement of cash flows for the six- month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2020

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:
•what factors affect our business;
•what our earnings and costs were in each period presented;
•why those earnings and costs were different from prior periods;
•where our earnings came from;
•how this affects our overall financial condition;
•what our expenditures for capital projects were; and
•where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchases of shares, cash dividends and future working capital needs.
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2021 and fiscal 2020. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
Financial Measures
In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We sometimes use the following financial measures in the context of this report: backlog; debt-to-total capital; and days sales outstanding. We define these financial measures as follows:
•Backlog – We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.
•Debt-to-total capital – We define debt-to-total capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.
•Days sales outstanding (“DSO”) – We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarters’ revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.
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
Revenues – Defined
As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:
•Revenues – Our revenues are presented net of sales returns and allowances.
•Product Revenues – We define product revenues as revenues generated from sales of consumable and capital equipment products.
•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes: steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, pure steam/water systems, surgical lights and tables, and integrated OR.
•Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes dedicated consumables including V-PRO, SYSTEM 1 and 1E consumables, gastrointestinal endoscopy accessories, sterility assurance products, barrier protection solutions, cleaning consumables, and surgical instruments.
•Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services. During the first half of fiscal 2021, we experienced reduced demand for certain products and services resulting from the reduction of deferrable surgical procedures and increased demand for other products from our pharma Customers focused on vaccines and biologics, as a result of the COVID-19 pandemic. For more information on the COVID-19 pandemic please refer to the subsection below, titled "COVID-19 Pandemic".
Acquisitions and Divestitures. On October 2, 2020, we entered into a purchase agreement to acquire all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a portfolio company of Water Street Healthcare Partners, LLC and is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is expected to be integrated into our Healthcare segment. We anticipate that the acquisition will be completed before December 31, 2020.
The purchase price is $850.0 million in cash, or approximately $810.0 million net of tax benefits, and is subject to customary adjustments. We are not assuming any pre-existing debt, and intend to fund the purchase through a combination of debt and cash on hand. On October 2, 2020, we entered into a financing commitment with several lenders providing for the establishment of a new senior unsecured three year term loan credit facility to be effective upon closing of the acquisition in the amount of $550.0 million to partially fund the acquisition.
During the first half of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product offerings in the Healthcare and Applied Sterilization Technologies segments. During the first half of fiscal 2020, we sold the operations of our Healthcare Specialty Services business that were located in China. The business generated annual revenues of approximately $5.0 million.

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
While we have been impacted and expect this situation to continue to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.
Highlights. Revenues increased 2.6%, to $756.1 million for the three months ended September 30, 2020, as compared to $736.8 million for the same period in the prior year. The increase reflects organic revenue growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to volume as procedure volumes rebounded during our second fiscal quarter. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to a decrease in capital equipment revenues resulting from reduced capital spending in response to the uncertainty surrounding the COVID-19 pandemic, which was partially offset by growth in consumable revenues as procedure volumes rebounded during our second fiscal quarter. Revenues decreased 0.6%, to $1,425.1 million for the six months ended September 30, 2020, as compared to $1,433.6 million for the same period in the prior year and reflects a decline in the Healthcare segment, which was partially offset by organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies. The decline in the Healthcare segment was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic, primarily during our first fiscal quarter. Growth in the Applied Sterilization Technologies segment was primarily due to higher volumes. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Gross profit percentage for the second quarter of fiscal 2021 was 43.6% compared to the gross profit percentage for the second quarter of fiscal 2020 of 43.2%. The favorable impacts of pricing, favorable mix and improved productivity, were partially offset by incremental costs associated with COVID-19. Gross profit percentage for the first half of fiscal 2021 was 43.2% compared to the gross profit percentage for the first half of fiscal 2020 of 43.6%. The unfavorable impacts of incremental costs associated with COVID-19 and a decline in productivity, exceeded the benefits of favorable pricing and favorable mix.
Operating income for the second quarter of fiscal 2021 was $141.3 million, compared to $126.7 million for second quarter of fiscal 2020. Operating income during the first half of fiscal 2021 was $255.3 million, compared to $236.8 million for the first half of fiscal 2020. These increases were primarily attributable to lower selling, general, and administrative (“SG&A”) expenses during the fiscal 2021 periods, as certain expenses were suspended or reduced as a result of the COVID-19 pandemic and an increase in volumes over the prior year for the quarter to date period.
Cash flows from operations were $296.1 million and free cash flow was $185.6 million in the first half of fiscal 2021 compared to cash flows from operations of $260.0 million and free cash flow of $162.0 million for first half of fiscal 2020 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2021 increases in cash flows from operations and free cash flow were primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Our debt-to-total capital ratio was 21.9% at September 30, 2020 and 25.3% at March 31, 2020. During the first half of fiscal 2021, we declared and paid quarterly cash dividends of $0.77 per ordinary share.

Additional information regarding our financial performance during the second quarter and first half of fiscal 2021 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$296,073	$260,000
Purchases of property, plant, equipment and intangibles, net	(110,746)	(98,168)
Proceeds from the sale of property, plant, equipment and intangibles	275	206
Free cash flow	$185,602	$162,038
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2021 compared with the same fiscal 2020 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2020 to the revenues for the three and six months ended September 30, 2019:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change	Percent Change

Total revenues	$756,132	$736,840	$19,292	2.6%

Revenues by type:
Service revenues	416,628	399,174	17,454	4.4%
Consumable revenues	178,590	158,573	20,017	12.6%
Capital equipment revenues	160,914	179,093	(18,179)	(10.2)%

Revenues by geography:
Ireland revenues	17,090	15,171	1,919	12.6%
United States revenues	549,449	538,101	11,348	2.1%
Other foreign revenues	189,593	183,568	6,025	3.3%
Revenues increased 2.6%, to $756.1 million for the three months ended September 30, 2020, as compared to $736.8 million for the same period in the prior year. This increase reflects organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to volume as procedure volumes rebounded during our second fiscal quarter. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to a decrease in capital equipment revenues resulting from reduced capital spending in response to the uncertainty surrounding the COVID-19 pandemic, which was partially offset by growth in consumable revenues as procedure volumes rebounded during our second fiscal quarter.
Service revenues increased 4.4% for the three months ended September 30, 2020, as compared to the same period in the prior year, reflecting growth in the Applied Sterilization Technologies and Life Sciences business segments, partially offset by a slight decline in the Healthcare segment. Consumable revenues increased by 12.6% for the three months ended September 30, 2020, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 10.2%, for the three months ended September 30, 2020, as compared to the same period in the prior year, reflecting decline in the Healthcare segment, which was partially offset by growth in the Life Sciences segment. The decline in the Healthcare segment was primarily due to reduced capital spending in response to the uncertainty surrounding the COVID-19 pandemic.
Ireland revenues increased 12.6% to $17.1 million for the three months ended September 30, 2020, as compared to $15.2 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
United States revenues increased 2.1%, to $549.4 million for the three months ended September 30, 2020, as compared to $538.1 million for the same period in the prior year, reflecting growth in service and consumable revenues, which were partially offset by decline in capital equipment revenues.
Revenues from other foreign locations, increased 3.3%, to $189.6 million for the three months ended September 30, 2020, as compared to $183.6 million for the same period in the prior year. Growth within Canada and the Europe, Middle East & Africa ("EMEA") and Asia Pacific regions was partially offset by a decline in the Latin American region.

	Six Months Ended September 30,
(dollars in thousands)	2020	2019	Change	Percent Change

Total revenues	$1,425,064	$1,433,643	$(8,579)	(0.6)%

Revenues by type:
Service revenues	784,452	788,242	(3,790)	(0.5)%
Consumable revenues	321,186	318,684	2,502	0.8%
Capital equipment revenues	319,426	326,717	(7,291)	(2.2)%

Revenues by geography:
Ireland revenues	31,463	30,279	1,184	3.9%
United States revenues	1,041,157	1,049,253	(8,096)	(0.8)%
Other foreign revenues	352,444	354,111	(1,667)	(0.5)%
Revenues decreased 0.6%, to $1,425.1 million for the six months ended September 30, 2020, as compared to $1,433.6 million for the same period in the prior year. The decrease reflects a decline in the Healthcare segment which was partially offset by organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies. The decline in the Healthcare segment revenues was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic, primarily during our first fiscal quarter. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Service revenues decreased 0.5% for the six months ended September 30, 2020, as compared to the same period in the prior year, reflecting decline in the Healthcare segment, which was partially offset by growth in the Applied Sterilization and Life Science segments. Consumable revenues increased by 0.8% for the six months ended September 30, 2020, as compared to the same period in the prior year, reflecting growth in the Life Sciences segment, which was partially offset by a decline in the Healthcare segment. Capital equipment revenues decreased 2.2% for the six months ended September 30, 2020, as compared to to the same period in the prior year, reflecting decline in the Healthcare segment, which was partially offset by growth in the Life Sciences segment. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Ireland revenues increased 3.9% to $31.5 million for the six months ended September 30, 2020, as compared to $30.3 million for the same period in the prior year, reflecting growth in service and consumable revenues, which were partially offset by a decline in capital equipment revenues.
United States revenues decreased 0.8%, to $1,041.2 million for the six months ended September 30, 2020, as compared to $1,049.3 million for the same period in the prior year, reflecting declines in service and capital equipment revenues, which were partially offset by growth in consumable revenues. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Revenues from other foreign locations decreased 0.5%, to $352.4 million for the six months ended September 30, 2020, as compared to $354.1 million for the same period in the prior year. Declines in the EMEA and Latin American regions were partially offset by growth in Canada and in the Asia Pacific region.

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2020 to the three and six months ended September 30, 2019:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$163,706	$154,066	$9,640	6.3%
Service	166,331	164,601	1,730	1.1%
Total gross profit	$330,037	$318,667	$11,370	3.6%
Gross profit percentage:
Product	48.2%	45.6%
Service	39.9%	41.2%
Total gross profit percentage	43.6%	43.2%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$308,259	$300,842	$7,417	2.5%
Service	307,346	323,668	(16,322)	(5.0)%
Total gross profit	$615,605	$624,510	$(8,905)	(1.4)%
Gross profit percentage:
Product	48.1%	46.6%
Service	39.2%	41.1%
Total gross profit percentage	43.2%	43.6%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2021 was 43.6% compared to the gross profit percentage for the second quarter of fiscal 2020 of 43.2%. The favorable impacts of pricing (60 basis points), favorable mix (20 basis points) and improved productivity (20 basis points), were partially offset by incremental costs associated with COVID-19 (60 basis points). Gross profit percentage for the first half of fiscal 2021 was 43.2% compared to the gross profit percentage for the first half of fiscal 2020 of 43.6%. The unfavorable impacts of incremental costs associated with COVID-19 (90 basis points) and a decline in productivity (60 basis points), exceeded the benefits of favorable pricing (50 basis points) and favorable mix (60 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2020 to the three and six months ended September 30, 2019:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$172,707	$175,959	$(3,252)	(1.8)%
Research and development	16,143	16,249	(106)	(0.7)%
Restructuring expenses	(76)	(274)	198	NM
Total operating expenses	$188,774	$191,934	$(3,160)	(1.6)%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$327,877	$354,740	$(26,863)	(7.6)%
Research and development	32,374	31,834	540	1.7%
Restructuring expenses	90	1,115	(1,025)	NM
Total operating expenses	$360,341	$387,689	$(27,348)	(7.1)%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 1.8% and 7.6% in the second quarter and first half of fiscal 2021, respectively over the same prior year periods. Volume and performance driven employee compensation costs and travel and meeting costs have declined as a result of the COVID-19 pandemic and measures we have taken in response to it.
Research and Development. Research and development expenses decreased 0.7% and increased 1.7% in the second quarter and first half of fiscal 2021, respectively over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2021, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Fiscal 2019 Restructuring Plan. Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43.9 million related to these restructuring actions, of which $31.8 million was recorded as restructuring expenses and $12.2 million was recorded in cost of revenues, with a total of $34.1 million, $7.5 million and $0.7 million related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1.7 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations. Additional restructuring expenses related to this plan are not expected to be material to our results of operations. For additional information on restructuring see Note 2 of our Consolidated Financial Statements, titled "Restructuring".
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$8,665	$10,444	$(1,779)
Interest income and miscellaneous expense	(1,188)	(1,018)	(170)
Non-operating expenses, net	$7,477	$9,426	$(1,949)

	Six Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$18,157	$20,889	$(2,732)
Interest income and miscellaneous expense	(3,477)	(785)	(2,692)
Non-operating expenses, net	$14,680	$20,104	$(5,424)
Interest expense decreased $1.8 million and $2.7 million during the second quarter and first half of fiscal 2021, respectively over the same prior year periods. These decreases were primarily due to lower interest rates on floating rate debt. Interest (income) and miscellaneous expense changed by $0.2 million and $2.7 million, during the second quarter and first half of fiscal 2021, respectively over the same prior year periods, primarily due to movement on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$27,778	$22,165	$5,613	25.3%
Effective income tax rate	20.8%	18.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$46,452	$36,798	$9,654	26.2%
Effective income tax rate	19.3%	17.0%
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
The effective income tax rates for the three month periods ended September 30, 2020 and 2019 were 20.8% and 18.9%, respectively. The effective income tax rates for the six month periods ended September 30, 2020 and 2019 were 19.3% and 17.0%, respectively. The fiscal 2021 effective tax rates increased as compared to the fiscal 2020 periods, primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.
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
Prior to April 1, 2020, we operated and reported our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. The Healthcare Products and Healthcare Specialty Services segments were combined and are now reported as one segment, simply called Healthcare, consistent with the way management now operates and views the business. Prior periods have been recast in the financial tables below for comparability.
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

The following table compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2020 and 2019:
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Revenues:
Healthcare	$470,927	$485,283	$870,585	$931,015
Applied Sterilization Technologies	169,547	152,907	321,909	307,193
Life Sciences	115,658	98,650	232,570	195,435
Total revenues	$756,132	$736,840	$1,425,064	$1,433,643
Operating income (loss):
Healthcare	$104,796	$103,035	$187,153	$193,550
Applied Sterilization Technologies	76,835	65,386	140,790	133,421
Life Sciences	46,433	32,315	94,894	65,354
Corporate	(58,155)	(50,956)	(110,522)	(106,353)
Total operating income before adjustments	$169,909	$149,780	$312,315	$285,972
Less: Adjustments
Amortization of acquired intangible assets (1)	$21,955	$18,952	$39,455	$35,901
Acquisition and integration related charges (2)	1,135	1,947	2,421	3,864
Redomiciliation and tax restructuring costs (3)	384	1,016	554	2,786
Net (gain) loss on divestiture of businesses (1)	(5)	50	5	2,476
Amortization of property "step up" to fair value (1)	714	446	1,317	1,181
COVID-19 incremental costs (4)	4,539	—	13,209	—
Restructuring charges (5)	(76)	636	90	2,943
Total operating income	$141,263	$126,733	$255,264	$236,821
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

Healthcare revenues decreased 3.0% to $470.9 million for the three months ended September 30, 2020, as compared to $485.3 million in the same prior year period. Capital equipment revenue declined 13.7%, primarily due to reduced capital spending in response to the uncertainty surrounding the COVID-19 pandemic. Consumables revenues grew 5.8%, as procedure volumes rebounded during our second fiscal quarter. Service revenues were essentially flat. Healthcare revenues decreased 6.5% to $870.6 million for the six months ended September 30, 2020, as compared to $931.0 million in the same prior year period. This decrease reflects declines in consumable, capital equipment and service revenues of 11.0%, 5.0% and 5.0%, respectively. The decline in the Healthcare segment revenues was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic, primarily during our first fiscal quarter. Fluctuations in currencies were favorable during the second quarter and unfavorable during the first half of fiscal 2021. At September 30, 2020, the Healthcare segment’s backlog amounted to $178.0 million, representing a decrease of 10.7%, as compared to the backlog of $199.3 million at September 30, 2019. A significant portion of this decrease was related to the recognition of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Applied Sterilization Technologies segment revenues increased 10.9% to $169.5 million for the three months ended September 30, 2020, as compared to $152.9 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 4.8% to $321.9 million for the six months ended September 30, 2020, as compared to $307.2 million for the same prior year period. The fiscal 2021 increases reflect organic growth and favorable fluctuations in currencies.

Life Sciences revenues increased 17.2% to $115.7 million for the three months ended September 30, 2020, as compared to $98.7 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 31.2% 10.5% and 3.3%, respectively. Life Sciences revenues increased 19.0% to $232.6 million for the six months ended September 30, 2020, as compared to $195.4 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 32.4% 12.1% and 4.7%, respectively. The fiscal 2021 increases reflect organic growth due to demand from our pharma Customers focused on vaccines and biologics and favorable fluctuations in currencies. At September 30, 2020, the Life Sciences segment’s backlog amounted to $74.8 million, representing an increase of 7.3%, as compared to the backlog of $69.7 million at September 30, 2019.
The Healthcare segment’s operating income increased 1.7% to $104.8 million for the three months ended September 30, 2020, as compared to $103.0 million in the same prior year period. The segment's operating margins were 22.3% and 21.2% for the second quarter of fiscal 2021 and 2020, respectively. These increases were primarily due to reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic. The Healthcare segment’s operating income decreased 3.3% to $187.2 million for the six months ended September 30, 2020, as compared to $193.6 million in the same prior year period, primarily due to lower volumes. The segment's operating margins were 21.5% and 20.8% for the first half of fiscal 2021 and 2020, respectively. The segment's operating margin improvement was primarily due to reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic. Employee compensation allocated to the Healthcare segment was also reduced due to lower volumes and measures taken in response to the COVID-19 pandemic.
The Applied Sterilization Technologies segment's operating income increased 17.5% to $76.8 million for the three months ended September 30, 2020, as compared to $65.4 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 5.5% to $140.8 million for the six months ended September 30, 2020, as compared to $133.4 million during the same prior year period. The segment's operating margins were 45.3% and 42.8% for the second quarter fiscal 2021 and 2020, respectively. The segment's operating margins were 43.7% and 43.4% for the first half of fiscal 2021 and 2020, respectively. These increases in the fiscal 2021 periods were primarily due to higher volumes and reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic.
The Life Sciences segment’s operating income increased 43.7% to $46.4 million for the three months ended September 30, 2020, as compared to $32.3 million in the same prior year period. The Life Sciences segment’s operating income increased 45.2% to $94.9 million for the six months ended September 30, 2020, as compared to $65.4 million in the same prior year period. The segment's operating margins were 40.1% and 32.8% for the second quarter of fiscal 2021 and 2020, respectively. The segment's operating margins were 40.8% and 33.4% for the first half of fiscal 2021 and 2020, respectively. These increases in the fiscal 2021 periods were primarily due to higher volumes and favorable mix.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$296,073	$260,000
Net cash (used in) investing activities	$(112,863)	$(185,458)
Net cash (used in) provided by financing activities	$(199,319)	$(63,529)
Debt-to-total capital ratio	21.9%	26.9%
Free cash flow	$185,602	$162,038
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $296.1 million for the first six months of fiscal 2021 and $260.0 million for the first six months of fiscal 2020. The increase in cash from operations was primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $112.9 million for the first six months of fiscal 2021 and $185.5 million for the first six months of fiscal 2020. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2021 and fiscal 2020:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $110.7 million for the first six months of fiscal 2021 and $98.2 million during the same prior year period. The fiscal 2021 increase was primarily due to expansion projects in the Applied Sterilization Technologies segment.

•Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2020, we used $87.9 million, for the purchase of businesses. For more information on our acquisitions, refer to our Note 17 to our consolidated financial statements, "Business Acquisitions and Divestitures".
•Other – During the first six months of fiscal 2021, we provided $2.4 million under borrowing agreements. For more information on these loan agreements, refer to our Note 18 to our consolidated financial statements, "Loans Receivable".
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $199.3 million for the first six months of fiscal 2021 compared with net cash used in financing activities of $63.5 million for the first six months of fiscal 2020. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2021 and fiscal 2020:
•Payments on long-term obligations – During the second quarter of fiscal 2021, we repaid $35.0 million of principal for private placement notes that matured in August 2020. For more information on our debt refer to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
•Proceeds (payments) under credit facility, net – Net payments under credit facilities totaled $107.2 million in the first six months of fiscal 2021 compared to net proceeds under credit facilities of $13.2 million in the first six months of fiscal 2020.
•Repurchases of ordinary shares – From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first six months of fiscal 2021, we obtained 76,286 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.4 million. During the first six months of fiscal 2020, we purchased of 204,414 of our ordinary shares in the aggregate amount of $29.9 million. During the first six months of fiscal 2020, we obtained 73,914 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $8.0 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2021, we paid total cash dividends of $65.6 million, or $0.77 per outstanding share. During the first six months of fiscal 2020, we paid total cash dividends of $60.2 million, or $0.71 per outstanding share.
•Contributions from noncontrolling interest – During the first six months of fiscal 2021, we received contributions from noncontrolling interest holders of $2.3 million.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2021 and fiscal 2020, we received cash proceeds totaling $20.6 million and $23.0 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $185.6 million in the first six months of fiscal 2021 compared to $162.0 million in the first six months of fiscal 2020 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow was primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Our debt-to-total capital ratio was 21.9% at September 30, 2020 and 26.9% at September 30, 2019.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020. Our commercial commitments were approximately $76.6 million at September 30, 2020, reflecting a net decrease of $3.6 million in surety bonds and other commercial commitments from March 31, 2020. We had $170.3 million of outstanding borrowings under the Credit Agreement as of September 30, 2020. We had $8.6 million of letters of credit outstanding under the Credit Agreement at September 30, 2020.
Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. There can be no assurance that our existing financing arrangements will provide us with sufficient funds or that we will be able to obtain any additional funds on terms favorable to us or at all.
In this regard, we have obtained a $550.0 million term loan commitment from a group of banks to fund a portion of the purchase price for the recently announced Key Surgical acquisition.

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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 29, 2020. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the Redomiciliation transaction, (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (e) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (f) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (g) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (h) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (i) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (j) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (k) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Form 10-K for the year ended March 31, 2020, filed with the SEC on May 29, 2020, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (n) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures will not be realized or will be other than anticipated, (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed, and (q) STERIS's ability to complete the acquisition of Key Surgical, including the fulfillment of closing conditions and obtaining financing, on terms satisfactory to STERIS or at all.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2021, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2021. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million million (net of taxes, fees and commissions). As of September 30, 2020, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
From the start of fiscal 2021 through April 9, 2020, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5.0 million (net of fees and commissions) pursuant to the authorizations.
During the first six months of fiscal 2021, we obtained 76,286 of our ordinary shares in the aggregate amount of $9.4 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2021 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	—	$—	—	$333,932
August 1-31	—	—	—	333,932
September 1-30	—	$—	—	$333,932
Total	—	—	—	333,932
(1) Does not include 6 shares purchased during the quarter at an average price of $157.99 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

2.1
Purchase Agreement, dated October 2, 2020, by and among KS Holdings LLC, Key Surgical Shareholders LLC, Key Surgical Management LLC, WSHP KS Investment LLC, Key Surgical LLC, STERIS Corporation, STERIS plc and Brian O’Connell and Scot Milchman (filed as Exhibit 2.1 to Form 8-K filed October 6, 2020 (Commission File No.001-38848) and incorporated herein by reference).

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

10.1	Description of STERIS plc Non- Employee Director Compensation Program

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller and Chief Accounting Officer
November 6, 2020