Form 10-Q
period 2020-12-31
STERIS plc
filed 2021-02-09
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 5, 2021: 85,352,713

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,502	$319,581
Accounts receivable (net of allowances of $11,605 and $12,051 respectively)	556,117	586,481
Inventories, net	294,132	248,259
Prepaid expenses and other current assets	73,324	54,430
Total current assets	1,176,075	1,208,751
Property, plant, and equipment, net	1,226,895	1,111,855
Lease right-of-use assets, net	149,741	131,837
Goodwill	2,926,551	2,356,085
Intangibles, net	1,043,904	565,473
Other assets	57,614	51,581
Total assets	$6,580,780	$5,425,582
Liabilities and equity
Current liabilities:
Accounts payable	$134,471	$149,341
Accrued income taxes	13,068	14,013
Accrued payroll and other related liabilities	152,331	128,261
Lease obligations due within one year	21,364	19,809
Accrued expenses and other	184,633	192,183
Total current liabilities	505,867	503,607
Long-term indebtedness	1,713,199	1,150,521
Deferred income taxes, net	264,041	160,270
Long-term lease obligations	130,217	114,114
Other liabilities	89,264	90,346
Total liabilities	$2,702,588	$2,018,858
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 85,337 and 84,924 ordinary shares issued and outstanding, respectively	1,996,843	1,982,164
Retained earnings	1,872,533	1,647,175
Accumulated other comprehensive loss	(2,386)	(235,463)
Total shareholders’ equity	3,866,990	3,393,876
Noncontrolling interests	11,202	12,848
Total equity	3,878,192	3,406,724
Total liabilities and equity	$6,580,780	$5,425,582

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Product	$375,314	$363,795	$1,015,926	$1,009,196
Service	433,610	410,466	1,218,062	1,198,708
Total revenues	808,924	774,261	2,233,988	2,207,904
Cost of revenues:
Product	202,881	195,105	535,234	539,664
Service	260,182	247,803	737,288	712,377
Total cost of revenues	463,063	442,908	1,272,522	1,252,041
Gross profit	345,861	331,353	961,466	955,863
Operating expenses:
Selling, general, and administrative	182,373	172,927	510,250	527,667
Research and development	16,438	16,487	48,812	48,321
Restructuring expenses	20	(448)	110	667
Total operating expenses	198,831	188,966	559,172	576,655
Income from operations	147,030	142,387	402,294	379,208
Non-operating expenses, net:
Interest expense	8,899	9,813	27,056	30,702
Interest (income) and miscellaneous expense	(1,299)	(1,378)	(4,776)	(2,163)
Total non-operating expenses, net	7,600	8,435	22,280	28,539
Income before income tax expense	139,430	133,952	380,014	350,669
Income tax expense	24,842	29,285	71,294	66,083
Net income	114,588	104,667	308,720	284,586
Less: Net income (loss) attributable to noncontrolling interests	87	(263)	171	297
Net income attributable to shareholders	$114,501	$104,930	$308,549	$284,289

Net income per share attributed to shareholders
Basic	$1.34	$1.24	$3.62	$3.35
Diluted	$1.33	$1.23	$3.59	$3.32
Cash dividends declared per share ordinary outstanding	$0.40	$0.37	$1.17	$1.08

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$114,588	$104,667	$308,720	$284,586
Less: Net income (loss) attributable to noncontrolling interests	87	(263)	171	297
Net income attributable to shareholders	114,501	104,930	308,549	284,289

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $173, $171, $520 and $512, respectively)	(510)	(504)	(1,530)	(1,515)
Change in cumulative currency translation adjustment	128,737	77,299	234,607	12,371
Total other comprehensive income	128,227	76,795	233,077	10,856
Comprehensive income	$242,728	$181,725	$541,626	$295,145

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Operating activities:
Net income	$308,720	$284,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	160,193	146,294
Deferred income taxes	783	(1,139)
Share-based compensation expense	19,924	18,862
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	865	(540)
Loss on sale of businesses, net	5	2,553
Other items	4,494	(2,506)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	60,574	29,860
Inventories, net	(7,520)	(32,816)
Other current assets	(8,906)	3,615
Accounts payable	(30,974)	(18,610)
Accruals and other, net	(6,373)	(38,833)
Net cash provided by operating activities	501,785	391,326
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(164,497)	(153,649)
Proceeds from the sale of property, plant, equipment and intangibles	417	387
Proceeds from the sale of businesses	—	439
Acquisition of businesses, net of cash acquired	(869,431)	(107,166)
Other	(2,392)	—
Net cash used in investing activities	(1,035,903)	(259,989)
Financing activities:
Proceeds from the issuance of long-term obligations	550,000	—
Payments on long-term obligations	(35,000)	—
Proceeds (payments) under credit facilities, net	23,782	(48,467)
Deferred financing fees and debt issuance costs	(3,122)	(1,206)
Acquisition related deferred or contingent consideration	(2,968)	(452)
Repurchases of ordinary shares	(14,560)	(40,322)
Cash dividends paid to ordinary shareholders	(99,696)	(91,595)
Contributions from noncontrolling interest	2,258	6,050
Distributions to noncontrolling interest	(627)	(840)
Payment for acquisition of subsidiary's interests in noncontrolling interest	(3,552)	—
Stock option and other equity transactions, net	26,018	22,958
Net cash provided by (used in) financing activities	442,533	(153,874)
Effect of exchange rate changes on cash and cash equivalents	24,506	1,134
(Decrease) in cash and cash equivalents	(67,079)	(21,403)
Cash and cash equivalents at beginning of period	319,581	220,633
Cash and cash equivalents at end of period	$252,502	$199,230
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2020
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2020	85,251	$1,990,880	$1,786,878	$(130,613)	$15,310	$3,662,455
Comprehensive income:
Net income	—	—	114,501	—	87	114,588
Other comprehensive income	—	—	—	128,227	—	128,227
Repurchases of ordinary shares	(9)	(5,417)	5,290	—	—	(127)
Equity compensation programs and other	95	11,380	—	—	—	11,380
Cash dividends – $0.40 per ordinary share	—	—	(34,136)	—	—	(34,136)
Distributions to noncontrolling interest	—	—	—	—	(627)	(627)
Payment for acquisition of subsidary's interests in noncontrolling interest	—	—	—	—	(3,552)	(3,552)
Other changes in noncontrolling interest	—	—	—	—	(16)	(16)
Balance at December 31, 2020	85,337	$1,996,843	$1,872,533	$(2,386)	$11,202	$3,878,192

	Nine Months Ended December 31, 2020
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	$1,982,164	$1,647,175	$(235,463)	$12,848	$3,406,724
Comprehensive income:
Net income	—	—	308,549	—	171	308,720
Other comprehensive income	—	—	—	233,077	—	233,077
Repurchases of ordinary shares	(121)	(31,065)	16,505	—	—	(14,560)
Equity compensation programs and other	534	45,744	—	—	—	45,744
Cash dividends – $1.17 per ordinary share	—	—	(99,696)	—	—	(99,696)
Contributions from noncontrolling interest	—	—	—	—	2,258	2,258
Distributions to noncontrolling interest	—	—	—	—	(627)	(627)
Payment for acquisition of subsidary's interests in noncontrolling interest	—	—	—	—	(3,552)	(3,552)
Other changes in noncontrolling interest	—	—	—	—	104	104
Balance at December 31, 2020	85,337	$1,996,843	$1,872,533	$(2,386)	$11,202	$3,878,192

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2019	84,797	$1,981,660	$1,472,725	$(225,717)	$8,977	$3,237,645
Comprehensive income:
Net income	—	—	104,930	—	(263)	104,667
Other comprehensive income	—	—	—	76,795	—	76,795
Repurchases of ordinary shares	(25)	(669)	(1,785)	—	—	(2,454)
Equity compensation programs and other	19	6,116	—	—	—	6,116
Cash dividends $0.37 per ordinary share	—	—	(31,375)	—	—	(31,375)
Distributions to noncontrolling interest	—	—	—	—	(840)	(840)
Contributions from noncontrolling interest	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	(538)	(538)
Balance at December 31, 2019	84,791	$1,987,107	$1,544,495	$(148,922)	$13,386	$3,396,066

	Nine Months Ended December 31, 2019
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	$1,998,564	$1,339,024	$(159,778)	$7,988	$3,185,798
Comprehensive income:
Net income	—	—	284,289	—	297	284,586
Other comprehensive income	—	—	—	10,856	—	10,856
Repurchases of ordinary shares	(304)	(53,099)	12,777	—	—	(40,322)
Equity compensation programs and other	578	41,642	—	—	—	41,642
Cash dividends – $1.08 per ordinary share	—	—	(91,595)	—	—	(91,595)
Distributions to noncontrolling interest	—	—	—	—	(840)	(840)
Contributions from noncontrolling interest	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	(109)	(109)
Balance at December 31, 2019	84,791	$1,987,107	$1,544,495	$(148,922)	$13,386	$3,396,066

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2020 and 2019
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2020 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2021.
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
For the Three and Nine Months Ended December 31, 2020 and 2019
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2020, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
For the Three and Nine Months Ended December 31, 2020 and 2019
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2021, $38,181 of the March 31, 2020 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2020, $46,744 of the March 31, 2019 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31 2020, the transaction price allocated to remaining performance obligations was approximately $1,014,800. We expect to recognize approximately 50% of the transaction price within one year and approximately 42% beyond one year. The remainder has yet to be scheduled for delivery.
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
For the Three and Nine Months Ended December 31, 2020 and 2019
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

Standards that have not yet been adopted
ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)"	August 2020
This standard simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The standard reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new standard eliminates some of the current requirements for equity classification. The standard also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The standard is effective for annual periods beginning after December 15, 2021 and interim periods within that year. Early adoption is permitted for annual periods beginning after December 15, 2020 and interim periods within that year.
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
For the Three and Nine Months Ended December 31, 2020 and 2019
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
2. Business Acquisitions and Divestitures
Fiscal 2021
On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is being integrated into our Healthcare segment. The total purchase price of the acquisition was $849,717, net of cash acquired and remains subject to customary working capital adjustments. Acquisition related costs of $10,842 are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income. The purchase price for the acquisition was financed with a combination of cash on hand, credit facility borrowings and proceeds from the issuance of new long-term obligations. Please refer to note 5 titled, "Debt" for more information.
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired for the Key Surgical acquisition based on fair values at the acquisition date.

(dollars in thousands)	Key Surgical (1)
Cash	$12,615
Accounts receivable	13,967
Inventory	22,167
Property, plant and equipment	6,032
Other assets	6,680
Intangible assets (2)	491,009
Goodwill	423,239
Total Assets	$975,709
Current liabilities	(17,683)
Non-current liabilities	(95,694)
Total Liabilities	(113,377)
Net Assets	$862,332
(1) Purchase price allocation is still preliminary as of December 31, 2020, as valuation has not been finalized.
(2) Intangible assets resulting from the Key Surgical acquisition may consists of patents, trade names, Customer Relationships, non-compete agreements, and technologies, pending the outcome of the final valuation.

In addition to Key Surgical, we also completed two tuck-in acquisitions during the third quarter fiscal 2021, which continued to expand our product and service offerings in the Healthcare segment. The aggregate purchase price associated with these transactions was approximately $20,908, net of cash acquired and including deferred consideration of $1,194. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and amounts are not material.
Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
Fiscal 2020
During the first nine months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $117,259, net of cash acquired and including deferred consideration of $894. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and amounts are not material. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

Purchase price allocations were finalized within a measurement period not to exceed one year from closing. Any final adjustments recorded were not material.
During the first quarter of fiscal 2020, we sold the operations of our hospital sterilization services business that was located in China. We recorded proceeds of $439, net of cash divested, and recognized a pre-tax loss on the sale of $2,330 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
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

	December 31, 2020	March 31, 2020
Raw materials	$102,212	$94,321
Work in process	42,109	35,643
Finished goods	185,762	151,381
LIFO reserve	(18,753)	(16,937)
Reserve for excess and obsolete inventory	(17,198)	(16,149)
Inventories, net	$294,132	$248,259

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2020	March 31, 2020
Land and land improvements (1)	$69,591	$65,994
Buildings and leasehold improvements	567,113	531,267
Machinery and equipment	753,851	682,488
Information systems	186,421	181,112
Radioisotope	567,353	508,593
Construction in progress (1)	211,183	159,731
Total property, plant, and equipment	2,355,512	2,129,185
Less: accumulated depreciation and depletion	(1,128,617)	(1,017,330)
Property, plant, and equipment, net	$1,226,895	$1,111,855
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	December 31, 2020	March 31, 2020
Credit Agreement	$304,618	$275,449
Term Loan	550,000	—
Private Placement	864,425	878,409
Deferred financing costs	(5,844)	(3,337)
Total long term debt	$1,713,199	$1,150,521
On November 18, 2020, we entered into a Term Loan Agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”) providing for a $550,000 Term Loan (the “Term Loan”) in connection with our acquisition of Key Surgical. The proceeds of the Term Loan were used to fund a portion of the purchase price, to prepay and terminate existing indebtedness of Key Surgical and to pay fees and expenses incurred in connection with the Key Surgical acquisition and entry into the Credit Agreement. For more information on the Key Surgical acquisition refer to Note 2 titled, "Business Acquisitions and Divestitures".
The Term Loan matures on November 20, 2023. No principal payments are due on the Term Loan for the period ending December 31, 2021. For the period beginning January 1, 2022 through December 31, 2022, quarterly principal payments, each in the amount of 1.25% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. For the period beginning January 1, 2023 through September 30, 2023, quarterly principal payments, each in the amount of 1.875% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. The remaining unpaid principal balance of the Term Loan, together with accrued and unpaid interest thereon, is due and payable on November 20, 2023.
The Term Loan bears interest from time to time at either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin, as calculated and defined in the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA, each as defined in the Credit Agreement. Interest on borrowings made at the Base Rate (“Base Rate Advances”) is payable quarterly in arrears and interest on borrowings made at the Eurocurrency Rate (“Eurocurrency Rate Advances”) is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. There is no premium or penalty for prepayment of Base Rate Advances, but prepayments of Eurocurrency Rate Advances are subject to a breakage fee.
All of the lenders under the Credit Agreement are also lenders under our revolving credit agreement dated as of March 23, 2018.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2020	March 31, 2020
Accrued payroll and other related liabilities:
Compensation and related items	$67,883	$42,205
Accrued vacation/paid time off	14,663	9,917
Accrued bonuses	51,100	53,041
Accrued employee commissions	14,591	19,298
Other postretirement benefit obligations-current portion	1,488	1,488
Other employee benefit plans obligations-current portion	2,606	2,312
Total accrued payroll and other related liabilities	$152,331	$128,261
Accrued expenses and other:
Deferred revenues	$44,308	$53,299
Service liabilities	38,948	47,505
Self-insured risk reserves-current portion	9,711	7,342
Accrued dealer commissions	25,174	15,827
Accrued warranty	6,796	7,381
Asset retirement obligation-current portion	1,202	2,671
Other	58,494	58,158
Total accrued expenses and other	$184,633	$192,183
Other liabilities:
Self-insured risk reserves-long-term portion	$17,452	$17,452
Other postretirement benefit obligations-long-term portion	8,587	9,880
Defined benefit pension plans obligations-long-term portion	10,152	10,987
Other employee benefit plans obligations-long-term portion	2,341	2,333
Accrued long-term income taxes	10,841	11,959
Asset retirement obligation-long-term portion	12,379	9,843
Other	27,512	27,892
Total other liabilities	$89,264	$90,346
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
The effective income tax rates for the three month periods ended December 31, 2020 and 2019 were 17.8% and 21.9%, respectively. The effective income tax rates for the nine month periods ended December 31, 2020 and 2019 were 18.8% and 18.8%, respectively. The fiscal 2021 effective tax rate for the current quarter decreased when compared to fiscal 2020, primarily due to an increase in favorable discrete items.
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
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
In May 2019, we received two notices of proposed tax adjustment from the U.S. Internal Revenue Service (the “IRS”) regarding the deductibility of interest paid on certain intercompany debt. The notices relate to fiscal years 2016 and 2017. In September 2019, we received another notice of proposed adjustment for the same issue, for the 2018 fiscal year. The IRS adjustments would result in a cumulative tax liability of approximately $40,000. Notices have not been received for subsequent periods. We are contesting the IRS’s assertions. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
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
For the Three and Nine Months Ended December 31, 2020 and 2019
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
For the three and nine months ended December 31, 2020, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Healthcare	$521,662	$509,222	$1,392,247	$1,440,237
Applied Sterilization Technologies	176,462	156,266	498,371	463,459
Life Sciences	110,800	108,773	343,370	304,208
Total revenues	$808,924	$774,261	$2,233,988	$2,207,904
Operating income (loss):
Healthcare	$115,412	$105,227	$302,565	$298,777
Applied Sterilization Technologies	81,626	65,468	222,416	198,889
Life Sciences	41,541	37,731	136,435	103,085
Corporate	(47,941)	(45,260)	(158,463)	(151,613)
Total operating income before adjustments	$190,638	$163,166	$502,953	$449,138
Less: Adjustments
Amortization of acquired intangible assets (1)	$23,194	$17,508	$62,649	$53,407
Acquisition and integration related charges (2)	11,563	1,721	13,984	5,585
Redomiciliation and tax restructuring costs (3)	296	487	850	3,274
(Gain) on fair value adjustment of acquisition related contingent consideration	(500)	—	(500)	—
Net loss on divestiture of businesses (1)	—	76	5	2,553
Amortization of inventory and property "step up" to fair value (1)	1,784	602	3,101	1,783
COVID-19 incremental costs (4)	7,251	—	20,460	—
Restructuring charges (5)	20	385	110	3,328
Total operating income	$147,030	$142,387	$402,294	$379,208
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled" Business Acquisitions and Divestitures" and our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation and tax restructuring.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to Note 17 titled, "Restructuring".

Additional information regarding our fiscal 2021 and fiscal 2020 revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Healthcare:
Capital equipment	$147,855	$155,408	$407,610	428,894
Consumables	148,839	130,255	355,390	362,370
Service	224,968	223,559	629,247	648,973
Total Healthcare Revenues	$521,662	$509,222	$1,392,247	$1,440,237
Applied Sterilization Technologies Service Revenues	$176,462	$156,266	$498,371	$463,459
Life Sciences:
Capital equipment	$28,993	$31,762	$88,664	$84,993
Consumables	49,627	46,370	164,262	132,939
Service	32,180	30,641	90,444	86,276
Total Life Sciences Revenues	$110,800	$108,773	$343,370	$304,208
Total Revenues	$808,924	$774,261	$2,233,988	$2,207,904

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Ireland	$20,316	$16,126	$51,779	$46,405
United States	572,397	562,502	1,613,554	1,611,755
Other locations	216,211	195,633	568,655	549,744
Total Revenues	$808,924	$774,261	$2,233,988	$2,207,904
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

	December 31, 2020	March 31, 2020
Assets:
Healthcare and Life Sciences	$3,595,753	$2,705,377
Applied Sterilization Technologies	2,985,027	2,720,205
Total assets	$6,580,780	$5,425,582

The fiscal 2021 increase in Healthcare and Life Sciences was primarily due to the acquisition of Key Surgical.

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
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2020	2019	2020	2019
Weighted average shares outstanding—basic	85,330	84,788	85,153	84,740
Dilutive effect of share equivalents	702	840	698	890
Weighted average shares outstanding and share equivalents—diluted	86,032	85,628	85,851	85,630
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2020	2019	2020	2019
Number of share options	278	347	370	270
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of December 31, 2020, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first nine months of fiscal 2021 we obtained 85,574 of our ordinary shares in the aggregate amount of $9,512 in connection with share based compensation award programs. During the first nine months of fiscal 2020, we obtained 100,124 of our ordinary shares in the aggregate amount of $10,318 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of December 31, 2020, 3,592,261 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2021 and 2020:

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,796,126	$91.29
Granted	288,936	181.33
Exercised	(385,090)	68.75
Forfeited	(47,955)	121.18
Outstanding at December 31, 2020	1,652,017	$111.43	6.9 years	$129,044
Exercisable at December 31, 2020	897,953	$83.41	5.6 years	$95,303
We estimate that 736,801 of the non-vested stock options outstanding at December 31, 2020 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $189.54 closing price of our ordinary shares on December 31, 2020 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2021 and fiscal 2020 was $36,850 and $36,939, respectively. Net cash proceeds from the exercise of stock options were $26,018 and $22,958 for the first nine months of fiscal 2021 and fiscal 2020, respectively.
The weighted average grant date fair value of stock option grants was $27.66 and $23.52 for the first nine months of fiscal 2021 and fiscal 2020, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2020 and 2019 was $491 and $629, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2020	575,830	30,894	$98.07
Granted	139,229	14,208	164.58
Vested	(158,250)	(16,238)	84.61
Forfeited	(23,997)	(228)	103.36
Non-vested at December 31, 2020	532,812	28,636	$120.26
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2021 at the time of grant was $14,764.
As of December 31, 2020, there was a total of $51,583 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.1 years.
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
Changes in our warranty liability during the first nine months of fiscal 2021 were as follows:

Warranties
Balance, March 31, 2020	$7,381
Warranties issued during the period	7,411
Settlements made during the period	(7,996)
Balance, December 31, 2020	$6,796
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the third quarter of

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

fiscal 2021, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2021. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2020, we held foreign currency forward contracts to buy 30.5 million British pounds, 35.0 million Mexican pesos and 2.2 million Canadian dollars; and to sell 4.0 million euros. At December 31, 2020 we held commodity swap contracts to buy 946.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Prepaid & Other	$1,377	$124	$—	$—
Accrued expenses and other	$—	$—	$659	$912
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2020	2019	2020	2019
Foreign currency forward contracts	Selling, general and administrative	$741	$79	$661	$784
Commodity swap contracts	Cost of revenues	$153	$(398)	$904	$271
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $51,323 at December 31, 2020. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2020 and March 31, 2020:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$252,502	$319,581	$252,502	$319,581	$—	$—	$—	$—
Forward and swap contracts (1)	1,377	124	—	—	1,377	124	—	—
Equity investments(2)	10,484	9,624	10,484	9,624	—	—	—	—
Other investments	2,785	2,507	2,785	2,507	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$659	$912	$—	$—	$659	$912	$—	$—
Deferred compensation plans (2)	1,822	1,475	1,822	1,475	—	—	—	—
Long term debt (3)	1,713,199	1,150,521	—	—	1,781,304	1,143,978	—	—
Contingent consideration obligations (4)	17,931	15,988	—	—	—	—	17,931	15,988
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the third quarter and first nine months of fiscal 2021, we recorded gains of $210 and $138, respectively, related to these investments. During the third quarter and first nine months of fiscal 2020, we recorded gains (losses) of $636 and $(1,843), respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized as follows:

Contingent Consideration
Balance at March 31, 2020	$15,988
Additions	334
Assumed in acquisition of Key Surgical	2,940
Payments	(917)
Reversal	(500)
Currency translation adjustments	86
Balance at December 31, 2020	$17,931

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended December 31, 2020 and 2019 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(7,833)	$(6,813)	$(122,780)	$(228,650)	$(130,613)	$(235,463)
Other Comprehensive Income before reclassifications	323	972	128,737	234,607	129,060	235,579
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(833)	(2,502)	—	—	(833)	(2,502)
Net current-period Other Comprehensive (Loss) Income	(510)	(1,530)	128,737	234,607	128,227	233,077
Balance at December 31, 2020	$(8,343)	$(8,343)	$5,957	$5,957	$(2,386)	$(2,386)
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

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(5,215)	$(4,204)	$(220,502)	$(155,574)	$(225,717)	$(159,778)
Other Comprehensive Income (Loss) before reclassifications	195	576	77,299	12,371	77,494	12,947
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(699)	(2,091)	—	—	(699)	(2,091)
Net current-period Other Comprehensive (Loss)	(504)	(1,515)	77,299	12,371	76,795	10,856
Balance at December 31, 2019	$(5,719)	$(5,719)	$(143,203)	$(143,203)	$(148,922)	$(148,922)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

17. Restructuring
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $43,961 related to these restructuring actions, of which $31,660 was recorded as restructuring expenses and $12,301 was recorded in cost of revenues, with a total of $34,062, $7,568 and $668 related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1,663. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The remaining liability balances at December 31, 2020 and March 31, 2020 are not material.
For more information relating to our restructuring efforts, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.
18. Loans Receivable
In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $11,606 for a term of up to seven years ending in 2025. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding principal borrowings under the agreement totaled $10,326 at December 31, 2020 and $7,084 at March 31, 2020. On January 4, 2021, we purchased the remaining outstanding shares of this equity investment. The acquisition agreement included the capitalization of the outstanding principal and interest borrowings of this credit facility in the amount of $10,536. For more information refer to Note 20, titled, "Subsequent Events".

In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding principal borrowings under the agreement totaled $8,966 (or €7,300) at December 31, 2020 and $8,072 (or €7,300) at March 31, 2020.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollars in thousands, except as noted)

While we have been impacted and expect this situation to continue to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020.
20. Subsequent Events
On January 12, 2021, we announced the signing of a definitive agreement to acquire Cantel Medical Corp. (NYSE: CMD "Cantel"), through a U.S. subsidiary. Cantel is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. Under the terms of the agreement, we will acquire Cantel in a cash and stock transaction valued at $84.66 per Cantel common share, based on STERIS’s closing share price of $200.46 on January 11, 2021. This represents a total equity value of approximately $3.6 billion and a total enterprise value of approximately $4.6 billion. The agreement has been unanimously approved by the Boards of Directors of both companies. The acquisition is subject to certain closing conditions, including Cantel shareholder vote and regulatory approvals.
We expect to fund the cash portion of the transaction consideration and repay or otherwise satisfy a significant amount of Cantel’s existing debt obligations with approximately $2.0 billion of new debt. We have fully committed bridge financing and are working with our lenders and advisors on a long-term plan.
On January 4, 2021, we purchased the remaining outstanding shares of an equity investment that we made in fiscal 2019, for approximately $44,255, subject to any working capital adjustments. In addition to the purchase price, the acquisition agreement included the capitalization of the outstanding principal and accumulated interest under a credit facility in the amount of $10,536. For more information refer to Note 18 titled, "Loans Receivable". We plan to integrate the business into our Applied Sterilization Technologies business segment and to fund the transaction through a combination of cash on hand and credit facility borrowings.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc
Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and nine- month periods ended December 31, 2020 and 2019 and the consolidated statement of cash flows for the nine- month periods ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 9, 2021

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2021 and fiscal 2020. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2020 dated May 29, 2020. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services. During the first nine months of fiscal 2021, we experienced reduced demand for certain products and services resulting from the reduction of deferrable surgical procedures and increased demand for other products from our pharma Customers focused on vaccines and biologics, as a result of the COVID-19 pandemic. For more information on the COVID-19 pandemic please refer to the subsection below, titled "COVID-19 Pandemic".
Acquisitions and Divestitures. On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is being integrated into our Healthcare segment. The total purchase price of the acquisition was $849.7 million, net of cash acquired and remains subject to customary working capital adjustments. In addition to Key Surgical we also completed two tuck-in acquisitions during the third fiscal quarter of 2021, which continued to expand our product and service offerings in the Healthcare segment. The aggregate purchase price associated with these transactions was approximately $20.9 million, net of cash acquired and including deferred consideration of $1.2 million.
On January 12, 2021, we announced the signing of a definitive agreement to acquire Cantel Medical Corp. (NYSE: CMD "Cantel"), through a U.S. subsidiary. Cantel is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. Under the terms of the agreement, we will acquire Cantel in a cash and stock transaction valued at $84.66 per Cantel common share, based on STERIS’s closing share price of $200.46 on January 11, 2021. This represents a total equity value of approximately $3.6 billion and a total enterprise value of approximately $4.6 billion. The agreement has been unanimously approved by the Boards of Directors of both companies. The acquisition is subject to certain closing conditions, including Cantel shareholder vote and regulatory approvals. We expect to fund the cash portion of the transaction consideration and repay or otherwise satisfy a significant amount of Cantel’s existing debt obligations with approximately $2.0 billion of new debt. We have fully committed bridge financing and are working with our lenders and advisors on a long-term plan.
During the first nine months of fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $117.3 million, net of cash acquired and including deferred consideration of $0.9 million.

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
Highlights. Revenues increased 4.5%, to $808.9 million for the three months ended December 31, 2020, as compared to $774.3 million for the same period in the prior year. This increase reflects growth in all business segments and favorable fluctuations in currencies. Growth in the Healthcare segment was primarily attributable to the impact of our recent acquisitions. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. Revenues increased 1.2%, to $2,234.0 million for the nine months ended December 31, 2020, as compared to $2,207.9 million for the same period in the prior year. The increase reflects organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. The Healthcare decline was partially offset by the impact of our recent acquisitions and the recognition of $14.6 million of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Gross profit percentage for the third quarter of fiscal 2021 remained flat at 42.8% compared to the gross profit percentage for the third quarter of fiscal 2020. The favorable impact of improved productivity, favorable pricing, and recent acquisitions, were offset by the unfavorable impact of incremental costs associated with COVID-19 and mix and other. Gross profit percentage for the first nine months of fiscal 2021 was 43.0% compared to the gross profit percentage for the first nine months of fiscal 2020 of 43.3%. The unfavorable impact of incremental costs associated with COVID-19 and mix and other, exceeded the benefits of favorable pricing and improved productivity.
Operating income for the third quarter of fiscal 2021 was $147.0 million, compared to $142.4 million for third quarter of fiscal 2020. This increase was primarily attributable to increased revenues. Additional expenses from our recent acquisitions were partially offset by reduced selling, general, and administrative (“SG&A”) expenses during the third quarter of fiscal 2021, as certain expenses were suspended or decreased as a result of the COVID-19 pandemic. Operating income during the first nine months of fiscal 2021 was $402.3 million, compared to $379.2 million for the first nine months of fiscal 2020. This increase was primarily attributable to increased revenues and reduced SG&A expenses during the first nine months of fiscal 2021, as certain expenses were suspended or reduced as a result of the COVID-19 pandemic.
Cash flows from operations were $501.8 million and free cash flow was $337.7 million in the first nine months of fiscal 2021 compared to cash flows from operations of $391.3 million and free cash flow of $238.1 million for first nine months of fiscal 2020 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2021 increases in cash flows from operations and free cash flow were primarily due to higher net income, working capital improvements and deferred tax payments under government COVID-19 relief programs.

Our debt-to-total capital ratio was 30.7% at December 31, 2020 and 25.3% at March 31, 2020. During the first nine months of fiscal 2021, we declared and paid quarterly cash dividends of $1.17 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2021 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$501,785	$391,326
Purchases of property, plant, equipment and intangibles, net	(164,497)	(153,649)
Proceeds from the sale of property, plant, equipment and intangibles	417	387
Free cash flow	$337,705	$238,064
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2021 compared with the same fiscal 2020 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2020 to the revenues for the three and nine months ended December 31, 2019:

	Three Months Ended December 31,
(dollars in thousands)	2020	2019	Change	Percent Change

Total revenues	$808,924	$774,261	$34,663	4.5%

Revenues by type:
Service revenues	433,610	410,466	23,144	5.6%
Consumable revenues	198,466	176,625	21,841	12.4%
Capital equipment revenues	176,848	187,170	(10,322)	(5.5)%

Revenues by geography:
Ireland revenues	20,316	16,126	4,190	26.0%
United States revenues	572,397	562,502	9,895	1.8%
Other foreign revenues	216,211	195,633	20,578	10.5%
Revenues increased 4.5%, to $808.9 million for the three months ended December 31, 2020, as compared to $774.3 million for the same period in the prior year. This increase reflects growth in all business segments and favorable fluctuations in currencies. Growth in the Healthcare segment was primarily attributable to the impact of our recent acquisitions. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics.
Service revenues increased 5.6% for the three months ended December 31, 2020, as compared to the same period in the prior year, reflecting growth in all business segments. Consumable revenues increased by 12.4% for the three months ended December 31, 2020, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 5.5%, for the three months ended December 31, 2020, as compared to the same period in the prior year, reflecting declines in the Healthcare and Life Sciences segments. The Healthcare segment's decline was primarily due to reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. The Life Sciences segments's decline was primarily due to the timing of shipments.
Ireland revenues increased 26.0% to $20.3 million for the three months ended December 31, 2020, as compared to $16.1 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
United States revenues increased 1.8%, to $572.4 million for the three months ended December 31, 2020, as compared to $562.5 million for the same period in the prior year, reflecting growth in service and consumable revenues, which was partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations, increased 10.5%, to $216.2 million for the three months ended December 31, 2020, as compared to $195.6 million for the same period in the prior year. Growth within Canada and the Europe, Middle East & Africa ("EMEA") and Asia Pacific regions was partially offset by a decline in the Latin American region.

	Nine Months Ended December 31,
(dollars in thousands)	2020	2019	Change	Percent Change

Total revenues	$2,233,988	$2,207,904	$26,084	1.2%

Revenues by type:
Service revenues	1,218,062	1,198,708	19,354	1.6%
Consumable revenues	519,652	495,309	24,343	4.9%
Capital equipment revenues	496,274	513,887	(17,613)	(3.4)%

Revenues by geography:
Ireland revenues	51,779	46,405	5,374	11.6%
United States revenues	1,613,554	1,611,755	1,799	0.1%
Other foreign revenues	568,655	549,744	18,911	3.4%
Revenues increased 1.2%, to $2,234.0 million for the nine months ended December 31, 2020, as compared to $2,207.9 million for the same period in the prior year. The increase reflects organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharma Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. The Healthcare decline was partially offset by the impact of our recent acquisitions and the recognition of $14.6 million of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Service revenues increased 1.6% for the nine months ended December 31, 2020, as compared to the same period in the prior year, reflecting growth in the Applied Sterilization and Life Science segments, which was partially offset by decline in the Healthcare segment. Consumable revenues increased by 4.9% for the nine months ended December 31, 2020, as compared to the same period in the prior year, reflecting growth in the Life Sciences segment, which was partially offset by a decline in the Healthcare segment. Capital equipment revenues decreased 3.4% for the nine months ended December 31, 2020, as compared to to the same period in the prior year, reflecting decline in the Healthcare segment, which was partially offset by growth in the Life Sciences segment. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Ireland revenues increased 11.6% to $51.8 million for the nine months ended December 31, 2020, as compared to $46.4 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
United States revenues increased 0.1%, to $1,613.6 million for the nine months ended December 31, 2020, as compared to $1,611.8 million for the same period in the prior year, reflecting growth in service and consumable revenues, which was partially offset by a decline in capital equipment revenues. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Revenues from other foreign locations increased 3.4%, to $568.7 million for the nine months ended December 31, 2020, as compared to $549.7 million for the same period in the prior year. Growth within Canada and the EMEA and Asia Pacific regions was partially offset by a decline in the Latin American region.

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2019:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$172,433	$168,690	$3,743	2.2%
Service	173,428	162,663	10,765	6.6%
Total gross profit	$345,861	$331,353	$14,508	4.4%
Gross profit percentage:
Product	45.9%	46.4%
Service	40.0%	39.6%
Total gross profit percentage	42.8%	42.8%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Gross profit:
Product	$480,692	$469,532	$11,160	2.4%
Service	480,774	486,331	(5,557)	(1.1)%
Total gross profit	$961,466	$955,863	$5,603	0.6%
Gross profit percentage:
Product	47.3%	46.5%
Service	39.5%	40.6%
Total gross profit percentage	43.0%	43.3%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2021 remained flat at 42.8% compared to the gross profit percentage for the third quarter of fiscal 2020. The favorable impact of improved productivity (90 basis points), favorable pricing (70 basis points), and recent acquisitions (10 basis points), were offset by the unfavorable impact of incremental costs associated with COVID-19 (50 basis points) and mix and other (120 basis points).
Gross profit percentage for the first nine months of fiscal 2021 was 43.0% compared to the gross profit percentage for the first nine months of fiscal 2020 of 43.3%. The unfavorable impact of incremental costs associated with COVID-19 (70 basis points) and mix and other (40 basis points), exceeded the benefits of favorable pricing (60 basis points) and improved productivity (20 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2019:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$182,373	$172,927	$9,446	5.5%
Research and development	16,438	16,487	(49)	(0.3)%
Restructuring expenses	20	(448)	468	NM
Total operating expenses	$198,831	$188,966	$9,865	5.2%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Operating expenses:
Selling, general, and administrative	$510,250	$527,667	$(17,417)	(3.3)%
Research and development	48,812	48,321	491	1.0%
Restructuring expenses	110	667	(557)	NM
Total operating expenses	$559,172	$576,655	$(17,483)	(3.0)%

NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 5.5% in the third quarter of fiscal 2021 over the same prior year period, largely due to our recent acquisitions. SG&A decreased 3.3% in the first nine months of fiscal 2021, over the same prior year period. Volume and performance driven employee compensation costs and travel and meeting costs have declined in the fiscal 2021 periods over same prior year periods, as a result of the COVID-19 pandemic and measures we have taken in response to it.
Research and Development. Research and development expenses decreased 0.3% and increased 1.0% in the third quarter and first nine months of fiscal 2021, respectively over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2021, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Fiscal 2019 Restructuring Plan. Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $44.0 million related to these restructuring actions, of which $31.7 million was recorded as restructuring expenses and $12.3 million was recorded in cost of revenues, with a total of $34.1 million, $7.6 million and $0.7 million related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1.7 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations. Additional restructuring expenses related to this plan are not expected to be material to our results of operations. For additional information on restructuring see Note17 of our Consolidated Financial Statements, titled "Restructuring".
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$8,899	$9,813	$(914)
Interest income and miscellaneous expense	(1,299)	(1,378)	79
Non-operating expenses, net	$7,600	$8,435	$(835)

	Nine Months Ended December 31,
(dollars in thousands)	2020	2019	Change
Non-operating expenses, net:
Interest expense	$27,056	$30,702	$(3,646)
Interest income and miscellaneous expense	(4,776)	(2,163)	(2,613)
Non-operating expenses, net	$22,280	$28,539	$(6,259)
Interest expense decreased $0.9 million and $3.6 million during the third quarter and first nine months of fiscal 2021, respectively over the same prior year periods. These decreases were primarily due to lower interest rates on floating rate debt and an increased amount of capitalized interest expense. Interest (income) and miscellaneous expense changed by $0.1 million and $2.6 million, during the third quarter and first nine months of fiscal 2021, respectively over the same prior year periods, primarily due to movement on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2020 and December 31, 2019:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$24,842	$29,285	$(4,443)	(15.2)%
Effective income tax rate	17.8%	21.9%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2020	2019
Income tax expense	$71,294	$66,083	$5,211	7.9%
Effective income tax rate	18.8%	18.8%
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
The effective income tax rates for the three month periods ended December 31, 2020 and 2019 were 17.8% and 21.9%, respectively. The effective income tax rates for the nine month periods ended December 31, 2020 and 2019 were 18.8% and 18.8%, respectively. The fiscal 2021 effective tax rate for the current quarter decreased when compared to fiscal 2020, primarily due to an increase in favorable discrete items.
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

The following table compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2020 and 2019:

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2020	2019	2020	2019
Revenues:
Healthcare	$521,662	$509,222	$1,392,247	$1,440,237
Applied Sterilization Technologies	176,462	156,266	498,371	463,459
Life Sciences	110,800	108,773	343,370	304,208
Total revenues	$808,924	$774,261	$2,233,988	$2,207,904
Operating income (loss):
Healthcare	$115,412	$105,227	$302,565	$298,777
Applied Sterilization Technologies	81,626	65,468	222,416	198,889
Life Sciences	41,541	37,731	136,435	103,085
Corporate	(47,941)	(45,260)	(158,463)	(151,613)
Total operating income before adjustments	$190,638	$163,166	$502,953	$449,138
Less: Adjustments
Amortization of acquired intangible assets (1)	$23,194	$17,508	$62,649	$53,407
Acquisition and integration related charges (2)	11,563	1,721	13,984	5,585
Redomiciliation and tax restructuring costs (3)	296	487	850	3,274
(Gain) on fair value adjustment of acquisition related contingent consideration	(500)	—	(500)	—
Net loss on divestiture of businesses (1)	—	76	5	2,553
Amortization of inventory and property "step up" to fair value (1)	1,784	602	3,101	1,783
COVID-19 incremental costs (4)	7,251	—	20,460	—
Restructuring charges (5)	20	385	110	3,328
Total operating income	$147,030	$142,387	$402,294	$379,208
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled" Business Acquisitions and Divestitures" and our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation and tax restructuring.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to Note 17 titled, "Restructuring".

Healthcare revenues increased 2.4% to $521.7 million for the three months ended December 31, 2020, as compared to $509.2 million in the same prior year period. Consumables revenues grew 14.3%, as procedure volumes continued to rebound during our third fiscal quarter. Capital equipment revenue declined 4.9%, primarily due to reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. Service revenues remained essentially flat over both periods. Fluctuations in currencies and the impact from our recent acquisitions were favorable during the third quarter of fiscal 2021. Healthcare revenues decreased 3.3% to $1,392.2 million for the nine months ended December 31, 2020, as compared to $1,440.2 million in the same prior year period. This decrease reflects declines capital equipment, service and consumable revenues of 5.0%, 3.0% and 1.9%, respectively. The declines were primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. Fluctuations in currencies and the impact from our recent acquisitions were favorable during the first nine months of fiscal 2021. At December 31, 2020, the Healthcare segment’s backlog amounted to $215.5 million, representing a increase of 2.7%, as compared to the backlog of $209.9 million at December 31, 2019. December 31, 2020 backlog was impacted by the recognition of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Applied Sterilization Technologies segment revenues increased 12.9% to $176.5 million for the three months ended December 31, 2020, as compared to $156.3 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 7.5% to $498.4 million for the nine months ended December 31, 2020, as compared to $463.5 million for the same prior year period. The fiscal 2021 increases reflect organic growth and favorable fluctuations in currencies.
Life Sciences revenues increased 1.9% to $110.8 million for the three months ended December 31, 2020, as compared to $108.8 million for the same prior year period. This increase reflects growth in consumable and service revenues of 7.0% and 5.0%, respectively, which were partially offset by a 8.7% decline in capital equipment revenues. Life Sciences revenues increased 12.9% to $343.4 million for the nine months ended December 31, 2020, as compared to $304.2 million for the same prior year period. This increase reflects growth in consumable, service and capital equipment of 23.6%, 4.8% and 4.3%, respectively. The fiscal 2021 increases reflect growth due to demand from our pharma Customers focused on vaccines and biologics and favorable fluctuations in currencies. At December 31, 2020, the Life Sciences segment’s backlog amounted to $82.0 million, representing an increase of 14.5%, as compared to the backlog of $71.6 million at December 31, 2019.
The Healthcare segment’s operating income increased 9.7% to $115.4 million for the three months ended December 31, 2020, as compared to $105.2 million in the same prior year period. The Healthcare segment’s operating income increased 1.3% to $302.6 million for the nine months ended December 31, 2020, as compared to $298.8 million in the same prior year period. The segment's operating margins were 22.1% and 20.7% for the third quarter of fiscal 2021 and 2020, respectively. The segment's operating margins were 21.7% and 20.7% for the first nine months of fiscal 2021 and 2020, respectively. These increases in the fiscal 2021 periods were primarily due to favorable impact from our recent acquisitions and reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic. Employee compensation associated with the Healthcare segment was also reduced due to lower volumes and measures taken in response to the COVID-19 pandemic.
The Applied Sterilization Technologies segment's operating income increased 24.7% to $81.6 million for the three months ended December 31, 2020, as compared to $65.5 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 11.8% to $222.4 million for the nine months ended December 31, 2020, as compared to $198.9 million during the same prior year period. The segment's operating margins were 46.3% and 41.9% for the third quarter fiscal 2021 and 2020, respectively. The segment's operating margins were 44.6% and 42.9% for the first nine months of fiscal 2021 and 2020, respectively. These increases in the fiscal 2021 periods were primarily due to higher volumes and reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic.
The Life Sciences segment’s operating income increased 10.1% to $41.5 million for the three months ended December 31, 2020, as compared to $37.7 million in the same prior year period. The Life Sciences segment’s operating income increased 32.4% to $136.4 million for the nine months ended December 31, 2020, as compared to $103.1 million in the same prior year period. The segment's operating margins were 37.5% and 34.7% for the third quarter of fiscal 2021 and 2020, respectively. The segment's operating margins were 39.7% and 33.9% for the first nine months of fiscal 2021 and 2020, respectively. These increases in the fiscal 2021 periods were primarily due to higher volumes and favorable mix.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$501,785	$391,326
Net cash (used in) investing activities	$(1,035,903)	$(259,989)
Net cash provided by (used in) financing activities	$442,533	$(153,874)
Debt-to-total capital ratio	30.7%	25.2%
Free cash flow	$337,705	$238,064
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $501.8 million for the first nine months of fiscal 2021 and $391.3 million for the first nine months of fiscal 2020. The increase in cash from operations was primarily due to higher net income, working capital improvements and deferred tax payments under government COVID-19 relief programs.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $1,035.9 million for the first nine months of fiscal 2021 and $260.0 million for the first nine months of fiscal 2020. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2021 and fiscal 2020:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $164.5 million for the first nine months of fiscal 2021 and $153.6 million during the same prior year period. The fiscal 2021 increase was primarily due to expansion projects in the Applied Sterilization Technologies segment.
•Acquisitions of businesses, net of cash acquired – During the first nine months of fiscal 2021 and 2020, we used $869.4 million and $107.2 million, respectively for the purchases of businesses. For more information on our acquisitions, refer to Note 2 of our consolidated financial statements, titled "Business Acquisitions and Divestitures".
•Other – During the first nine months of fiscal 2021, we provided $2.4 million under borrowing agreements. For more information on these loan agreements, refer to Note 18 of our consolidated financial statements, "Loans Receivable".
Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $442.5 million for the first nine months of fiscal 2021 compared with net cash used in financing activities of $153.9 million for the first nine months of fiscal 2020. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2021 and fiscal 2020:
•Payments on long-term obligations – During the second quarter of fiscal 2021, we repaid $35.0 million of principal for private placement notes that matured in August 2020. For more information on our debt refer to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
•Proceeds from the issuance of long-term obligations – During the third quarter of fiscal 2021, we received proceeds of $550.0 million under our Term Loan. For more information refer to Note 5 of our consolidated financial statements, titled "Debt".
•Proceeds (payments) under credit facility, net – Net proceeds under credit facilities totaled $23.8 million in the first nine months of fiscal 2021 compared to net payments under credit facilities of $48.5 million in the first nine months of fiscal 2020.
•Deferred financing fees and debt issuance costs – During the first nine months of fiscal 2021, we paid $3.1 million for financing fees and debt issuance costs in connection with our Term Loan. During the first nine months of fiscal 2020, we paid $1.2 million for financing fees and debt issuance costs related to our Private Placement debt. For more information on our debt, refer to Note 5 of our consolidated financial statements, titled "Debt" or to our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020.
•Repurchases of ordinary shares – From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first nine months of fiscal 2021, we obtained 85,574 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.5 million. During the first nine months of fiscal 2020, we purchased of 205,059 of our ordinary shares in the aggregate amount of $30.0 million. During the first nine months of fiscal 2020, we obtained 100,124 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.3 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2021, we paid total cash dividends of $99.7 million, or $1.17 per outstanding share. During the first nine months of fiscal 2020, we paid total cash dividends of $91.6 million, or $1.08 per outstanding share.

•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2021, we received $2.3 million of contributions from noncontrolling interest holders and paid $0.6 million in distributions to noncontrolling interest holders. During the first nine months of fiscal 2021, we paid $3.5 million for the acquisition of a subsidiary's interests in noncontrolling interest. During the first nine months of fiscal 2020, we received $6.1 million of contributions from noncontrolling interest holders and paid $0.8 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2021 and fiscal 2020, we received cash proceeds totaling $26.0 million and $23.0 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $337.7 million in the first nine months of fiscal 2021 compared to $238.1 million in the first nine months of fiscal 2020 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow was primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Our debt-to-total capital ratio was 30.7% at December 31, 2020 and 25.2% at December 31, 2019.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2020, dated May 29, 2020. Our commercial commitments were approximately $76.5 million at December 31, 2020, reflecting a net decrease of $3.7 million in commercial commitments from March 31, 2020. We had $304.6 million of outstanding borrowings under the Credit Agreement as of December 31, 2020. We had $9.0 million of letters of credit outstanding under the Credit Agreement at December 31, 2020.
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
In this regard, we expect to fund the cash portion of the Cantel acquisition consideration and repay or otherwise satisfy a significant amount of Cantel’s existing debt obligations with approximately $2.0 billion of new debt. We have fully committed bridge financing and are working with our lenders and advisors on a long-term plan.
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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws about STERIS, Cantel and the proposed transaction. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. These forward-looking statements are based on current expectations, estimates or forecasts about our businesses, the industries in which we operate and current beliefs and assumptions of management and are subject to uncertainty and changes in circumstances. These statements are not guarantees of performance or results. Many important factors could affect actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. These risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:
•the failure to obtain Cantel stockholder approval of the proposed transaction;
•the possibility that the closing conditions to the proposed transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval and any conditions imposed on the combined entity in connection with consummation of the proposed transaction;
•delay in closing the proposed transaction or the possibility of non-consummation of the proposed transaction;
• the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected, including that the proposed transaction may not be accretive within the expected timeframe or to the extent anticipated;
•the occurrence of any event that could give rise to termination of the merger agreement;
•the risk that shareholder/stockholder litigation in connection with the proposed transaction may affect the timing or occurrence of the proposed transactions or result in significant costs of defense, indemnification and liability;
•risks related to the disruption of the proposed transaction to STERIS, Cantel and our respective managements;
•risks relating to the value of the STERIS shares to be issued in the transaction;
•the effect of announcement of the proposed transaction on our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties;
•the impact of the COVID-19 pandemic on STERIS’s or Cantel’s operations, performance, results, prospects, or value;
•STERIS’s ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”);
•operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation;

•STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated;
•changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes;
•the potential for increased pressure on pricing or costs that leads to erosion of profit margins;
•the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated;
•the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s or Cantel’s performance, results, prospects or value;
•the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs;
•the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s or Cantel’s products and services;
•the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services;
•the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s and Cantel’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s and Cantel’s respective Annual Reports on Form 10-K for the year ended March 31, 2020 and July 31, 2020, respectively, and other securities filings, may adversely impact STERIS’s and/or Cantel’s performance, results, prospects or value;
•the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and STERIS’s ability to respond to such impacts;
•the impact on STERIS, Cantel and their respective operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto;
•the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, or of restructuring plans will not be realized or will be other than anticipated;
•the effects of contractions in credit availability, as well as the ability of STERIS’s and Cantel’s Customers and suppliers to adequately access the credit markets when needed;
•STERIS’s ability to complete the acquisition of Cantel, including the fulfillment of closing conditions and obtaining financing, on terms satisfactory to STERIS or at all; and
•other risks described in STERIS’s and Cantel’s respective most recent Annual Reports on Form 10-K and other reports filed with the Securities and Exchange Commission.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2021, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2021. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company’s risk factors, you should carefully review the risk factors included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, except with regard to the risk factors set forth below related to the proposed acquisition of Cantel.

Risk or uncertainty	Discussion
Acquisition of Cantel Medical Corp.
Failure to complete the acquisition or delays in completion could negatively impact the price of our shares as well as our future business and financial results.	The definitive agreement to acquire Cantel (the “Merger Agreement”) contains a number of conditions that must be satisfied or waived prior to the completion of the acquisition, including, without limitation, regulatory approvals and the approval of the acquisition by Cantel’s stockholders. There can be no assurance that all of the conditions to the acquisition will be so satisfied or waived. If the conditions to the acquisition are not satisfied or waived, we will be unable to complete the acquisition and the Merger Agreement may be terminated. Furthermore, the delay in the fulfillment of such conditions could result in unanticipated expenditures of funds and other resources and/or reduce the benefits of the acquisition of Cantel, even if ultimately consummated.

If the acquisition is delayed or not completed for any reason, we may experience a variety of adverse impacts. These include, without limitation, potential negative impacts to the market price of our shares and potential negative reactions from Customers, employees, vendors, business partners and other third parties. Further, we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.
We will be subject to business uncertainties while the acquisition is pending, which could adversely affect our business.	Uncertainty about the effect of the acquisition on employees and Customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition is completed and for a period of time thereafter, and could cause Customers and others that deal with us or Cantel to seek to change those existing business relationships. In addition, the Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition.

We will incur significant transaction and merger-related costs in connection with the acquisition, which may be in excess of those anticipated.	We have incurred substantial expenses in connection with the negotiation and effectuation of the transactions contemplated by the Merger Agreement and we expect to continue to incur a number of associated non-recurring costs. These costs have been, and will continue to be, significant. Non-recurring costs for the time period prior to the completion of the acquisition will include, among others, fees paid to financial, legal and accounting advisors and filing fees. We will also incur costs related to formulating and implementing integration plans.

We will continue to assess the magnitude of these costs. Additional unanticipated costs may be incurred. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies’ businesses, will allow us to offset our costs over time, this net benefit may not be achieved or may not be achieved to the level expected.
The costs described above could have a material adverse effect on our financial condition and operating results. Many of these costs will be borne by us even if the acquisition is not completed.
We expect to incur a substantial amount of debt to complete the acquisition. Increased debt may limit our financial flexibility.
We expect to incur additional long-term debt (which may include debt incurred under term loan and/or “bridge” facilities and/or debt securities) for purposes of funding the payment of the cash portion of the acquisition consideration, the satisfaction of certain Cantel debt obligations, including those that may be accelerated or subject to put or conversion rights in connection with the acquisition, and the payment of certain related fees and expenses. The success of such efforts will depend on, among other things, our and Cantel’s financial position and performance, results of reviews by bond rating agencies, if any, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to execute such financing transactions on favorable terms or at all.

Our increased indebtedness could have important consequences to investors, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements and limit our ability to pay dividends or repurchase our stock; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, dividends, stock repurchases and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and putting us at a disadvantage compared to our competitors with less indebtedness.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of December 31, 2020, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first nine months of fiscal 2021, we obtained 85,574 of our ordinary shares in the aggregate amount of $9.5 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2021 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	—	$—	—	$333,932
November 1-30	—	—	—	333,932
December 1-31	—	$—	—	$333,932
Total	—	—	—	333,932
(1) Does not include 7 shares purchased during the quarter at an average price of $186.21 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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

2.2
Agreement and Plan of Merger, dated January 12, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp. (filed as Exhibit 2.1 to STERIS plc Form 8-K filed January 12, 2021 (Commission File No. 001-38848), and incorporated herein by reference).

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

10.1
Term Loan Agreement dated as of November 18, 2020 by and among STERIS plc, STERIS Corporation, Synergy Health Limited and STERIS Limited, each as a borrower and guarantor, and certain material subsidiaries of STERIS plc as guarantors, various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit to STERIS plc Form 8-K filed November 18, 2020 (Commission File No. 001-38848), and incorporated herein by reference).

10.2
Guarantor Joinder Agreement dated December 18, 2020 among KS Apollo Holdings Inc., KS Apollo LLC, and Key Surgical LLC, pursuant to Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3
Guarantor Joinder Agreement dated December 18, 2020 among KS Apollo Holdings Inc., KS Apollo LLC, and Key Surgical LLC pursuant to Term Loan Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4
Guarantor Supplement dated December 17, 2020 by KS Apollo Holdings Inc., KS Apollo LLC and Key Surgical LLC of Affiliate Guaranty dated March 5, 2019 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and Notes issues pursuant thereto.

10.5
Guarantor Supplement dated December 17, 2020 by KS Apollo Holdings Inc., KS Apollo LLC and Key Surgical LLC of Affiliate Guaranty dated March 5, 2019 of STERIS Corporation May 15, 2015 Note Purchase Agreements, as amended and restated, and Notes issues pursuant thereto.

10.6
Guarantor Supplement dated December 17, 2020 by KS Apollo Holdings Inc., KS Apollo LLC and Key Surgical LLC of Affiliate Guaranty dated March 5, 2019 of STERIS Limited January 23, 2017 Note Purchase Agreements, as amended and restated, and Notes issues pursuant thereto.

10.7
Voting Agreement, dated January 12, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC, Charles M. Diker, Mark N. Diker and Diker Management LLC, (filed as Exhibit 10.1 to STERIS plc Form 8-K filed January 12, 2021 (Commission File No. 001-38848), and incorporated herein by reference).

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
February 9, 2021