Form 10-K
period 2021-03-31
STERIS plc
filed 2021-05-28
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38848
STERIS plc
(Exact name of registrant as specified in its charter)

Ireland			98-1455064
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

70 Sir John Rogerson's Quay,	Dublin 2,	Ireland	D02 R296
(Address of principal executive offices)			(Zip code)
353 1 232 2000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading symbol(s)	Name of Exchange on Which Registered
Ordinary Shares, $0.001 par value	STE	New York Stock Exchange
2.700% Senior Notes due 2031	STE/31	New York Stock Exchange
3.750% Senior Notes due 2051	STE/51	New York Stock Exchange
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

The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September, 30, 2020 was $14,957.7 million.
The number of Ordinary Shares outstanding as of May 21, 2021: 85,369,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting – Part III

PART I
Throughout this Annual Report, references to STERIS plc, "STERIS," "us," or "our," mean STERIS Ireland and its subsidiaries for periods from and after the Redomiciliation and STERIS UK and its subsidiaries for periods prior to the Redomiciliation (as such terms are hereinafter defined), unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2021 ended on March 31, 2021.
ITEM 1.    BUSINESS
INTRODUCTION
STERIS plc is a leading provider of infection prevention and other procedural products and services. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services. During fiscal 2021, we experienced reduced demand for certain products and services resulting from the reduction of deferrable surgical procedures and increased demand for other products and services from our pharmaceutical Customers focused on vaccines and biologics and increased demand in the Applied Sterilization Technologies segment for personal protective equipment product services, as a result of the COVID-19 pandemic.

The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, have negatively affected and are expected to continue to negatively affect some of our operations, which may impact our financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand. To date, we do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. During fiscal 2021, in response to the to the pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility.We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We suspended all non-essential travel and enacted a temporary hiring freeze on certain positions. To manage liquidity, we suspended our stock repurchase program and deferred certain planned capital expenditures; however, we continued to invest in expansion projects as planned. We do not believe that these actions will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
While we have been impacted and expect this situation to continue to have an impact on our business, the full impact to our results of operations and financial position cannot be reasonably estimated at this time. For additional information and our risk factors related to the COVID-19 pandemic, please refer to Part I Item 1A titled, "Risk Factors".
On January 12, 2021, we announced the signing of a definitive agreement to acquire Cantel Medical Corp. (NYSE: CMD "Cantel"), through a U.S. subsidiary. Cantel is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. For additional information please refer to Item 7 titled, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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
HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment offers infection prevention and procedural products and services for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment. These offerings aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments. Our Healthcare segment also provides a range of products and managed services including: hospital sterilization services and instrument and scope repairs to acute care hospitals and other healthcare settings that aid our Customers in improving the safety, quality and productivity of their operations.
Products Offered. Our products include cleaning chemistries and sterility assurance products, accessories for GI procedures, washers, sterilizers and other pieces of capital equipment essential to the operations of a sterile processing department ("SPD") and equipment used directly in the operating room, including surgical tables, lights, equipment management services, and connectivity solutions.
Services Offered. Our Healthcare segment service associates install, maintain, upgrade, repair, and troubleshoot capital equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Our Healthcare segment also provides comprehensive instrument and endoscope repair and maintenance services (on-site or at one of our dedicated facilities), custom process improvement consulting and outsourced instrument sterile processing (on-site at the hospital and in off-site reprocessing centers).
Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2021, no Customer represented more than 10% of the Healthcare Product segment's total revenues.
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
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout the world. For the year ended March 31, 2021, no Customer represented more than 10% of the segment’s revenues.
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
Products Offered.  These products include formulated cleaning chemistries, barrier products, sterility assurance products, steam and vaporized hydrogen peroxide sterilizers and washer disinfectors.
Services Offered.  Our Life Sciences segment service associates install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime.
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2021, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2022. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as EO and cobalt-60, which are necessary to our AST operations. In addition, we have developed a plan to expand our irradiation processing capacity with accelerator-based technologies, which may reduce the potential supply risk.
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
As of March 31, 2021, we held approximately 450 United States patents and approximately 1,780 in other jurisdictions and had approximately 140 United States patent applications and 335 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2021, we had a total of approximately 1,670 trademark registrations worldwide.

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
Employees.  As of March 31, 2021, we had approximately 13,000 employees throughout the world including certain locations subject to collective bargaining agreements and works council representation. We believe we generally have good relations with our employees.
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
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2021, we had a backlog of $286.2 million. Of this amount, $206.3 million and $79.9 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2020, we had backlog orders of $242.5 million. Of this amount, $170.1 million and $72.4 million related to our Healthcare and Life Sciences segments, respectively.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2021. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	53	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	48	Senior Vice President and Chief Operating Officer
Mary Clare Fraser	51	Vice President and Chief Human Resources Officer
Julia K. Madsen	56	Senior Vice President, Life Sciences
Cary L. Majors	46	Senior Vice President, North America Commercial Operations
Walter M Rosebrough, Jr.	67	President and Chief Executive Officer
Renato G. Tamaro	52	Vice President and Corporate Treasurer
Michael J. Tokich	52	Senior Vice President and Chief Financial Officer
J. Adam Zangerle	54	Senior Vice President, General Counsel, and Corporate Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2021:
Karen L. Burton serves as Vice President, Controller and Chief Accounting Officer. She assumed this role in January 2017. She served as Vice President, Corporate Controller from May 2008 to January 2017.

Daniel A. Carestio serves as Senior Vice President and Chief Operating Officer. He assumed this role in August 2018. From February 2018 to August 2018 he served as Senior Vice President, Sterilization and Disinfection. From August 2015 to February 2018, he served as Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences. From 2011 to August 2015, he served as Vice President, Sales and Marketing for Isomedix Services and General Manager of Life Sciences. Mr. Carestio is also a director of STERIS plc.
Mary Clare Fraser serves as Vice President and Chief Human Resources Officer. She assumed this role when she joined STERIS in July 2020. From February 2003 to July 2020 she held various positions with Parker-Hannifin Corporation, a global motion control technologies company, serving most recently from September 2019 to July 2020, as Vice President Human Resources of its Aerospace Group, from March 2017 to September 2019 as its Corporate Director of Human Resources and from July 2013 to March 2017 as Vice President Human Resources of its Fluid Connectors Group.
Julia K. Madsen serves as Senior Vice President, Life Sciences. She assumed this role in July 2020. From August 2015 to July 2020 she served as Vice President and General Manager Life Sciences, Consumables and held various Life Sciences Consumables positions from 1995 to July 2015.
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
J. Adam Zangerle serves as Senior Vice President, General Counsel, and Corporate Secretary. He assumed this role in July 2018. From July 2013 to July 2018 he served as Vice President, General Counsel, and Secretary.
EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
Strategy and Overview
People are the key to our success, which is reflected in our two core Values of People and Teamwork. We are committed to the safety and success of our people. We expect the performance of every person to continually improve with personal initiative and proper support. We expect our people to treat each other with mutual respect. Our ideal business team is engaged, diverse, inclusive and talented, and we create programs and policies in support of these goals.
We believe unity of purpose and teamwork enables us to do far more than we could individually. We draw strength from each other and encourage communication with fairness, candor, respect and courage. Our collaboration turns interesting ideas into great products and services for our Customers.
Our senior management team and Board receive regular updates on our people, including data and metrics on retention, engagement and safety which are used to determine our human resources priorities, programs and training.
Employees by Segment
As of March 31, 2021, we had approximately 13,000 employees throughout the world including certain locations subject to collective bargaining agreements and works council representation. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2021	Fiscal 2020
Healthcare	8,529	8,352
Applied Sterilization Technologies	2,686	2,547
Life Sciences	868	837
Corporate	687	623
Total employees	12,770	12,359
Diversity
We recruit the best available people who are aligned with and embody our core Values. We are committed to equality, assessing candidates based on qualifications. We believe that our success is dependent on attracting and retaining people from a cross-section of our communities who understand their markets, and in doing so we continue to create a competitive advantage for STERIS.
Our success depends on our ability to attract and retain talented employees, and we intend to do so without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment, including hiring, compensation, training, promotions, transfers, or lay-offs, based on the job requirements and skills of the individuals and utilizing the principle of equal employment opportunity without discrimination. STERIS has annual training on Anti-Harassment, and has provided training on Creating and Inclusive Environment and Unconscious Bias.
Total directors and employee’s distribution by gender is shown in the table below:

	March 31, 2021		March 31, 2020
	Male	Female	Male	Female
Non-Executive Directors	6	2	5	2
Senior Managers	507	179	492	176
Other employees of the Company	8,420	3,970	8,019	3,905

Directors and United States employees by race is shown in the table below:

	March 31, 2021		March 31, 2020
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	75%	25%	71%	29%
Senior Managers	90%	10%	89%	11%
Other employees of the Company	68%	32%	67%	33%
(1) A minority person is defined as a person who identifies as American Indian/Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Island, or two or more races.
Health, Safety & Environment
We realize the importance of Health, Safety & Environment (HSE) to the well-being of our Customers, employees, community, the environment, and ultimately our shareholders. To that end, our HSE teams and management are committed to supporting HSE programs with ongoing involvement through our continuous improvement process. Our ultimate goal is to be an incident-free company. The cornerstone of this initiative is the belief that incidents result from unsafe acts or conditions, both of which are preventable. We apply the U.S. Occupational Safety and Health Administration recordkeeping practices worldwide. Key metrics for purposes of benchmarking performance include Total Recordable Cases (TRC) and Days Away From Work (DAFW) injury and illness incident rates, both of which are presented in the table below:

	STERIS plc		Industry Benchmarks (2)
	Fiscal 2021	Fiscal 2020	Average	Best in Class
Total Recordable Cases Rate (1)	0.91	1.48	2.5	1.28
Days Away From Work Rate (1)	0.37	0.45	1.25	0.42
(1) We apply the U.S. Occupational Safety and Health Administration (OSHA) recordkeeping practices worldwide. All rates are based on 100 full-time employees ("FTE") working one year. 100 FTEs equals 200,000 work hours. TRC includes work-related injuries or illnesses requiring medical attention beyond first-aid. DAWF includes work-related injuries or illnesses that cause an employee to be away from work at least one full day after the date of the incident.
(2) Our external benchmarks include the OSHA average and 1st Quartile injury/illness rates which are derived from the Bureau of Labor Statistics.
Employee Engagement and Development
We believe that engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include quarterly management meetings, a robust intranet for communication with our global teams and various communications efforts within each department. In addition, our global human resources team has programs focused on career development for employees at all levels.
Our employee turnover rate was 11% and 15% for fiscal 2021 and 2020, respectively and we are continuously working towards a goal of achieving 10% or under excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them and they must always be approved by executive management. Every year we encourage all associates to participate in our Employee Engagement Survey which is administered by a third party on a confidential basis. This process has been valuable in helping us recognize things we do well and foster an open conversation about how we can make STERIS an even better place to work. We are pleased to report that 89% and 86% of our people completed our 2021 and 2020 surveys, respectively. In our most recent survey, overall employee engagement was 77%, and the fourteen principal factors that we measure all improved since 2020, and have generally for a decade. The results indicate that the majority of our people are committed to serving our Customers, are proud to work for STERIS, and have confidence in the stability of our business.
We are committed to supporting the development of our people. Employees benefit from hands-on continuous improvement (Lean) training, a web-based learning management system, and STERIS University. In addition, we provide annual Code of Conduct training, Harassment Prevention training and other key, required training at all levels of the Company. In our manufacturing and service organizations, we provide training for employees who do not have the appropriate experience or background. This training is conducted through a combination of hands-on and module-based training. Our focus is on safety, quality and consistency in approach and outcome. As a Lean organization, we have created standard work instructions for many processes and refresher courses are offered regularly for existing employees. Where possible, we look to provide cross-training for employees looking to expand their knowledge or grow into new roles. We encourage all employees to create individual development plans and provide the support to assist in that effort.
Compensation and Benefits
Our total rewards offerings include an array of programs to support our employees' financial, physical, and mental well-being, including providing competitive salaries, variable performance pay, healthcare benefits, tuition assistance, paid time off, annual merit increases, and incentive plans based on the national norms of their employment. Total employee compensation is presented in the table below:

(in thousands)	Fiscal 2021	Fiscal 2020
Wages and salaries	$943,503	$905,972
Social security costs	58,695	56,019
Share based compensation expense	25,966	23,811
Pension and post-retirement benefits expense	26,944	23,899
Other, primarily employee benefits	79,927	81,186
Total employee costs	$1,135,035	$1,090,887
COVID-19 Pandemic
Early in calendar year 2020, we implemented several measures to help protect our workforce during the COVID-19 pandemic, including the following:
•Implemented work from home for those employees whose role supported it and put programs in place to support those who did not have the flexibility to work remotely.
•Implemented paid furlough at 100% salary for all employees underutilized due to the pandemic.
•In the U.S., provided pandemic-related paid-time-off for factory and field based personnel who could not work from home and supported COVID vaccination efforts by offering paid-time-off for vaccinations and arranging on-site vaccination clinics where supported by employee interest.
•Implemented additional cleaning protocols in all facilities, limited travel, and discontinued in person meetings where practical.
•Provided additional personal protective equipment for field-based personnel supporting critical care environments.
•Regularly communicated with employees with regional and global updates.

ITEM 1A.RISK FACTORS
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
LEGAL, REGULATORY AND TAX RISKS
Market Risks
Doing Business Internationally
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
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations. We have experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, we have experienced less demand for certain of our products and services as a result of deferrals of certain medical procedures, and other factors, which we believe was exacerbated by the impact of stay-at-home orders. Additionally, the COVID-19 outbreak has caused temporary disruptions in our supply chain.
Long-term facility closures or other restrictions could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Such restrictions also may have a substantial impact on our Customers and our sales cycles. The COVID-19 pandemic may put pressure on overall spending for our products and services, and may cause our Customers to modify spending priorities or delay or abandon purchasing decisions. Moreover, because a large number of our employees have been working from home, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.
The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, Customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe. Additionally, weak economic conditions, the pace for economic recovery, and raising inflation, could result in extended weak demand for our products and services. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
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
Our recent acquisitions have been financed largely through cash on hand and borrowings under our bank credit facilities and through public note offerings in early April of fiscal 2022. Future acquisitions, including the pending acquisition of Cantel Medical Corp ("Cantel"), or other capital requirements will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we have and may need to raise additional funds through new or expanded borrowing arrangements or equity. There can be no assurance that we will be able to obtain additional funds beyond those available under existing bank credit facilities on terms favorable to us, or at all, or that such facilities can be replaced when they terminate.
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
Tax and Trade Risk
We might be adversely impacted by tax legislation or challenges to our tax positions.
We are subject to the tax laws at the federal, state or provincial, and local government levels in the many jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate and cash flow. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows and our financial position or results of operations.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this new legislation and new changes have been proposed in the U.S. that could increase our total tax expense. We cannot predict the overall impact that the additional guidance and proposed changes may have on our business. Some jurisdictions have raised tax rates and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA, current economic conditions, and COVID-19 response costs.
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
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to assess and predict. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution or fulfillment centers), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change could materially adversely affect our business operations, financial position or results of operation.
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance and regulated materials or processes that we use in our operations may become the focus of litigation.

Our Applied Sterilization Technologies (“AST”) segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is Ethylene Oxide (“EO”) sterilization. In the United States, several regulators, including the U.S. Environmental Protection Agency (“EPA”), U.S. Food and Drug Administration (“FDA”), and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
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
RISKS RELATED TO THE PENDING ACQUISITION OF CANTEL MEDICAL, CORP.
The market price of STERIS Shares may continue to fluctuate after the mergers.
Upon completion of the mergers, holders of Cantel Common Stock will become holders of STERIS Shares. The market price of STERIS Shares may fluctuate significantly following completion of the mergers and holders could lose some or all of the value of their investment in STERIS Shares. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, the STERIS Shares, regardless of STERIS’s actual operating performance.
Failure to complete the mergers or delays could negatively impact the price of STERIS Shares, as well as STERIS’s respective future business and financial results.

The anticipated completion date of the mergers is June 2, 2021. However, the merger agreement contains conditions that remain to be satisfied or waived prior to the completion of the mergers. There can be no assurance that the remaining conditions to the mergers will be so satisfied or waived. If the conditions to the mergers are not satisfied or waived, STERIS and Cantel will be unable to complete the mergers and the merger agreement may be terminated. Furthermore, the delay in the fulfillment of such conditions could result in unanticipated expenditures of funds and other resources and/or reduce the benefits of the acquisition of Cantel, even if ultimately consummated.
The mergers may not be accretive, and may be dilutive, to STERIS’s earnings per share and cash flow from operations per share, which may negatively affect the market price of STERIS Shares.
The mergers may not be accretive, and may be dilutive, to STERIS’s earnings per share and cash flow from operations per share. Future events and conditions could decrease or delay any expected accretion, result in dilution or cause greater dilution than is currently expected, including adverse changes in market conditions, production levels, operating results, competitive conditions, laws and regulations affecting STERIS, capital expenditure obligations, higher than expected integration costs, lower than expected synergies and general economic conditions.
Any dilution of, or decrease or delay of any accretion to, STERIS’s earnings per share or cash flow from operations per share could cause the price of the STERIS Shares to decline.
STERIS will incur significant transaction and merger-related costs in connection with the mergers, which may be in excess of those anticipated.
STERIS has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement.
STERIS expects to continue to incur a number of non-recurring costs associated with completing the mergers and combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Most of the non-recurring expenses will consist of transaction costs related to the mergers and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, fees paid to banks and other financial institutions in conjunction with obtaining financing and other related costs, severance and benefit costs and filing fees.
STERIS will also incur transaction fees and costs related to formulating and implementing integration plans, costs to consolidate facilities and systems and employment-related costs. STERIS will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the mergers and the integration of the two companies’ businesses. Although STERIS expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow STERIS to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “The integration of Cantel into STERIS may not be as successful as anticipated” below.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of STERIS following the completion of the mergers.
Many of these costs will be borne by STERIS even if the mergers are not completed.
Lawsuits have been filed against Cantel, STERIS and the members of the Cantel Board of Directors challenging the adequacy of the disclosures made in the proxy statement/prospectus and an adverse ruling in one or more of these lawsuits may prevent the mergers from being completed.
Lawsuits arising out of the mergers have been filed and may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the mergers, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the mergers.
Completion of the mergers will trigger change in control or other provisions in certain agreements to which Cantel is a party.
Completion of the mergers will trigger change in control or other provisions in certain agreements to which Cantel is a party. To the extent STERIS and Cantel are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if STERIS and Cantel are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Cantel.
We will incur a substantial amount of additional debt to complete the mergers. Our debt after completion of the mergers may limit our financial and business flexibility.

We intend to fund the cash consideration of the merger consideration, as well as the refinancing, prepayment, replacement, redemption, repurchase, settlement upon conversion, discharge or defeasance of certain existing indebtedness of Cantel and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, through the incurrence of approximately $2.1 billion of new indebtedness, which includes $1.350 billion of senior notes issued April 1, 2021 and a new delayed draw term loan agreement in the amount of $750 million to be borrowed upon completion of the mergers. As of January 31, 2021, Cantel had approximately $1.0 billion of long-term indebtedness, including convertible debt, outstanding.
As of March 31, 2021, STERIS had approximately $1.7 billion of long-term indebtedness outstanding. STERIS’s ability to repay all the forgoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Our increased indebtedness after completion of the mergers could have important consequences to shareholders of STERIS Shares, including Cantel Stockholders who receive STERIS Shares as a result of the mergers, including increasing STERIS’s vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, including dividend payments and stock repurchases, limiting our flexibility in planning for, or reacting to, changes in its business and its industry and creating a disadvantage compared to our competitors with less indebtedness.
The integration of Cantel into STERIS may not be as successful as anticipated.
The mergers involve numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of Cantel’s internal control over financial reporting. Difficulties in integrating Cantel into STERIS may result in Cantel performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. STERIS’s and Cantel’s existing businesses could also be negatively impacted by the mergers. Potential difficulties that may be encountered in the integration process include, among other factors:

•the inability to successfully integrate the business of Cantel into STERIS in a manner that permits STERIS to achieve the full revenue and cost savings anticipated from the mergers;
•complexities associated with managing the larger, more complex, integrated business;
•not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the mergers;
•loss of key employees;
•integrating relationships with Customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the mergers and integrating Cantel’s operations into STERIS; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Our performance may suffer if we do not effectively manage our expanded operations following the mergers
Following completion of the mergers, our success will depend, in part, on our ability to manage the expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Cantel into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with Customers, vendors and business partners.
Even if STERIS and Cantel complete the mergers, we may fail to realize all of the anticipated benefits of the proposed mergers, or those benefits may take longer to realize than expected.
The success of the mergers will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses, including the approximately $110 million in annualized pre-tax cost synergies that we expect to realize within the first four fiscal years after the completion of the mergers. The anticipated benefits and cost savings of the mergers may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we made such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures, and policies. There could be potential unknown liabilities and unforeseen expenses associated with the mergers that were not discovered while performing due diligence.

Uncertainties associated with the mergers may cause a loss of management personnel and other employees, which could adversely affect the future business and operations of STERIS.
STERIS and Cantel are dependent on the experience and industry knowledge of their officers and other employees to execute their business plans. Each company’s success until the mergers and our success after the mergers will depend in part upon our ability to retain management personnel and other employees. Current and prospective employees may experience uncertainty about their roles following the mergers, which may have an adverse effect on our ability to attract or retain management and other personnel. Accordingly, no assurance can be given that we will be able to attract or retain management, personnel and other employees that we would have previously been able to attract or retain.
The market price of STERIS Shares may decline in the future as a result of the sale of the STERIS Shares held by former Cantel Stockholders or current STERIS Shareholders.
Based on the number of shares of Cantel Common Stock outstanding as of February 28, 2021, we expect to issue approximately 14,300,000 STERIS Shares to Cantel Stockholders in the mergers. Following their receipt of STERIS Shares as stock consideration in the mergers, former Cantel Stockholders may seek to sell STERIS Shares delivered to them. Other STERIS Shareholders may also seek to sell STERIS Shares held by them. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of STERIS Shares, may affect the market for, and the market price of, STERIS Shares in an adverse manner.
After completion of the mergers, we will record goodwill and other intangible assets that could become impaired and result in material non-cash changes to our results of operation in the future.
The mergers will be accounted for as an acquisition by STERIS in accordance with accounting principles generally accepted in the U.S., which is referred to as GAAP. Under the acquisition method of accounting, the assets and liabilities of Cantel and its subsidiaries will be recorded, as of completion, at their respective fair values and added to those of STERIS. Our reported financial condition and results of operations for periods after completion of the mergers will reflect Cantel balances and results after completion of the mergers but will not be restated retroactively to reflect the historical financial position or results of operations of Cantel and its subsidiaries for periods prior to the mergers.
Under the acquisition method of accounting, the total purchase price will be allocated to Cantel’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the mergers. The excess of the purchase price over those fair values will be recorded as goodwill. To the extent the value of goodwill or intangible becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2021. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates. In the following discussion “International” is defined as all countries other than Ireland and the United States.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
The Company owns 43 and leases 11 contact sterilization locations, utilized in the Applied Sterilization Technologies Segment that are located in major population centers and core distribution corridors throughout the Americas, Europe and Asia.
The Company operates over 90 locations representing sales, administrative and operational locations in the U.S. and over 20 other countries, the majority of which are leased and support one or multiple business segments. Operational locations are primarily comprised of service centers and distribution warehouses. Our locations are geographically spread to be in close proximity to our Customers to ensure timely delivery of products and services.
The Company owns and leases several material manufacturing locations that support one or more of our Healthcare, Applied Sterilization and Life Sciences segments, which are disclosed in the following table:

Location	U.S./INTL*	Leased/Owned
Montgomery, AL	U.S.	Owned/Leased
St. Louis, MO	U.S.	Owned/Leased
Mentor, OH	U.S.	Owned/Leased
Sharon Hill, PA	U.S.	Owned
Franklin Park, IL	U.S.	Leased
Point Richmond, CA	U.S.	Leased
Clemmons, NC	U.S.	Leased
Ontario, Canada	INTL	Leased
Quebec City, Canada	INTL	Owned
Tuusula, Finland	INTL	Owned/Leased
Bordeaux, France	INTL	Owned
Leicester, England	INTL	Owned/Leased
Shanghai, China	INTL	Leased
Guadalupe, Mexico	INTL	Leased
Bishop Stortford, England	INTL	Leased
* International includes all countries other than Ireland and the U.S.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in Item 7 of Part II, Management's Discussion and Analysis ("MD&A"), and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and is incorporated herein by reference thereto.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our ordinary shares are traded on the New York Stock Exchange under the symbol “STE.”
Holders. As of March 31, 2021, there were approximately 1,204 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of March 31, 2021, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During fiscal 2021, we obtained 91,567 of our ordinary shares in the aggregate amount of $9.6 million in connection with share based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of fiscal year 2021:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—		$—		—	$333,932
February 1-28	—		—		—	333,932
March 1-31	—		—		—	333,932
Total	—	(1)	$—	(1)	—	$333,932
(1) Does not include 8 shares purchased during the quarter at an average price of $184.59 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2021 (1)	2020 (1) (3)	2019 (2) (3)	2018 (2) (3)	2017 (2) (3)
Statements of Income Data:
Revenues	$3,107,519	$3,030,895	$2,782,170	$2,619,996	$2,612,756
Gross profit	1,343,100	1,319,996	1,174,986	1,092,746	1,026,213
Restructuring expenses	(2,914)	673	30,987	103	215
Income from continuing operations	548,368	537,046	411,024	399,883	226,206
Income taxes	120,663	90,895	64,283	63,360	74,015
Net income attributable to shareholders	397,400	407,659	303,721	290,915	109,965
Basic income per ordinary share:
Net income	$4.66	$4.81	$3.59	$3.42	$1.29
Shares used in computing net income per ordinary share – basic	85,203	84,778	84,577	85,028	85,473
Diluted income per ordinary share:
Net income	$4.63	$4.76	$3.55	$3.39	$1.28
Shares used in computing net income per ordinary share – diluted	85,898	85,641	85,468	85,713	86,094
Dividends per ordinary share	$1.57	$1.45	$1.33	$1.21	$1.09
Balance Sheets Data:
Working capital	$633,834	$720,429	$603,751	$591,195	$636,219
Total assets	6,574,471	5,440,867	5,088,283	5,200,334	4,924,455
Long-term indebtedness	1,650,540	1,150,521	1,183,227	1,316,001	1,478,361
Total liabilities	2,683,003	2,022,657	1,891,054	1,983,034	2,114,422
Total shareholders’ equity	3,880,990	3,405,362	3,189,242	3,205,960	2,798,602
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) As a result of our adoption of ASU 2017-07, prior year amounts on our Consolidated Statements of Income have been reclassified to retroactively apply the components of the net periodic benefit cost of our defined benefit pension plans and our other post-retirements benefit plan.
(3) The table reflects the change in accounting principle from the last-in, first-out method to the first-in, first-out method of accounting for inventory for fiscal years 2020 and 2019. Fiscal years 2018 and 2017 have not been adjusted to reflect the change. For more information see Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements.

.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
In Management’s Discussion and Analysis (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:
•what factors affect our business;
•what our earnings and costs were;
•why those earnings and costs were different from the year before;
•where our earnings came from;
•how this affects our overall financial condition;
•what our expenditures for capital projects were; and
•where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchase ordinary shares, pay cash dividends and fund future working capital needs.
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2021, 2020 and 2019 as well as Part I, Item 1A, “Risk Factors” and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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
Information on our financial condition and results of our operations for our 2020 fiscal year period can be found in Exhibit 99.1 titled, "Updates to the Company's Annual Report on Form 10-K for the year ended March 31, 2020", of our Form 8-K, filed with the SEC on February 9, 2021.

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
GENERAL OVERVIEW AND EXECUTIVE SUMMARY
STERIS plc is a leading provider of infection prevention and other procedural products and services. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services. During fiscal 2021, we experienced reduced demand for certain products and services resulting from the reduction of deferrable surgical procedures and increased demand for other products and services from our pharmaceutical Customers focused on vaccines and biologics and increased demand in the Applied Sterilization Technologies segment for personal protective equipment product services, as a result of the COVID-19 pandemic. For more information on the COVID-19 pandemic please refer to the subsection below, titled "COVID-19 Pandemic".

Acquisitions. On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is being integrated into our Healthcare segment. The total purchase price of the acquisition was $853.2 million, net of cash acquired, and remains subject to customary working capital adjustments.
On January 4, 2021, we purchased the remaining outstanding shares of an equity investment that we initially made in fiscal 2019. Total consideration was approximately $78.0 million, net of cash acquired and subject to any working capital adjustments. Total non-cash consideration for this transaction was $41.8 million, which consisted of the settlement of outstanding principal and interest on a loan receivable, the initial equity investment, and receivables related to capital equipment purchases that existed at the acquisition date. The business is being integrated into our Applied Sterilization Technologies business segment and we funded the transaction through a combination of cash on hand and credit facility borrowings.
We also completed two other tuck-in acquisitions during fiscal 2021, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $20.9 million, net of cash acquired and including deferred consideration of $1.2 million.
On January 12, 2021, we announced the signing of a definitive agreement to acquire Cantel Medical Corp. (NYSE: CMD "Cantel"), through a U.S. subsidiary. Cantel is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. Under the terms of the agreement, we will acquire Cantel in a cash and stock transaction valued at $84.66 per Cantel common share, based on STERIS’s closing share price of $200.46 on January 11, 2021. This represents a total equity value of approximately $3.6 billion and a total enterprise value of approximately $4.6 billion. The agreement has been unanimously approved by the Boards of Directors of both companies. We expect to fund the cash portion of the transaction consideration and repay or otherwise satisfy a significant amount of Cantel’s existing debt obligations with approximately $2.1 billion of new debt, which is described in Note 6 of our Consolidated Financial Statements, titled "Debt". Cantel shareholder vote and regulatory approvals have been obtained and the acquisition is expected to occur on June 2, 2021.
Divestitures. During fiscal 2021, we sold an Applied Sterilization Technologies laboratory that was located in the Netherlands. We recorded proceeds of $0.5 million, net of cash divested, and recognized a pre-tax loss on the sale of $2.0 million in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $6.0 million.
COVID-19 Pandemic. The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, have negatively affected and are expected to continue to negatively affect some of our operations, which may impact our financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand. To date, we do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. During fiscal 2021, in response to the to the pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility.We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We suspended all non-essential travel and enacted a temporary hiring freeze on certain positions. To manage liquidity, we suspended our stock repurchase program and deferred certain planned capital expenditures; however, we continued to invest in expansion projects as planned. We do not believe that these actions will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
Highlights.  Revenues increased $76.6 million, or 2.5%, to $3,107.5 million for the year ended March 31, 2021, as compared to $3,030.9 million for the year ended March 31, 2020. The increase reflects organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharmaceutical Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. The Healthcare decline was partially offset by the impact of our recent acquisitions and the recognition of $14.6 million of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").

Our gross profit percentage decreased slightly to 43.2% for fiscal 2021 as compared to 43.6% for fiscal 2020. The unfavorable impact of incremental costs associated with COVID-19 (60 basis points), unfavorable fluctuations in currencies (10 basis points) and mix and other adjustments (20 basis points), more than offset favorable pricing (50 basis points).
Fiscal 2021 operating income increased 2.1% to $548.4 million over fiscal 2020 operating income of $537.0 million. This increase was primarily attributable to higher gross margin attainment. Additional expenses from our recent acquisitions were partially offset by reduced selling, general, and administrative (“SG&A”) expenses during fiscal 2021, as certain expenses were suspended or decreased as a result of the COVID-19 pandemic.
Net cash flows from operations were $689.6 million and free cash flow was $450.9 million in fiscal 2021 compared to net cash flows from operations of $590.6 million and free cash flow of $380.2 million in fiscal 2020 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2021 increases in cash flows from operations and free cash flow were primarily due to working capital improvements, somewhat offset by higher capital expenditures.
Our debt-to-total capital ratio was 29.8% at March 31, 2021. During the year, we increased our quarterly dividend for the fifteenth consecutive year to $0.40 per share per quarter.
Outlook. In fiscal 2022 and beyond, we expect to continue to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services. In this regard, we are working diligently on the closing of our acquisition of Cantel Medical, which we continue to expect to occur on June 2, 2021.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to pay cash dividends, fund growth outside of core operations, fund future debt principal repayments, and repurchase shares. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2021 and 2020:

	Years Ended March 31,
(dollars in thousands)	2021	2020
Net cash flows provided by operating activities	$689,640	$590,559
Purchases of property, plant, equipment and intangibles, net	(239,262)	(214,516)
Proceeds from the sale of property, plant, equipment and intangibles	569	4,156
Free cash flow	$450,947	$380,199
RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2021 AS COMPARED TO FISCAL 2020
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2021 to the year ended March 31, 2020:

	Years Ended March 31,			Percent
(dollars in thousands)	2021	2020	Change	Change
Total revenues	$3,107,519	$3,030,895	$76,624	2.5%

Revenues by type:
Service revenues	1,663,979	1,628,107	35,872	2.2%
Consumable revenues	725,951	672,329	53,622	8.0%
Capital equipment revenues	717,589	730,459	(12,870)	(1.8)%

Revenues by geography:
Ireland revenues	71,905	63,821	8,084	12.7%
United States revenues	2,227,038	2,211,722	15,316	0.7%
Other foreign revenues	808,576	755,352	53,224	7.0%
Revenues increased $76.6 million, or 2.5%, to $3,107.5 million for the year ended March 31, 2021, as compared to $3,030.9 million for the year ended March 31, 2020. The increase reflects organic growth in the Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies, which were partially offset by a decline in the Healthcare segment. Growth in the Applied Sterilization Technologies segment was primarily due to increased volume. Growth in the Life Sciences segment was due to increased demand for our products and services from our pharmaceutical Customers focused on vaccines and biologics. The decline in the Healthcare segment was primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. The Healthcare decline was partially offset by the impact of our recent acquisitions and the recognition of $14.6 million of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Service revenues for fiscal 2021 increased $35.9 million, or 2.2% over fiscal 2020, reflecting growth in the Applied Sterilization Technologies and Life Sciences business segments, which was partially offset by decline in the Healthcare business segment. Consumable revenues for fiscal 2021 increased $53.6 million, or 8.0%, over fiscal 2020, reflecting growth in the Healthcare and the Life Sciences segments. Capital equipment revenues for fiscal 2021 decreased by $12.9 million, or 1.8%, over fiscal 2020, reflecting decline in the Healthcare segment which was partially offset by growth in the Life Sciences business segment. In the first quarter of fiscal 2021, we recognized $14.6 million of capital equipment revenues that were previously deferred (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Ireland revenues for fiscal 2021 were $71.9 million, representing an increase of $8.1 million, or 12.7%, over fiscal 2020 revenues of $63.8 million, reflecting growth in service, consumable and capital equipment revenues.
United States revenues for fiscal 2021 were $2,227.0 million, representing an increase of $15.3 million, or 0.7%, over fiscal 2020 revenues of $2,211.7 million, reflecting growth in consumable and service revenues, which were partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations for fiscal 2021 were $808.6 million, representing an increase of $53.2 million, or 7.0% over the fiscal 2020 revenues of $755.4 million, reflecting strength in Canada and the Europe, Middle East and Africa ("EMEA") and Asia Pacific regions, which were partially offset by decline in the Latin American region.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2021 to the year ended March 31, 2020:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Gross profit:		(as adjusted)*
Product	$678,464	$652,659	$25,805	4.0%
Service	664,636	667,337	(2,701)	(0.4)%
Total gross profit	$1,343,100	$1,319,996	$23,104	1.8%
Gross profit percentage:
Product	47.0%	46.5%
Service	39.9%	41.0%
Total gross profit percentage	43.2%	43.6%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage decreased slightly to 43.2% for fiscal 2021 as compared to 43.6% for fiscal 2020. The unfavorable impact of incremental costs associated with COVID-19 (60 basis points), unfavorable fluctuations in currencies (10 basis points), and mix and other adjustments (20 basis points), more than offset favorable pricing (50 basis points).
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2021 to the year ended March 31, 2020:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$731,320	$716,731	$14,589	2.0%
Research and development	66,326	65,546	780	1.2%
Restructuring expenses	(2,914)	673	(3,587)	NM
Total operating expenses	$794,732	$782,950	$11,782	1.5%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 2.0% in fiscal 2021 over fiscal 2020, largely due to our recent acquisitions. Volume and performance driven employee compensation costs and travel and meeting costs have declined in the fiscal 2021 as compared to fiscal 2020, as a result of the COVID-19 pandemic and measures we have taken in response to it.
Research and Development. Research and development expenses increased $0.8 million during fiscal 2021, as compared to fiscal 2020, due primarily to increased spending within the Healthcare Products segment. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2021, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $40.8 million related to these restructuring actions, of which $28.7 million was recorded as restructuring expenses and $12.1 million was recorded in cost of revenues, with a total of $33.9 million, $4.5 million and $0.7 million related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1.8 million. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2021 to the year ended March 31, 2020:

	Years Ended March 31,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$37,180	$40,279	$(3,099)
Interest income and miscellaneous expense	(6,345)	(1,987)	(4,358)
Non-operating expenses, net	$30,835	$38,292	$(7,457)
Interest expense decreased $3.1 million during fiscal 2021, as compared to fiscal 2020, primarily due to lower interest rates on floating rate debt and an increased amount of capitalized interest expensed (refer to our Note 6 to our consolidated financial statements, titled "Debt", for more information). Interest (income) and miscellaneous expense changed by $4.4 million primarily due to movement on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).
Additional information regarding our outstanding debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of this MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2021 and March 31, 2020:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2021	2020
		(as adjusted)*
Income tax expense	$120,663	$90,895	$29,768	32.7%
Effective income tax rate	23.3%	18.2%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.
The effective income tax rate for fiscal 2021 was 23.3% as compared to 18.2% for fiscal 2020. The fiscal 2021 effective tax rate increased when compared to fiscal 2020 primarily due to an increased percentage of profits earned and taxed in jurisdictions with a higher tax rate.
Business Segment Results of Operations. We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment offers infection prevention and procedural products and services for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment. The segment also provides a range of specialty services for healthcare providers including hospital sterilization services and instrument and scope repairs.
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

The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2021 to the year ended March 31, 2020. The March 31, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies".

	Years ended March 31,			Percent
(dollars in thousands)	2021	2020	Change	Change
Revenues:		(as adjusted)*
Healthcare	$1,954,055	$1,986,809	$(32,754)	(1.6)%
Applied Sterilization Technologies	685,912	627,147	58,765	9.4%
Life Sciences	467,552	416,939	50,613	12.1%
Total revenues	$3,107,519	$3,030,895	$76,624	2.5%
Operating income (loss):
Healthcare	427,089	420,709	6,380	1.5%
Applied Sterilization Technologies	310,648	270,917	39,731	14.7%
Life Sciences	180,796	144,088	36,708	25.5%
Corporate	(219,153)	(207,015)	(12,138)	5.9%
Total operating income before adjustments	$699,380	$628,699	$70,681	11.2%
Less: Adjustments
Amortization of acquired intangible assets (1)	83,892	71,675
Acquisition and integration related charges (2)	35,634	8,225
Redomiciliation and tax restructuring costs (3)	1,592	3,699
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(500)	—
Net loss (gain) on divestiture of businesses (1)	2,030	1,770
Amortization of inventory and property "step up" to fair value (1)	5,600	2,392
Restructuring charges (4)	(3,029)	3,143
COVID-19 incremental costs (5)	25,793	749
Total operating income	$548,368	$537,046
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.

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

Healthcare revenues decreased 1.6% in fiscal 2021, as compared to fiscal 2020, reflecting declines in capital equipment and service revenues of 4.7% and 3.2%, respectively, which were partially offset by an increase in consumable revenues of 5.0%. The declines in capital equipment and services revenues were primarily due to reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic and reduced capital spending by Customers in response to the uncertainty surrounding the COVID-19 pandemic. Fluctuations in currencies and the impact from our recent acquisitions were favorable during fiscal 2021. Consumable revenues increased during fiscal 2021, as procedure volumes continued to rebound during the second half of fiscal 2021. At March 31, 2021, the Healthcare segment’s backlog amounted to $206.3 million, increasing 21.3%, as compared to the backlog of $170.1 million at March 31, 2020. Fiscal 2021 backlog was impacted by the recognition of capital equipment revenues that were previously deferred, recorded in the first quarter of fiscal 2021 (for more information regarding this change refer to Note 1 of the consolidated statements, titled "Nature of Operations and Summary of Significant Accounting Policies").
Applied Sterilization Technologies revenues increased 9.4% in fiscal 2021, as compared to fiscal 2020. The increase reflects organic growth and favorable fluctuations in currencies.

Life Sciences revenues increased 12.1% in fiscal 2021, as compared to fiscal 2020, reflecting growth in consumable, capital equipment and service revenues of 15.6%, 13.8% and 5.0%, respectively. The increase reflects organic growth, favorable pricing, and favorable fluctuations in currencies. Life Sciences backlog at March 31, 2021 amounted to $79.9 million, increasing 10.3%, as compared to backlog of $72.4 million at March 31, 2020.
The Healthcare segment’s operating income increased $6.4 million to $427.1 million in fiscal year 2021, as compared to $420.7 million in fiscal year 2020. The segment's operating margins were 21.9% for fiscal year 2021 and 21.2% for fiscal year 2020. The increases in the fiscal 2021 period were primarily due to favorable impact from our recent acquisitions and reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic. Employee compensation associated with the Healthcare segment was also reduced due to lower volumes and measures taken in response to the COVID-19 pandemic.
The Applied Sterilization Technologies segment’s operating income increased $39.7 million to $310.6 million in fiscal year 2021, as compared to $270.9 million in fiscal year 2020. The Applied Sterilization Technologies segment's operating margins were 45.3% for fiscal year 2021 and 43.2% for fiscal year 2020. The increases in the fiscal 2021 period were primarily due to higher volumes and reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic.
The Life Sciences business segment’s operating income increased $36.7 million to $180.8 million in fiscal year 2021, as compared to $144.1 million in fiscal year 2020. The segment’s operating margins were 38.7% for fiscal year 2021 and 34.6% for fiscal year 2020. These increases in the fiscal 2021 period were primarily due to higher volumes and favorable mix.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2021 and 2020:

	Years Ended March 31,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$689,640	$590,559
Net cash used in investing activities	(1,154,159)	(319,735)
Net provided by (cash used) in financing activities	345,620	(163,146)
Debt-to-total capital ratio	29.8%	25.3%
Free cash flow	$450,947	$380,199
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $689.6 million for the year ended March 31, 2021, compared to $590.6 million for the year ended March 31, 2020. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2021 and 2020:
•Net cash provided by operating activities increased in fiscal 2021 by 16.8%, as compared to fiscal 2020, primarily due to working capital improvements and deferred tax payments under government COVID-19 relief programs.
Net Cash Used In Investing Activities – The net cash used in our investing activities was $1,154.2 million for the year ended March 31, 2021, compared to $319.7 million for the year ended March 31, 2020. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2021 and 2020:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $239.3 million and $214.5 million for fiscal 2021 and 2020, respectively. The fiscal 2021 increase was primarily due to expansion projects in the Applied Sterilization Technologies segment.
•Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2021 and 2020 we received $0.6 million and $4.2 million, respectively, for proceeds from the sale of property, plant, equipment and intangibles. The majority of the fiscal 2021 proceeds were related the sale of a manufacturing facility located in Brazil. The majority of the fiscal 2020 proceeds were related to the sale of Healthcare Products facilities that were located in the U.K.
•Proceeds from the sale of business – During fiscal 2021 and 2020 we received $0.5 million and $0.4 million, respectively, for proceeds from the sale of certain non-core businesses. For more information, refer to our Note 18 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".
•Purchases of investments – During fiscal 2021, we purchased an equity investment for $4.4 million.
•Investments in business, net of cash acquired – During fiscal 2021 and 2020, we used $909.2 million and $109.8 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 18 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

•Other – During fiscal 2021, we provided approximately $2.4 million under borrowing agreements. For more information on these agreements refer to our Note 18 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".
Net Cash Provided By (Used In) Financing Activities – Net cash provided by financing activities was $345.6 million for the year ended March 31, 2021, compared to net cash used in financing activities of $163.1 million for the year ended March 31, 2020. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2021 and 2020:
•Payments on long-term obligations – During the second quarter of fiscal 2021, we repaid $35.0 million of principal for private placement notes that matured in August 2020. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".
•(Payments) proceeds under credit facilities, net – At the end of fiscal 2021, $247.4 million of debt was outstanding under our bank credit facility, compared to $275.4 million of debt outstanding under this facility at the end of fiscal 2020. We provide additional information about our bank credit facility in Note 6 to our consolidated financial statements titled, “Debt”.
•Proceeds from the issuance of long-term obligations – During the third quarter of fiscal 2021, we received proceeds of $550.0 million under our Term Loan. On March 19, 2021, we entered into a new term loan agreement which provided for a $550.0 million term loan facility (the “New Term Loan”), which replaced the November 2020 Term Loan agreement. For more information refer to Note 6 of our consolidated financial statements, titled "Debt".
•Deferred financing fees and debt issuance costs – During fiscal 2021 and fiscal 2020, we paid $12.8 million and $1.3 million, respectively for financing fees and debt issuance costs. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".
•Repurchases of shares – From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. During fiscal 2021 we obtained 91,567 of our ordinary shares in connection with our stock-based compensation award programs in the amount of $9.6 million. During fiscal 2020, we purchased 273,259 of our ordinary shares in the aggregate amount of $40.0 million. We also obtained 122,884 of our ordinary shares in connection with our stock-based compensation award programs in the amount $11.2 million. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, “Repurchases of Ordinary Shares.”
•Acquisition related deferred or contingent consideration – During fiscal 2021 and 2020 we paid $2.4 million and $0.6 million, respectively, in acquisition related deferred or contingent consideration. For more information, refer to our Note 18 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".
•Cash dividends paid to ordinary shareholders – During fiscal 2021, we paid cash dividends totaling $133.8 million or $1.57 per outstanding share. During fiscal 2020, we paid cash dividends totaling $123.0 million or $1.45 per outstanding share.
•Transactions with noncontrolling interest holders – During fiscal 2021, we received $2.3 million of contributions from noncontrolling interest holders and paid $4.1 million in distributions to noncontrolling interest holders. During fiscal 2020, we received $6.1 million of contributions from noncontrolling interest holders and paid $1.2 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2021 and fiscal 2020, we received cash proceeds totaling $26.7 million and $34.7 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $450.9 million in fiscal 2021, compared to $380.2 million in fiscal 2020. The fiscal 2021 increase in free cash flow was primarily due to working capital improvements, somewhat offset by higher capital expenditures.
Our debt-to-total capital ratio was 29.8% at March 31, 2021 and 25.3% at March 31, 2020.
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

Sources of Credit.  Our sources of credit as of March 31, 2021 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2021 Amounts Outstanding	March 31, 2021 Amounts Available
Sources of Credit
Private placement	$860,308	$—	$860,308	$—
New Term loan	550,000	—	550,000	—
Revolving Credit Agreement (1)	1,250,000	9,824	247,423	992,753
Total Sources of Credit	$2,660,308	$9,824	$1,657,731	$992,753
(1) At March 31, 2021, there was $9.8 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2021 are summarized below:
•On March 19, 2021, STERIS plc ("the Company"), STERIS Corporation, STERIS Limited (“Limited”), and STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,250 million revolving credit facility (the “Revolver”), which replaced a prior revolving credit agreement.
•The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625 million in the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of the Company, as defined in the Credit Agreement. Base Rate Advances are payable quarterly in arrears and Eurocurrency Rate Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies.
•On March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative agent (the “Term Loan Agreement”) providing for a $550 million term loan facility (the “Term Loan”), which replaced an existing term loan agreement, dated as of November 18, 2020 (the “Existing Term Loan Agreement”). The proceeds of the Term Loan were used to refinance the Existing Term Loan Agreement.
•The Term Loan matures on the date that is five years after March 19, 2021 (the “Term Loan Closing Date”). No principal payments are due on the Term Loan for the period beginning from the first full fiscal quarter ended after the Term Loan Closing Date to and including the fourth full fiscal quarter ended after the Term Loan Closing Date. For the period beginning from the fifth full fiscal quarter ended after the Term Loan Closing Date to and including the twelfth full fiscal quarter ended after the Term Loan Closing Date, quarterly principal payments, each in the amount of 1.25% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. For the period beginning from the thirteenth full fiscal quarter ended after the Term Loan Closing Date through the maturity of the loan, quarterly principal payments, each in the amount of 1.875% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. The remaining unpaid principal is due and payable on the maturity date.
•The Term Loan bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Term Loan Agreement, plus the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Term Loan Agreement. Base Rate Advances are payable quarterly in arrears and Eurocurrency Rate Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.
•Also on March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a delayed draw term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Delayed Draw Term Loan Agreement”) providing for a delayed draw term loan facility of up to $750 million (the “Delayed Draw Term Loan”) in connection with STERIS’s proposed acquisition of Cantel Medical Corp. (“Cantel”). The Delayed Draw Term Loan will be funded by the lenders upon the satisfaction of certain conditions, including the concurrent consummation of the acquisition (the “Acquisition Closing Date”). The proceeds of the Delayed Draw Term Loan are expected to be used, together with the proceeds from other new indebtedness, to fund the cash consideration for the acquisition, as well as for various other items.
•The Delayed Draw Term Loan matures on the date that is five years after the Acquisition Closing Date. No principal payments are due on the Delayed Draw Term Loan for the period beginning from the first full fiscal quarter ended after the Acquisition Closing Date to and including the fourth full fiscal quarter ended after the Acquisition Closing Date. For the period beginning from the fifth full fiscal quarter ended after the Acquisition Closing Date to and including the twelfth full fiscal quarter ended after the Acquisition Closing Date, quarterly principal payments, each in the amount of 1.25% of the original principal amount of the Delayed Draw Term Loan, are due on the last business day of each fiscal quarter. For the period beginning from the thirteenth full fiscal quarter ended after the Acquisition Closing Date through the maturity of the loan, quarterly principal payments, each in the amount of 1.875% of the original principal amount of the Delayed Draw Term Loan, are due on the last business day of each fiscal quarter. The remaining unpaid principal is due and payable on the maturity date.
•The Delayed Draw Term Loan bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Delayed Draw Term Loan Agreement, plus the Applicable Margin, as defined in the Delayed Draw Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of the Company, as defined in the Delayed Draw Term Loan Agreement. Interest on borrowings made at the Base Rate (“Base Rate Advances”) is payable quarterly in arrears and interest on borrowings made at the Eurocurrency Rate (“Eurocurrency Rate Advances”) is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. There is no premium or penalty for prepayment of Base Rate Advances, but prepayments of Eurocurrency Rate Advances are subject to a breakage fee.
Our outstanding Private Placement Senior Notes at March 31, 2021 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2021
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	70,426
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	23,475
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	61,863
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	22,302
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	41,242
Total Senior Notes			$860,308
The Private Placement Senior Notes were issued as follows:
•On February 27, 2017, Limited issued and sold an aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million, of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•On May 15, 2015, STERIS Corporation issued and sold $350.0 million of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 years to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•In December 2012, and in February 2013 STERIS Corporation issued and sold $200.0 million of senior notes, in a private placements to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.

•All of the note agreements for the senior notes were amended in March 2019, in connection with the Redomiciliation. The amendments waived certain repurchase rights for of the note holders and increased the size of certain baskets to more closely align with other than current credit agreement baskets.
•In addition, STERIS's STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo") subsidiary issued $1.35 billion of 10 year and 30 year registered senior notes on April 1, 2021 (the "Senior Public Notes").
•On March 19, 2021, STERIS Corporation as issuer, and the Company, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as Issuer, and the Company, STERIS Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provide for, among other things, the netting of cash proceeds received from qualifying capital markets events under certain circumstances for purposes of calculating the leverage ratio financial covenant.
As of March 31, 2021, a total of $247.4 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2021. At March 31, 2021, we had $992.8 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2021, there was $9.8 million in letters of credit outstanding under the Credit Agreement. As of March 31, 2021, $550.0 million was outstanding under the Term Loan.
At March 31, 2021, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 6 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2021, our capital expenditures amounted to $239.3 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2022, we plan to continue to invest in facility expansions, particularly within the Applied Sterilization Technologies segment and in ongoing maintenance for existing facilities.
CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2021, we had commitments under non-cancelable operating leases totaling $195.1 million.

Our contractual obligations and commercial commitments as of March 31, 2021 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2022	2023	2024	2025	2026 and thereafter	Total
Contractual Obligations:
Debt	$—	$118,500	$27,500	$121,250	$1,390,481	$1,657,731
Operating leases	28,675	24,593	19,160	16,052	106,593	195,073
Purchase obligations	119,824	90,932	—	—	—	210,756
Benefit payments under defined benefit plans	5,137	5,731	5,388	5,543	36,672	58,471
Trust assets available for benefit payments under defined benefit plans	(5,137)	(5,731)	(5,388)	(5,543)	(36,672)	(58,471)
Benefit payments under other post-retirement benefits plans	1,327	1,198	1,072	969	4,089	8,655
Expected contributions to defined benefit plans	3,954	1,991	—	—	—	5,945
Total Contractual Obligations	$153,780	$237,214	$47,732	$138,271	$1,501,163	$2,078,160
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

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2022	2023	2024	2025	2026 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	$61,060	$3,569	$440	$1,466	$780	$67,315
Letters of credit as security for self-insured risk retention policies	11,807	—	—	—	—	11,807
Total Commercial Commitments	$72,867	$3,569	$440	$1,466	$780	$79,122
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
STERIS plc (STERIS) and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively Guarantors), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), a wholly-owned subsidiary issuer, under Senior Public Notes issued by STERIS Irish FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees will be senior unsecured obligations of STERIS Irish FinCo and the Guarantors, respectively, and will be equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the credit facilities.
All of the liabilities of non-guarantor direct and indirect subsidiaries of STERIS, other than STERIS Irish FinCo, STERIS Limited and STERIS Corporation, including any claims of trade creditors, will be effectively senior to the Senior Public Notes.
STERIS Irish FinCo’s main objective and source of revenues and cash flows is the provision of short- and long-term financing for the activities of STERIS plc and its subsidiaries.

The ability of our subsidiaries to pay dividends, interest and other fees to the Issuer and ability of the Issuer and Guarantors to service the Senior Notes may be restricted by, among other things, applicable corporate and other laws and regulations as well as agreements to which our subsidiaries are or may become a party.
The following is a summary of these guarantees:
Guarantees of Senior Notes
•Parent Company Guarantor – STERIS plc
•Subsidiary Issuer – STERIS Irish FinCo Unlimited Company
•Subsidiary Guarantor – STERIS Limited
•Subsidiary Guarantor – STERIS Corporation
The guarantee of a Guarantor will be automatically and unconditionally released and discharged:
•in the case of a Subsidiary Guarantor, upon the sale, transfer or other disposition (including by way of consolidation or merger) of such Subsidiary Guarantor, other than to the Parent or a subsidiary of the Parent and as permitted by the indenture;
•in the case of a Subsidiary Guarantor, upon the sale, transfer or other disposition of all or substantially all the assets of such Subsidiary Guarantor, other than to the Parent or a subsidiary of the Parent and as permitted by the indenture;
•in the case of a Subsidiary Guarantor, at such time as such Subsidiary Guarantor is no longer a borrower under or no longer guarantees any Material Credit Facility (subject to restatement in specified circumstances);
•upon the legal defeasance or covenant defeasance of the notes or the discharge of the Issuer’s obligations under the indenture in accordance with the terms of the indenture;
•as described in accordance with the terms of the indenture; or
•in the case of the Parent, if the Issuer ceases for any reason to be a subsidiary of the Parent; provided that all guarantees and other obligations of the Parent in respect of all other indebtedness under any Material Credit Facility of the Issuer terminate upon the Issuer ceasing to be a subsidiary of the Parent; and
•upon such Guarantor delivering to the trustee an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the indenture relating to such transaction or release have been complied with.
The obligations of each Guarantor under its guarantee are expressly limited to the maximum amount that such Guarantor could guarantee without such guarantee constituting a fraudulent conveyance. Each Guarantor that makes a payment under its guarantee will be entitled upon payment in full of all guaranteed obligations under the indenture to a contribution from each Guarantor in an amount equal to such other Guarantor’s pro rata portion of such payment based on the respective net assets of all the Guarantors at the time of such payment determined in accordance with GAAP.
The following tables present summarized results of operations for the twelve months ended March 31, 2021 and summarized balance sheet information at March 31, 2021 for the obligor group of the Senior Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Twelve Months Ended
March 31,
2021

Revenues	$1,542,738
Gross profit	941,179
Operating costs arising from transactions with non-issuers and non-guarantors - net	380,042
Income from operations	443,046
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	(134,138)
Net income	$727,636

Summarized Balance Sheet Information
( in thousands)
March 31,
2021
Receivables due from non-issuers and non-guarantor subsidiaries	$14,102,215
Other current assets	348,937
Total current assets	$14,451,152

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,091,809
Goodwill	94,979
Other non-current assets	207,240
Total non-current assets	$1,394,028

Payables due to non-issuers and non-guarantor subsidiaries	$15,549,831
Other current liabilities	128,665
Total current liabilities	$15,678,496

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,203,274
Other non-current liabilities	1,695,772
Total non-current liabilities	$2,899,046
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2021 assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
Inventories and Reserves. Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead.
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

Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2021 and 2020 was $23.3 million and $23.2 million, respectively.
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

Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2021 projected benefit obligations and the fiscal 2021 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Funded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2021
Benefit obligations:
Discount rate	2.10%	0.90%	0.35%	1.60%	0.80%	2.15%	2.50%
Assumptions used to determine fiscal 2021
Net periodic benefit costs:
Discount rate	2.40%	1.60%	0.70%	1.50%	1.75%	2.15%	3.00%
Expected return on plan assets	3.50%	1.60%	0.70%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2021 benefit costs by less than $0.1 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2021 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $12.6 million at March 31, 2021.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7.0% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2021:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	3	(3)

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
Share-based compensation expense was $26.0 million in fiscal 2021, $23.8 million in fiscal 2020 and $24.0 million in fiscal 2019. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws about STERIS, and the acquisition of Cantel. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. These forward-looking statements are based on current expectations, estimates or forecasts about our businesses, the industries in which we operate and current beliefs and assumptions of management and are subject to uncertainty and changes in circumstances. These statements are not guarantees of performance or results. Many important factors could affect actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. These risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:
•the failure to obtain Cantel stockholder approval of acquisition of Cantel;
•the possibility that the closing conditions to the acquisition of Cantel may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval and any conditions imposed on the combined entity in connection with consummation of the acquisition of Cantel;
•delay in closing the acquisition of Cantel or the possibility of non-consummation of the acquisition of Cantel;
•the risk that the cost savings and any other synergies from the acquisition of Cantel may not be fully realized or may take longer to realize than expected, including that the acquisition of Cantel may not be accretive within the expected timeframe or to the extent anticipated;
•the occurrence of any event that could give rise to termination of the merger agreement;
•the risk that shareholder/stockholder litigation in connection with the acquisition of Cantel may affect the timing or occurrence of the acquisition of Cantel or result in significant costs of defense, indemnification and liability;
•risks related to the disruption of the acquisition of Cantel to STERIS, Cantel and our respective managements;
•risks relating to the value of the STERIS shares to be issued in the transaction;
•the effect of announcement of the acquisition of Cantel on our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties;
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
•the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s and Cantel’s businesses, industry or initiatives including, without limitation, those matters described in this Form 10-K, and other securities filings, may adversely impact STERIS’s and/or Cantel’s performance, results, prospects or value;
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2021, we had $860.3 million in fixed rate senior notes outstanding. As of March 31, 2021, we had $247.4 million in outstanding borrowings under our Credit Agreement which are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our Consolidated Financial Statements titled, “Debt.”
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
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2021, we held a foreign currency forward contract to buy 41.5 million British pounds.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2021, we held commodity swap contracts to buy 768.0 thousand pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventories to the first-in, first-out (“FIFO”) method in the fourth quarter of fiscal year 2021, with retrospective application to all periods presented.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter	Uncertain Tax Positions
As discussed in Note 8 to the consolidated financial statements, the Company received two notices of proposed tax adjustments from the U.S. Internal Revenue Service (the “IRS”) regarding deemed dividend inclusions and associated withholding tax for fiscal year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50 million. The Company believes it is more-likely-than-not that they will be able to sustain the tax benefit recognized in the U.S. and has not recorded a liability for an uncertain tax position related to this matter.
Auditing management’s analysis of tax positions related to the lack of deemed dividend inclusions and associated withholding tax was challenging as the analysis is highly judgmental due to complex interpretations of tax laws and legal rulings. This tax position must be evaluated, and there may be uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity.
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
Our audit procedures included, among others, involving income tax subject matter resources to assess the technical merits of the Company’s tax positions related to the deemed dividend inclusions and associated withholding tax. We assessed the Company’s correspondence with the relevant tax authorities and evaluated income tax opinions and other third-party advice obtained by the Company. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and we tested the accuracy of the calculations performed. We also evaluated the adequacy of the Company’s disclosures included in Note 8 to the consolidated financial statements in relation to these matters.

Description of the Matter	Valuation of customer relationships intangible asset related to the Key Surgical acquisition
As discussed in Note 18 to the consolidated financial statements, on November 18, 2020, the Company acquired all of the outstanding units and equity of Key Surgical, LLC (“Key Surgical”) for $853 million, net of cash acquired. The acquisition of Key Surgical has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired, liabilities assumed and noncontrolling interests be recognized at their respective fair values as of the acquisition date. The Company preliminarily allocated $315 million of the purchase price to the fair value of the acquired customer relationships intangible asset. The purchase price allocation for Key Surgical is preliminary. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed.
Auditing management’s preliminary valuation of the customer relationships intangible asset in the Key Surgical acquisition was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair value of the customer relationships intangible asset under an income approach using discounted cash flows. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, forecasted profit margins, and customer attrition rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for the customer relationships intangible asset, including controls over management’s review of the significant assumptions in the determination of fair value under the income approach.
To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company's selection of the valuation method, testing significant assumptions used by the Company and testing the completeness and accuracy of the underlying data. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible asset and compared the significant assumptions to current industry, market and economic trends, and historical results of the acquired business. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company to determine the preliminary fair value estimate of the customer relationship intangible asset, including the forecasted revenue growth rates, forecasted profit margins, and customer attrition rate.

We have served as the Company’s auditor since 1989.

/s/ Ernst & Young LLP
Cleveland, Ohio
May 28, 2021

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2021	2020
Assets		(as adjusted)*
Current assets:
Cash and cash equivalents	$220,531	$319,581
Accounts receivable (net of allowances of $11,355 and $12,051, respectively)	609,406	586,481
Inventories, net	315,067	263,544
Prepaid expenses and other current assets	66,750	54,430
Total current assets	1,211,754	1,224,036
Property, plant, and equipment, net	1,235,400	1,111,855
Lease right-of-use assets, net	150,142	131,837
Goodwill	3,026,049	2,356,085
Intangibles, net	898,406	565,473
Other assets	52,720	51,581
Total assets	$6,574,471	$5,440,867
Liabilities and equity
Current liabilities:
Accounts payable	$156,950	$149,341
Accrued income taxes	27,561	14,013
Accrued payroll and other related liabilities	150,078	128,261
Lease obligations due within one year	22,774	19,809
Accrued expenses and other	220,557	192,183
Total current liabilities	577,920	503,607
Long-term indebtedness	1,650,540	1,150,521
Deferred income taxes, net	236,860	164,069
Long-term lease obligations	129,673	114,114
Other liabilities	88,010	90,346
Total liabilities	$2,683,003	$2,022,657
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 85,353 and 84,924 ordinary shares issued and outstanding, respectively	2,002,825	1,982,164
Retained earnings	1,939,408	1,658,661
Accumulated other comprehensive (loss)	(61,243)	(235,463)
Total shareholders’ equity	3,880,990	3,405,362
Noncontrolling interests	10,478	12,848
Total equity	3,891,468	3,418,210
Total liabilities and equity	$6,574,471	$5,440,867
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2021	2020	2019
		(as adjusted)*	(as adjusted)*
Revenues:
Product	$1,443,540	$1,402,788	$1,296,025
Service	1,663,979	1,628,107	1,486,145
Total revenues	3,107,519	3,030,895	2,782,170
Cost of revenues:
Product	765,076	750,129	702,736
Service	999,343	960,770	904,448
Total cost of revenues	1,764,419	1,710,899	1,607,184
Gross profit	1,343,100	1,319,996	1,174,986
Operating expenses:
Selling, general, and administrative	731,320	716,731	669,937
Research and development	66,326	65,546	63,038
Restructuring expenses	(2,914)	673	30,987
Total operating expenses	794,732	782,950	763,962
Income from operations	548,368	537,046	411,024
Non-operating expenses, net:
Interest expense	37,180	40,279	45,015
Interest income and miscellaneous expense	(6,345)	(1,987)	(3,020)
Total non-operating expenses, net	30,835	38,292	41,995
Income before income tax expense	517,533	498,754	369,029
Income tax expense	120,663	90,895	64,283
Net income	396,870	407,859	304,746
Less: Net income attributable to noncontrolling interests	(530)	200	1,025
Net income attributable to shareholders	$397,400	$407,659	$303,721

Net income per share attributable to shareholders:
Basic	$4.66	$4.81	3.59
Diluted	$4.63	$4.76	3.55
Cash dividends declared per ordinary share outstanding	$1.57	$1.45	$1.33
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2021	2020	2019
		(as adjusted)*	(as adjusted)*

Net income	$396,870	$407,859	$304,746
Less: Net income attributable to noncontrolling interests	(530)	200	1,025
Net income attributable to shareholders	$397,400	$407,659	$303,721

Other comprehensive (loss) income
Pension and postretirement benefit plan changes (net of taxes of $667 $295, and $(423), respectively)	1,294	(2,609)	2,538
Change in cumulative foreign currency translation adjustment	172,926	(73,076)	(172,031)
Total other comprehensive (loss) income attributable to shareholders	174,220	(75,685)	(169,493)
Comprehensive income attributable to shareholders	$571,620	$331,974	$134,228
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2021	2020	2019
		(as adjusted)*	(as adjusted)*
Operating activities:
Net income	$396,870	$407,859	$304,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	219,237	197,235	225,921
Deferred income taxes	4,240	9,442	(6,622)
Share-based compensation expense	25,966	23,811	23,965
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	(1,982)	(174)	924
Loss (gain) on sale of businesses	2,030	1,770	(1,370)
Other items	24,273	426	(18,397)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	12,076	(17,866)	(48,486)
Inventories, net	3,769	(39,140)	(14,176)
Other current assets	458	3,784	(7,371)
Accounts payable	(7,213)	(2,779)	21,244
Accruals and other, net	9,916	6,191	59,127
Net cash provided by operating activities	689,640	590,559	539,505
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(239,262)	(214,516)	(189,715)
Proceeds from the sale of property, plant, equipment, and intangibles	569	4,156	5,567
Proceeds from the sale of businesses	518	439	2,478
Purchases of investments	(4,400)	—	(4,955)
Acquisition of businesses, net of cash acquired	(909,192)	(109,814)	(13,313)
Other	(2,392)	—	(13,286)
Net cash used in investing activities	(1,154,159)	(319,735)	(213,224)
Financing activities:
Proceeds from Term Loan	550,000	—	—
Payments on long-term obligations	(35,000)	—	(85,000)
Payments under credit facilities, net	(30,461)	(26,500)	(27,087)
Deferred financing fees and debt issuance costs	(12,846)	(1,281)	(488)
Acquisition related deferred or contingent consideration	(2,395)	(626)	(1,327)
Repurchases of shares	(14,646)	(51,241)	(81,494)
Cash dividends paid to common shareholders	(133,837)	(123,034)	(112,503)
Contributions from noncontrolling interest holders	2,258	6,050	—
Distributions to noncontrolling interest holders	(4,179)	(1,245)	(255)
Stock option and other equity transactions, net	26,726	34,731	13,362
Net cash used in financing activities	345,620	(163,146)	(294,792)
Effect of exchange rate changes on cash and cash equivalents	19,849	(8,730)	(12,390)
Increase (decrease) in cash and cash equivalents	(99,050)	98,948	19,099
Cash and cash equivalents at beginning of period	319,581	220,633	201,534
Cash and cash equivalents at end of period	$220,531	$319,581	$220,633
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Ordinary Shares		Preferred Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2018 (as previously reported)	84,747	$2,048,037	100	$15	$1,146,223	$11,685	$11,340	$3,217,300
Inventory accounting method change *	—	—	—	—	11,762	—	—	11,762
Balance at March 31, 2018 (as adjusted)*	84,747	2,048,037	100	15	1,157,985	11,685	11,340	3,229,062
Comprehensive income:
Net income	—	—	—	—	303,721	—	1,025	304,746
Other comprehensive loss	—	—	—	—	—	(169,493)	—	(169,493)
Repurchases of ordinary shares	(763)	(86,414)	—	—	4,920	—	—	(81,494)
Equity compensation programs	533	36,941	—	—	—	—	—	36,941
Retirement of shares resulting from Redomiciliation	(84,514)	(10,592,117)	(100)	(15)	—	—	—	(10,592,132)
Issuance of shares resulting from Redomiciliation	84,514	10,592,117	—	—	—	—	—	10,592,117
Adoption of accounting standard (Note 1)	—	—	—	—	(3,667)	(1,970)	—	(5,637)
Cash dividends – $1.33 per ordinary share	—	—	—	—	(112,503)	—	—	(112,503)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(255)	(255)
Other changes in noncontrolling interest	—	—	—	—	—	—	(4,122)	(4,122)
Balance at March 31, 2019 (as adjusted)*	84,517	1,998,564	—	—	1,350,456	(159,778)	7,988	3,197,230
Comprehensive income:
Net income	—	—	—	—	407,659	—	200	407,859
Other comprehensive loss	—	—	—	—	—	(75,685)	—	(75,685)
Repurchases of ordinary shares	(396)	(74,821)	—	—	23,580	—	—	(51,241)
Equity compensation programs and other	803	58,421	—	—	—	—	—	58,421
Cash dividends – $1.45 per ordinary share	—	—	—	—	(123,034)	—	—	(123,034)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,245)	(1,245)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	—	—	(145)	(145)
Balance at March 31, 2020 (as adjusted)*	84,924	$1,982,164	—	$—	$1,658,661	$(235,463)	$12,848	$3,418,210
Comprehensive income:
Net income	—	—	—	—	397,400	—	(530)	396,870
Other comprehensive income	—	—	—	—	—	174,220	—	174,220
Repurchases of ordinary shares	(127)	(31,830)	—	—	17,184	—	—	(14,646)
Equity compensation programs and other	556	52,491	—	—	—	—	—	52,491
Cash dividends – $1.57 per ordinary share	—	—	—	—	(133,837)	—	—	(133,837)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,179)	(4,179)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	—	—	81	81
Balance at March 31, 2021	85,353	$2,002,825	—	$—	$1,939,408	$(61,243)	$10,478	$3,891,468
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 to our Consolidated Financial Statements.
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. STERIS plc is a leading provider of infection prevention and other procedural products and services. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2021	2020	2019
Cash paid during the year for:
Interest	$36,257	$38,021	$44,118
Income taxes	109,646	92,462	64,668
Cash received during the year for income tax refunds	4,631	4,378	2,189
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2021, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Refer to Note 11, titled "Business Segment Information" for disaggregation of revenue.
Product Revenues
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
Service Revenues
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
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2021, we recognized revenue of $42,618 that was included in our contract liability balance at the beginning of the period. During fiscal 2020, we recognized revenue of $48,602 that was included in our contract liability balance at the beginning of the period.
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
Refer to Note 7, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2021, the transaction price allocated to remaining performance obligations was approximately $1,058,768. We expect to recognize approximately 51% of the transaction price within one year and approximately 40% beyond one year. The remainder has yet to be scheduled for delivery.
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
Inventories, net. Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $1,998 and $428 for the years ended March 31, 2021 and 2020, respectively. Total interest expense for the years ended March 31, 2021, 2020, and 2019 was $37,180, $40,279, and $45,015, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer and vendor relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. Determining the fair value of identifiable intangible requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to forecasted revenue growth rates, forecasted profit margins, and customer attrition rates, among other items. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired in connection with business combinations. These assets are tested at least annually for impairment.
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
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions.We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We may also hold forward foreign exchange contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” or "Cost of revenues" in the accompanying Consolidated Statements of Income.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $6,795, $12,652, and $10,691 of advertising costs during the years ended March 31, 2021, 2020, and 2019, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2021

ASU 2016-13, "Measurement of Credit Losses on Financial Instruments"	June 2016	The standard required a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The standard was effective for annual periods beginning after December 15, 2019.	First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact to our consolidated financial statements.
ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework- Changes to Disclosure Requirements for Fair Value Measurement”	August 2018	The standard modified the disclosure requirements by adding, removing, and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy. The standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.
			First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact on our consolidated financial statements as it modifies disclosure requirements only.
ASU 2018-14 "Compensation- Retirement Benefits - Defined Benefit Plans- General Topic (715-20): Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans"	August 2018	The standard modified the disclosure requirements by adding, removing, and modifying certain required disclosures for employers that sponsor defined benefit pension or other post-retirement benefit plans. The standard also clarified disclosure requirements for defined benefit pension plans relating to the projected benefit obligation and accumulated benefit obligation. The standard was effective for fiscal years ending after December 15, 2019.
			First Quarter Fiscal 2021	We adopted this standard effective April 1, 2020 with no material impact on our consolidated financial statements as it modifies disclosure requirements only.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2021
ASU 2018-15 "Intangibles- Goodwill and Other- Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract"	August 2018	The standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for fiscal years beginning after December 15, 2019.
			First Quarter Fiscal 2021	We adopted this standard on April 1, 2020 using the prospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
ASU 2020-04 "Reference Rate Reform (Topic 848)"	March 2020	The standard provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022.	Fourth Quarter Fiscal 2021	We adopted the standard effective January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have not yet been adopted
ASU 2019-12 "Income Taxes (Topic 740)"	December 2019	The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted.	N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have not yet been adopted
ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)"	August 2020
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
			N/A	The adoption of the standard may have a material effect on our consolidated financial statements after the acquisition of Cantel Medical Corp.
Change in accounting principle. In the fourth quarter of fiscal 2021, we voluntarily changed our method of inventory costing for certain of our inventories from the last in first out ("LIFO") method to the first in first out ("FIFO") method. We believe that the FIFO method of inventory costing is preferable to the LIFO method because it improves comparability to our peers, more closely resembles the physical flow of our inventory and aligns with how we manage the business. Prior to the change in method, inventories valued on the LIFO cost method were approximately 25% of our total inventories.
The effects of the change in accounting principle from LIFO to FIFO have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s Consolidated Balance Sheets as of March 31, 2020, and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Shareholders’ Equity for the years ended March 31, 2020 and 2019 were adjusted as necessary. As a result of the accounting change, retained earnings as of March 31, 2018, was increased by $11,762, which is reflected as a cumulative change in accounting principle in the Consolidated Statements of Shareholders’ Equity.
The following table reflects the effect of the change in the accounting principle on the fiscal 2021 Consolidated Financial Statements:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

For the year ended March 31, 2021	As computed under LIFO	As reported under FIFO	Effect of change
Consolidated Statements of Income
Cost of revenues:
Product	$767,102	$765,076	$(2,026)
Cost of revenues	1,766,445	1,764,419	(2,026)
Gross profit	1,341,074	1,343,100	2,026
Income from operations	546,342	548,368	2,026
Income before income tax expense	515,507	517,533	2,026
Income tax (benefit) expense	120,152	120,663	511
Net income	395,355	396,870	1,515
Net income attributable to shareholders	395,885	397,400	1,515

Net income per share attributable to shareholders:
Basic	$4.63	$4.66	$0.03
Diluted	$4.60	$4.63	$0.03

For the year ended March 31, 2021	As computed under LIFO	As reported under FIFO	Effect of change
Consolidated Statements of Comprehensive Income
Net income	$395,355	$396,870	$1,515
Net income attributable to shareholders	395,885	397,400	1,515
Comprehensive income attributable to shareholders	570,105	571,620	1,515

As of March 31, 2021	As computed under LIFO	As reported under FIFO	Effect of change
Consolidated Balance Sheets
Inventories, net	$297,088	$315,067	$17,979
Accrued income taxes	25,528	27,561	2,033
Deferred income taxes, net	239,198	236,860	(2,338)
Retained earnings	1,957,387	1,939,408	(17,979)

As of March 31, 2021	As computed under LIFO	As reported under FIFO	Effect of change
Consolidated Statement of Cash Flows
Net income	$395,355	$396,870	$1,515
Changes in operating assets and liabilities, net of effects of acquisitions:
Inventories, net	21,748	3,769	(17,979)
Accruals and other, net	(10,652)	9,916	20,568
Deferred income taxes	8,344	4,240	(4,104)
The following tables reflect the impact to the financial statement line items that result from the change in accounting principle on the prior periods presented in the accompanying financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Consolidated Statements of Income	Year ended March 31, 2020			Year ended March 31, 2019
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Cost of revenues:
Product	$750,202	$750,129	$(73)	$702,295	$702,736	$441
Cost of revenues	1,710,972	1,710,899	(73)	1,606,743	1,607,184	441
Gross profit	1,319,923	1,319,996	73	1,175,427	1,174,986	(441)
Income from operations	536,973	537,046	73	411,465	411,024	(441)
Income before income tax expense	498,681	498,754	73	369,470	369,029	(441)
Income tax expense (benefit)	90,876	90,895	19	64,394	64,283	(111)
Net income	407,805	407,859	54	305,076	304,746	(330)
Net income attributable to shareholders	407,605	407,659	54	304,051	303,721	(330)

Net income per share attributable to shareholders:
Basic	$4.81	$4.81	$—	$3.59	$3.59	$—
Diluted	$4.76	$4.76	$—	$3.56	$3.55	$(0.01)

Consolidated Statements of Comprehensive Income	Year ended March 31, 2020			Year ended March 31, 2019
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Net income	$407,805	$407,859	$54	$305,076	$304,746	$(330)
Net income attributable to shareholders	407,605	407,659	54	304,051	303,721	(330)
Comprehensive income attributable to shareholders	331,920	331,974	54	134,558	134,228	(330)

Consolidated Balance Sheets	Year ended March 31, 2020			Year ended March 31, 2019
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Inventories, net	$248,259	$263,544	$15,285	$208,243	$223,455	$15,212
Deferred income taxes, net	160,270	164,069	3,799	151,038	154,818	3,780
Retained earnings	1,647,175	1,658,661	11,486	1,339,024	1,350,456	11,432

Consolidated Statement of Cash Flows	Year ended March 31, 2020			Year ended March 31, 2019
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Net income	$407,805	$407,859	$54	$305,076	$304,746	$(330)
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred income taxes	9,423	9,442	19	(6,511)	(6,622)	(111)
Inventories, net	(39,067)	(39,140)	(73)	(14,617)	(14,176)	441

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fiscal 2021 Selected Data (Unaudited)	First Quarter			Second Quarter
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Cost of revenues:
Product	$156,555	$154,739	$(1,816)	$175,798	$175,798	$—
Cost of revenues	383,364	381,548	(1,816)	426,095	426,095	—
Gross profit	285,568	287,384	1,816	330,037	330,037	—
Income from operations	114,001	115,817	1,816	141,263	141,263	—
Income before income tax expense	106,798	108,614	1,816	133,786	133,786	—
Income tax expense (benefit)	18,674	19,082	408	27,778	27,778	—
Net income	88,124	89,532	1,408	106,008	106,008	—
Net income attributable to shareholders	88,190	89,598	1,408	105,858	105,858	—

Net income per share attributable to shareholders:
Basic	$1.04	$1.05	$0.01	$1.24	$1.24	$—
Diluted	$1.03	$1.05	$0.02	$1.23	$1.23	$—

	Third Quarter			Fourth Quarter
	Previously reported	As adjusted	Adjustments	As reported	As computed under LIFO	Adjustments
Cost of revenues:
Product	$202,881	$202,881	$—	$231,658	$231,868	$210
Cost of revenues	463,063	463,063	—	493,713	493,923	210
Gross profit	345,861	345,861	—	379,818	379,608	(210)
Income from operations	147,030	147,030	—	144,258	144,048	(210)
Income before income tax expense	139,430	139,430	—	135,703	135,493	(210)
Income tax expense (benefit)	24,842	24,842	—	48,961	48,858	(103)
Net income	114,588	114,588	—	86,742	86,635	(107)
Net income attributable to shareholders	114,501	114,501	—	87,443	87,336	(107)

Net income per share attributable to shareholders:
Basic	$1.34	$1.34	$—	$1.02	$1.02	$—
Diluted	$1.33	$1.33	$—	$1.02	$1.01	$0.01

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fiscal 2020 Selected Data (Unaudited)	First Quarter			Second Quarter
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Cost of revenues:
Product	$160,959	$159,912	$(1,047)	$183,600	$183,600	$—
Cost of revenues	390,960	389,913	(1,047)	418,173	418,173	—
Gross profit	305,843	306,890	1,047	318,667	318,667	—
Income from operations	110,088	111,135	1,047	126,733	126,733	—
Income before income tax expense	99,410	100,457	1,047	117,307	117,307	—
Income tax expense (benefit)	14,633	14,899	266	22,165	22,165	—
Net income	84,777	85,558	781	95,142	95,142	—
Net income attributable to shareholders	84,590	85,371	781	94,769	94,769	—

Net income per share attributable to shareholders:
Basic	$1.00	$1.01	$0.01	$1.12	$1.12	$—
Diluted	$0.99	$1.00	$0.01	$1.11	$1.11	$—

	Third Quarter			Fourth Quarter
	Previously reported	As adjusted	Adjustments	Previously reported	As adjusted	Adjustments
Cost of revenues:
Product	$195,105	$195,105	$—	$210,539	$211,513	$974
Cost of revenues	442,908	442,908	—	458,931	459,905	974
Gross profit	331,353	331,353	—	364,060	363,086	(974)
Income from operations	142,387	142,387	—	157,765	156,791	(974)
Income before income tax expense	133,952	133,952	—	148,012	147,038	(974)
Income tax expense (benefit)	29,285	29,285	—	24,793	24,546	(247)
Net income	104,667	104,667	—	123,219	122,492	(727)
Net income attributable to shareholders	104,930	104,930	—	123,316	122,589	(727)

Net income per share attributable to shareholders:
Basic	$1.24	$1.24	$—	$1.45	$1.44	$(0.01)
Diluted	$1.23	$1.23	$—	$1.44	$1.43	$(0.01)
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
Since inception of the Fiscal 2019 Restructuring Plan we have incurred pre-tax expenses totaling $40,822 related to these restructuring actions, of which $28,746 was recorded as restructuring expenses and $12,076 was recorded in cost of revenues, with a total of $33,862, $4,491 and $668 related to the Healthcare, Applied Sterilization Technologies and Life Sciences segments, respectively. Corporate related restructuring charges were $1,801. Additional restructuring expenses related to this plan are not expected to be material to our results of operations.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following table summarizes our total pre-tax restructuring expenses for fiscal 2021 and 2020:

Fiscal 2019 Restructuring Plan	Year Ended March 31, 2021	Year Ended March 31, 2020
Severance and other compensation related (credits) costs	$(298)	$1,554
(Gain) on disposal of asset	(3,779)	(1,164)
Lease termination costs and other	1,163	283
Product rationalization (1)	(115)	2,470
Total restructuring expenses (credit)	$(3,029)	$3,143
(1) Recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances. The remaining liability balances at March 31, 2021 were not material.

Fiscal 2019 Restructuring Plan	March 31, 2019	Provisions	Payments /Impairments (1)	March 31, 2020
Severance and termination benefits	$4,102	$1,554	$(4,659)	$997
Lease termination obligations and other	2,029	283	(2,292)	20
Total	$6,131	$1,837	$(6,951)	$1,017
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2021 and 2020 were as follows:

	Healthcare Segment	Applied Sterilization Technologies Segment	Life Sciences Segment	Total
Balance at March 31, 2019	772,194	1,402,939	147,795	2,322,928
Goodwill acquired or allocated	66,586	7,945	—	74,531
Divestitures	(199)	—	—	(199)
Foreign currency translation adjustments and other	(11,315)	(30,622)	762	(41,175)
Balance at March 31, 2020	$827,266	$1,380,262	$148,557	$2,356,085
Goodwill acquired or allocated	536,713	33,770	—	570,483
Foreign currency translation adjustments and other	20,784	78,207	490	99,481
Balance at March 31, 2021	$1,384,763	$1,492,239	$149,047	$3,026,049
See Note 18, titled "Business Acquisitions and Divestitures", for additional information regarding our recent business acquisitions and divestitures.
We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual impairment review of goodwill for fiscal years 2021, 2020 and 2019, no indicators of impairment were identified.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our intangible assets is as follows:

	2021		2020
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$968,040	$291,802	$614,162	$227,581
Non-compete agreements	5,401	4,169	4,646	4,012
Patents and technology	318,424	171,952	259,101	145,457
Trademarks and tradenames	78,058	42,867	62,543	39,942
Supplier relationships	54,800	15,527	54,800	12,787
Total	$1,424,723	$526,317	$995,252	$429,779
    Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2021 and March 31, 2020 was $14,250 and $14,250, respectively. We evaluate our indefinite-lived intangible assets annually during the third quarter, or when evidence of potential impairment exists. No impairment was recognized for fiscal year 2021 or 2020. During the third quarter of fiscal 2019, management adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment. As a result, management recorded an impairment charge of $16,249, which is included within the Selling, general, and administrative line of the Consolidated Statements of Income. The remaining fair value of the asset was calculated using an income approach (the relief from royalty method). The remaining fair value was not material and will be amortized over the asset's remaining useful life. Fair value calculated using this approach is classified within Level 3 of the fair value hierarchy and requires several assumptions.
Total amortization expense for intangible assets was $86,512, $74,528, and $98,747 for the years ended March 31, 2021, 2020, and 2019, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2022	2023	2024	2025	2026
Estimated amortization expense	$95,231	$89,023	$82,842	$78,141	$69,442
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2021 currency exchange rates.
4. INVENTORIES, NET
Components of our inventories are presented in the following table. The March 31, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies''.

March 31,	2021	2020
		(as adjusted)
Raw materials	$103,939	$94,321
Work in process	54,283	35,643
Finished goods	176,623	149,729
Reserve for excess and obsolete inventory	(19,778)	(16,149)
Inventories, net	$315,067	$263,544

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

5. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2021	2020
Land and land improvements (1)	$69,477	$65,994
Buildings and leasehold improvements	567,132	531,267
Machinery and equipment	779,044	682,488
Information systems	193,222	181,112
Radioisotope	565,681	508,593
Construction in progress (1)	211,381	159,731
Total property, plant, and equipment	2,385,937	2,129,185
Less: accumulated depreciation and depletion	(1,150,537)	(1,017,330)
Property, plant, and equipment, net	$1,235,400	$1,111,855
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $132,725, $122,707 and $127,174, for the years ended March 31, 2021, 2020, and 2019, respectively.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2019	$12,386
Liabilities incurred during the period	94
Liabilities settled during the period	(168)
Accretion expense and change in estimate	453
Foreign currency and other	(251)
Balance at March 31, 2020	$12,514
Liabilities incurred during the period	859
Liabilities settled during the period	(251)
Accretion expense and change in estimate	137
Foreign currency and other	71
Balance at March 31, 2021	$13,330
6. DEBT
Indebtedness as of March 31, 2021 and 2020 was as follows:

	2021	2020
Revolving Credit Agreement	$247,423	$275,449
Private Placement	860,308	878,409
New Term Loan	550,000	—
Deferred Financing Fees	(7,191)	(3,337)
Total long term debt	$1,650,540	$1,150,521
On March 19, 2021, STERIS plc ("the Company"), STERIS Corporation, STERIS Limited (“Limited”), and STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), each as a borrower and guarantor, entered into a credit

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,250,000 revolving credit facility (the “Revolver”), which replaced a prior revolving credit agreement.
The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625,000 in the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Credit Agreement. Base Rate Advances are payable quarterly in arrears and Eurocurrency Rate Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies.
On March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative agent (the “Term Loan Agreement”) providing for a $550,000 term loan facility (the “Term Loan”), which replaced an existing term loan agreement, dated as of November 18, 2020 (the “Existing Term Loan Agreement”). The proceeds of the Term Loan were used to refinance the Existing Term Loan Agreement.
The Term Loan matures on the date that is five years after March 19, 2021 (the “Term Loan Closing Date”). No principal payments are due on the Term Loan for the period beginning from the first full fiscal quarter ended after the Term Loan Closing Date to and including the fourth full fiscal quarter ended after the Term Loan Closing Date. For the period beginning from the fifth full fiscal quarter ended after the Term Loan Closing Date to and including the twelfth full fiscal quarter ended after the Term Loan Closing Date, quarterly principal payments, each in the amount of 1.25% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. For the period beginning from the thirteenth full fiscal quarter ended after the Term Loan Closing Date through the maturity of the loan, quarterly principal payments, each in the amount of 1.875% of the original principal amount of the Term Loan, are due on the last business day of each fiscal quarter. The remaining unpaid principal is due and payable on the maturity date.
The Term Loan bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Term Loan Agreement, plus the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of the Company, as defined in the Term Loan Agreement. Base Rate Advances are payable quarterly in arrears and Eurocurrency Rate Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.
Also on March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a delayed draw term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Delayed Draw Term Loan Agreement”) providing for a delayed draw term loan facility of up to $750,000 (the “Delayed Draw Term Loan”) in connection with STERIS’s proposed acquisition of Cantel Medical Corp. (“Cantel”). The Delayed Draw Term Loan will be funded by the lenders upon the satisfaction of certain conditions, including the concurrent consummation of the acquisition (the “Acquisition Closing Date”). The proceeds of the Delayed Draw Term Loan are expected to be used, together with the proceeds from other new indebtedness, to fund the cash consideration for the acquisition, as well as for various other items.
The Delayed Draw Term Loan matures on the date that is five years after the Acquisition Closing Date. No principal payments are due on the Delayed Draw Term Loan for the period beginning from the first full fiscal quarter ended after the Acquisition Closing Date to and including the fourth full fiscal quarter ended after the Acquisition Closing Date. For the period beginning from the fifth full fiscal quarter ended after the Acquisition Closing Date to and including the twelfth full fiscal quarter ended after the Acquisition Closing Date, quarterly principal payments, each in the amount of 1.25% of the original principal amount of the Delayed Draw Term Loan, are due on the last business day of each fiscal quarter. For the period beginning from the thirteenth full fiscal quarter ended after the Acquisition Closing Date through the maturity of the loan, quarterly principal payments, each in the amount of 1.875% of the original principal amount of the Delayed Draw Term Loan, are due on the last business day of each fiscal quarter. The remaining unpaid principal is due and payable on the maturity date.
The Delayed Draw Term Loan bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Delayed Draw Term Loan Agreement, plus the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Applicable Margin, as defined in the Delayed Draw Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Delayed Draw Term Loan Agreement. Interest on borrowings made at the Base Rate (“Base Rate Advances”) is payable quarterly in arrears and interest on borrowings made at the Eurocurrency Rate (“Eurocurrency Rate Advances”) is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. There is no premium or penalty for prepayment of Base Rate Advances, but prepayments of Eurocurrency Rate Advances are subject to a breakage fee.
As of March 31, 2021 a total of $247,423 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2021.
Our outstanding Private Placement Senior Notes at March 31, 2021 and 2020 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2021	U.S. Dollar Value at March 31, 2020
$35,000 Senior notes at 6.43%	2008 Private Placement	August 2020	—	35,000
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	70,426	66,342
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	23,475	22,114
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	61,863	55,767
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	22,302	21,008
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	41,242	37,178
Total Senior Notes			$860,308	$878,409
On February 27, 2017, Limited issued and sold an aggregate principal amount of $95,000, €99,000, and £75,000, of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 years and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
On May 15, 2015, STERIS Corporation issued and sold $350,000 of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 years to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
In December 2012, and in February 2013 STERIS Corporation issued and sold $200,000 of senior notes, in a private placement to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.
All of the note agreements for the senior notes were amended in March 2019, in connection with the Redomiciliation. The amendments waived certain repurchase rights for of the note holders and increased the size of certain baskets to more closely align with other than current credit agreement baskets.
On March 19, 2021, STERIS Corporation as issuer, and the Company, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as Issuer, and the Company, STERIS Corporation and FinCo, as

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provide for, among other things, the netting of cash proceeds received from qualifying capital markets events under certain circumstances for purposes of calculating the leverage ratio financial covenant.
At March 31, 2021, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2022	$—
2023	118,500
2024	27,500
2025	121,250
2026 and thereafter	1,390,481
Total	$1,657,731
On April 1, 2021, STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo", the "Issuer") completed an offering of $1,350,000 in aggregate principal amount, of its senior notes in two separate tranches: (i) $675,000 aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675,000 aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, the Company, STERIS Corporation and Limited (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis (the “Guarantees”). The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021 until their respective maturities.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheet is as follows:

March 31,	2021	2020
Accrued payroll and other related liabilities:
Compensation and related items	$47,157	$42,205
Accrued vacation/paid time off	12,389	9,917
Accrued bonuses	62,530	53,041
Accrued employee commissions	24,022	19,298
Other post-retirement benefits obligations-current portion	1,326	1,488
Other employee benefit plans' obligations-current portion	2,654	2,312
Total accrued payroll and other related liabilities	$150,078	$128,261
Accrued expenses and other:
Deferred revenues	$62,492	$53,299
Service liabilities	46,720	47,505
Self-insured and related risk reserves-current portion	8,095	7,342
Accrued dealer commissions	27,348	15,827
Accrued warranty	9,406	7,381
Asset retirement obligation-current portion	1,193	2,671
Other	65,303	58,158
Total accrued expenses and other	$220,557	$192,183
Other liabilities:
Self-insured risk reserves-long-term portion	$17,295	$17,452
Other post-retirement benefits obligations-long-term portion	8,690	9,880
Defined benefit pension plans obligations-long-term portion	3,748	10,987
Other employee benefit plans obligations-long-term portion	2,353	2,333
Accrued long-term income taxes	13,241	11,959
Asset retirement obligation-long-term portion	12,137	9,843
Other	30,546	27,892
Total other liabilities	$88,010	$90,346
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
Certain March 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2021	2020	2019
		(as adjusted)	(as adjusted)
United States operations	$326,991	$325,595	$234,964
Ireland operations	73,442	29,543	13,693
Other locations operations	117,100	143,616	120,372
	$517,533	$498,754	$369,029
The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2021	2020	2019
		(as adjusted)	(as adjusted)
Current:
United States federal	$57,550	$42,032	$29,943
United States state and local	16,272	9,971	12,484
Ireland	9,244	5,036	2,627
Other locations	36,699	24,600	26,824
	119,765	81,639	71,878
Deferred:
United States federal	7,523	10,089	5,682
United States state and local	(550)	2,366	2,818
Ireland	(787)	(899)	(546)
Other locations	(5,288)	(2,300)	(15,549)
	898	9,256	(7,595)
Total Provision for Income Taxes	$120,663	$90,895	$64,283
The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate as follows:

Years Ended March 31,	2021	2020	2019
National statutory tax rate	12.5%	12.5%	12.5%
Increase (decrease) in accruals for uncertain tax positions	(0.1)%	(0.3)%	—%
U.S. state and local taxes, net of federal income tax benefit	2.4%	2.0%	3.1%
Increase in valuation allowances	0.3%	0.5%	0.4%
U.S. research and development credit	(0.5)%	(0.5)%	(0.6)%
U.S. foreign income tax credit	(0.3)%	(0.6)%	(0.2)%
Difference in non-Ireland tax rates	8.3%	6.9%	4.5%
U.S. federal audit adjustments	2.1%	—%	—%
Excess tax benefit for equity compensation	(1.9)%	(2.8)%	(2.2)%
Tax rate changes on deferred tax assets and liabilities	0.4%	0.1%	(0.6)%
U.S. transition tax on foreign earnings	—%	—%	(0.3)%
U.S. tax reform impact, GILTI and FDII	(0.6)%	0.1%	0.3%
Capitalized acquisition, redomiciliation costs	0.6%	0.1%	0.5%
All other, net	0.1%	0.2%	0.0%
Total Provision for Income Taxes	23.3%	18.2%	17.4%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2021	2020
Unrecognized Tax Benefits Balance at April 1	$875	$2,314
Increases for tax provisions of current year	655	176
Decreases for tax provisions of prior year	(896)	(1,570)
Balances related to acquired/disposed businesses	1,640	—
Other, including currency translation	21	(45)
Unrecognized Tax Benefits Balance at March 31	$2,295	$875
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2021, and 2020 we had $106 and $243 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $2,401. The decrease in unrecognized tax benefits from prior year is due to the additions of new positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement has been reached on final interest rates, and as of the end of the current fiscal year we are in the process of determining total impact on tax liability in each affected year. Fiscal years 2018 through 2020 will be addressed as part of the settlement, and the issue does not apply to years 2021 forward. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000.
In May 2021, we received two notices of proposed tax adjustment from the IRS regarding deemed dividend inclusions and associated withholding tax. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50,000. We intend to contest the IRS’s assertions, and pursue available remedies such as appeals and litigation, if necessary. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
We estimate that the tax benefit from our Costa Rican Tax Holiday is $2,300 (or $0.03 per fully diluted share), annually. The Tax Holiday runs fully exempt, from income tax, through 2025 and partially exempt through 2029.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2021 and 2020 were as follows:

March 31,	2021	2020
		(as adjusted)
Deferred Tax Assets:
Post-retirement benefit accrual	$2,422	$2,871
Compensation	13,208	12,560
Net operating loss carryforwards	15,151	16,149
Accrued expenses	6,360	5,490
Insurance	3,348	3,620
Deferred income	10,281	11,316
Bad debt	1,661	1,820
Pension	1,574	2,273
Operating leases (1)	34,020	28,945
Other	8,603	6,024
Deferred Tax Assets	96,628	91,068
Less: Valuation allowance	14,143	13,891
Total Deferred Tax Assets	82,485	77,177
Deferred Tax Liabilities:
Depreciation and depletion	73,344	68,179
Operating leases (1)	33,401	29,268
Intangibles	199,242	129,951
Other	3,833	5,878
Total Deferred Tax Liabilities	309,820	233,276
Net Deferred Tax Assets (Liabilities)	$(227,335)	$(156,099)
(1) For more information regarding our operating leases, see Note 10 titled, "Commitments and Contingencies".
At March 31, 2021, we had U.S. federal operating loss carryforwards of $10,524, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $43,189. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2022 and 2042. In addition, we have recorded pre-valuation allowance tax benefits of $1,254 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2022 and 2042. At March 31, 2021, we had $5,442 of pre-valuation allowance tax credit carryforwards. These credit carryforwards can be used through fiscal 2031.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $14,143 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2021 by $252.
Other than the tax expense recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $1,900,000 at March 31, 2021.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2021 and 2020, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2021	2020	2021	2020
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$123,190	$133,672	$11,368	$12,551
Service cost	1,357	1,380	—	—
Interest cost	2,816	2,955	317	408
Actuarial loss (gain)	12,622	(3,736)	(114)	181
Benefits and expenses	(4,714)	(6,466)	(1,555)	(1,772)
Employee contributions	1,031	1,046	—	—
Impact of foreign currency exchange rate changes	12,898	(5,661)	—	—
Benefit Obligations at End of Year	149,200	123,190	10,016	11,368
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	112,203	117,504	—	—
Actual return on plan assets	19,252	228	—	—
Employer contributions	5,329	5,071	1,555	1,772
Employee contributions	1,031	1,045	—	—
Benefits and expenses paid	(4,714)	(6,466)	(1,555)	(1,772)
Impact of foreign currency exchange rate changes	12,351	(5,179)	—	—
Fair Value of Plan Assets at End of Year	145,452	112,203	—	—
Funded Status of the Plans	$(3,748)	$(10,987)	$(10,016)	$(11,368)
Amounts recognized in the consolidated balance sheets consist of the following:

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2021	2020	2021	2020
Current liabilities	$—	$—	$(1,326)	$(1,488)
Noncurrent liabilities	(3,748)	(10,987)	(8,690)	(9,880)
	$(3,748)	$(10,987)	$(10,016)	$(11,368)
The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2021, was approximately $11,876 and $4,199, respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2021 and 2020:

	Defined Benefit Pension Plans
	2021	2020
Aggregate fair value of plan assets	$145,452	$112,203
Aggregate accumulated benefit obligations	149,200	120,084
Aggregate projected benefit obligations	149,200	123,190

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2021	2020	2019	2021	2020	2019
Service cost	$1,357	$1,380	$2,394	$—	$—	$—
Interest cost	2,628	2,876	3,139	317	409	457
Expected return on plan assets	(3,463)	(4,735)	(4,930)	—	—	—
Prior service cost recognition	71	69	51	(3,263)	(3,263)	(3,263)
Net amortization and deferral	21	9	474	439	482	552
Net periodic benefit (credit) cost	$614	$(401)	$1,128	$(2,507)	$(2,372)	$(2,254)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$(1,635)	$890	$(6,545)	$114	$(181)	$106
Amortization of prior service credit	(85)	(78)	781	3,263	3,263	3,263
Amortization of net loss	7	—	(468)	(439)	(482)	(552)
Total recognized in other comprehensive loss (income)	(1,713)	812	(6,232)	2,938	2,600	2,817
Total recognized in total benefits cost and other comprehensive loss (income)	$(1,099)	$411	$(5,104)	$431	$228	$563

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2021	2020
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.10%	2.40%
Isotron BV Pension Plan	0.90%	1.60%
Synergy Health Daniken AG	0.35%	0.20%
Synergy Health Radeberg	1.60%	1.60%
Synergy Health Allershausen	0.80%	0.50%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.15%	2.45%
Other post-retirement plan	2.50%	3.00%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2021	2020	2019
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.40%	2.50%	2.50%
Isotron BV Pension Plan	1.60%	1.20%	1.60%
Synergy Health Daniken AG	0.70%	0.20%	0.95%
Synergy Health Radeberg	1.50%	1.60%	1.60%
Synergy Health Allershausen	1.75%	1.75%	1.60%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.15%	2.45%	2.55%
Other post-retirement plan	3.00%	3.50%	3.50%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	3.50%	4.80%	5.02%
Isotron BV Pension Plan	1.60%	1.20%	1.60%
Synergy Health Daniken AG	0.70%	0.65%	1.20%
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

	2021	2020	2019
Healthcare cost trend rate – medical	7.00%	6.75%	6.75%
Healthcare cost trend rate – prescription drug	7.00%	6.75%	6.75%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2021, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2021 and 2020 by asset category is as follows:

	Fair Value Measurements at March 31, 2021
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$657	$657	$—	$—
Insured annuities	17,950	—	17,950	—
Insurance contracts	5,555	—	—	5,555
Common and collective trusts valued at net asset value:
Equity security trusts	60,960	—	—	—
Debt security trusts	60,330	—	—	—
Total Plan Assets	$145,452	$657	$17,950	$5,555

	Fair Value Measurements at March 31, 2020
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$302	$302	$—	$—
Insured annuities	14,522	—	14,522	—
Insurance contracts	4,345	—	—	4,345
Common and collective trusts valued at net asset value:
Equity security trusts	47,187	—	—	—
Debt security trusts	45,847	—	—	—
Total Plan Assets	$112,203	$302	$14,522	$4,345
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2021 due to the following:

Insurance contracts
Balance at March 31, 2019	$5,089
Gains (losses) related to assets still held at year-end	62
Transfers out of Level 3	(664)
Foreign currency	(142)
Balance at March 31, 2020	$4,345
Gains (losses) related to assets still held at year-end	197
Transfers out of Level 3	853
Foreign currency	160
Balance at March 31, 2021	$5,555
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We expect to make contributions of approximately $3,954 during fiscal 2022.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2021, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2022	$5,137	$1,327
2023	5,731	1,198
2024	5,388	1,072
2025	5,543	969
2026	5,686	882
2027-2032	30,986	3,207
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $899 and $708, during fiscal 2021 and fiscal 2020, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $986,222 at March 31, 2021. At March 31, 2021, the U.S. plan held 516,913 STERIS ordinary shares with a fair value of $98,462. We paid dividends of $839, $855, and $826 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2021, 2020, and 2019, respectively. We contributed approximately $29,853, $27,818, and $25,935, to the defined contribution plans for the years ended March 31, 2021, 2020, and 2019, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,682 and $1,273 at March 31, 2021 and March 31, 2020, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.
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
As of March 31, 2021 and 2020, our commercial commitments totaled $79,122 and $80,230, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $11,807 and $12,474 of the March 31, 2021 and 2020 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2021, we had minimum purchase commitments with suppliers for raw material purchases totaling $39,714. As of March 31, 2021, we also had commitments of $171,042 for long term construction contracts.

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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2021 and for the twelve month period then ended.
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
The components of operating lease expense are as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Fixed operating lease expense	$31,087	$28,252
Variable operating lease expense	9,326	5,449
Total operating lease expense	$40,413	$33,701

Supplemental cash flow information related to operating leases is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$29,808	$27,613
Right-of-use assets obtained in exchange for operating lease obligations, net	$30,574	$44,636

Maturities of lease liabilities at March 31, 2021 are as follows:

March 31, 2021
2022	$28,675
2023	24,593
2024	19,160
2025	16,052
2026 and thereafter	106,593
Total operating lease payments	195,073
Less imputed interest	42,626
Total operating lease liabilities	$152,447
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2021 foreign currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2021	2020
Weighted-average remaining lease term of operating leases	11.6 years	11.5 years

Weighted-average discount rate of operating leases	4.1%	4.4%

11. BUSINESS SEGMENT INFORMATION
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
Our Healthcare segment offers infection prevention and procedural products and services for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment. The segment also provides a range of specialty services for healthcare providers including hospital sterilization services and instrument and scope repairs.
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
For the year ended March 31, 2021, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.
Information regarding our segments is presented in the following tables. Certain March 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2021	2020	2019
Revenues:		(as adjusted)	(as adjusted)
Healthcare	$1,954,055	$1,986,809	$1,848,485
Applied Sterilization Technologies	685,912	627,147	555,127
Life Sciences	467,552	416,939	378,558
Total revenues	$3,107,519	$3,030,895	$2,782,170
Operating income (loss):
Healthcare	427,089	420,709	387,465
Applied Sterilization Technologies	310,648	270,917	221,828
Life Sciences	180,796	144,088	132,129
Total reportable segments	918,533	835,714	741,422
Corporate	(219,153)	(207,015)	(184,900)
Total operating income before adjustments	$699,380	$628,699	$556,522
Less: Adjustments
Amortization of acquired intangible assets (1)	83,892	71,675	86,878
Acquisition and integration related charges (2)	35,634	8,225	8,901
Redomiciliation and tax restructuring costs (3)	1,592	3,699	8,783
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(500)	—	(842)
Net loss (gain) on divestiture of businesses (1)	2,030	1,770	(1,370)
Amortization of inventory and property "step up" to fair value (1)	5,600	2,392	2,440
Restructuring charges (4)	(3,029)	3,143	40,708
COVID-19 incremental costs (6)	25,793	749	—
Total operating income	$548,368	$537,046	$411,024
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

March 31,	2021	2020
Assets:		(as adjusted)
Healthcare and Life Sciences	$3,600,182	$2,720,662
Applied Sterilization Technologies	2,974,289	2,720,205
Total assets	$6,574,471	$5,440,867

Years Ended March 31,	2021	2020	2019
Capital Expenditures
Healthcare and Life Sciences	$74,446	$84,648	$89,638
Applied Sterilization Technologies	164,816	129,868	100,077
Total Capital Expenditures	$239,262	$214,516	$189,715
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences (1) (2)	$106,266	$92,193	$114,656
Applied Sterilization Technologies (1)	112,971	105,042	111,265
Total Depreciation, Depletion, and Amortization	$219,237	$197,235	$225,921
(1) Totals include the impact of Restructuring see Note 2 titled, "Restructuring" for additional information.
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

March 31,	2021	2020
Property, Plant, and Equipment, Net
Ireland	$52,140	$47,459
United States	673,784	632,333
Other locations	509,476	432,063
Property, Plant, and Equipment, Net	$1,235,400	$1,111,855

Years Ended March 31,	2021	2020	2019
Revenues:
Ireland	$71,905	$63,821	$56,784
United States	2,227,038	2,211,722	1,976,814
Other locations	808,576	755,352	748,572
Total Revenues	$3,107,519	$3,030,895	$2,782,170

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2021	2020	2019
Healthcare:
Capital equipment	$588,864	$617,712	$587,680
Consumables	510,946	486,425	443,851
Service	854,245	882,672	816,954
Total Healthcare Revenues	$1,954,055	$1,986,809	$1,848,485
Applied Sterilization Technologies:
Total Applied Sterilization Technologies Service Revenues	$685,912	$627,147	$555,127
Life Sciences:
Capital equipment	$128,356	$112,747	$102,714
Consumables	215,005	185,904	161,780
Service	124,191	118,288	114,064
Total Life Sciences Revenues	467,552	416,939	378,558
Total Revenues	$3,107,519	$3,030,895	$2,782,170

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

Years ended March 31,	2021	2020	2019
Denominator (shares in thousands):
Weighted average shares outstanding—basic	85,203	84,778	84,577
Dilutive effect of share equivalents	695	863	891
Weighted average shares outstanding and share equivalents—diluted	85,898	85,641	85,468
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2021	2020	2019
Number of ordinary share options (shares in thousands)	348	285	352
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

13. REPURCHASE OF ORDINARY SHARES
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of March 31, 2021, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During fiscal 2021, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the 2019 authorizations. During fiscal 2020, we repurchased 273,259 of our ordinary shares for the aggregate amount of $40,000 (net of fees and commissions) pursuant to the authorizations. During fiscal 2019, we repurchased 651,093 of our ordinary shares for the aggregate amount of $72,082 (net of fees and commissions) pursuant to the authorizations.
During fiscal 2021, we obtained 91,567 of our ordinary shares in the aggregate amount of $9,599 in connection with share based compensation award programs. During fiscal 2020, we obtained 122,884 of our ordinary shares in the aggregate amount of $11,235 in connection with share based compensation award programs. During fiscal 2019, we obtained 112,356 of our ordinary shares in the aggregate amount of $8,262 in connection with share based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2021, 3,589,242 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2021, fiscal 2020 and fiscal 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Risk-free interest rate	0.46%	2.26%	2.64%
Expected life of options	6.0 years	6.2 years	6.2 years
Expected dividend yield of stock	0.96%	1.22%	1.47%
Expected volatility of stock	23.04%	20.27%	19.91%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.78%, 2.77% and 2.37% was applied in fiscal 2021, 2020 and 2019 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,796,126	$91.29
Granted	288,936	181.33
Exercised	(399,910)	67.87
Forfeited	(48,105)	121.05
Outstanding at March 31, 2021	1,637,047	$112.03	6.7 years	$128,426
Exercisable at March 31, 2021	883,133	$84.05	5.4 years	$93,993
We estimate that 740,691 of the non-vested stock options outstanding at March 31, 2021 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $190.48 closing price of our ordinary shares on March 31, 2021 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2021, 2020 and 2019 was $39,055, $57,683 and $25,371, respectively. Net cash proceeds from the exercise of stock options were $26,726, $34,731 and $13,308 for the years ended March 31, 2021, 2020 and 2019, respectively. The tax benefit from stock option exercises was $11,559, $16,440 and $8,306 for the years ended March 31, 2021, 2020 and 2019, respectively.
The weighted average grant date fair value of stock option grants was $27.66, $23.52 and $18.12 for the years ended March 31, 2021, 2020 and 2019, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2021, 2020 and 2019 was $494, $544, and $889, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense are adjusted appropriately.
A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2020	575,830	30,894	$98.07
Granted	146,009	16,140	165.86
Vested	(158,913)	(16,913)	84.52
Forfeited	(29,603)	(621)	108.10
Non-vested at March 31, 2021	533,323	29,500	$121.35
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2021 was $14,861.
As of March 31, 2021, there was a total of $46,804 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.1 years.

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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2021	2020	2019
Balance, Beginning of Year	$7,381	$7,194	$6,872
Warranties issued during the period	10,574	12,311	11,177
Settlements made during the period	(8,549)	(12,124)	(10,855)
Balance, End of Year	$9,406	$7,381	$7,194
16. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. Further, we may hold forward foreign exchange contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S dollar. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2021, we held a foreign currency forward contract to buy 41.5 million British pounds. At March 31, 2021, we held commodity swap contracts to buy 768.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Prepaid & Other	$57	$124	$—	$—
Accrued expenses and other	—	—	367	912
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2021	2020	2019
Foreign currency forward contracts	Selling, general and administrative	$1,178	$798	$235
Commodity swap contracts	Cost of revenues	771	(660)	434
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of non-functional currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $49,208 at March 31, 2021. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2021 and March 31, 2020:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Cash and cash equivalents	$220,531	$319,581	$220,531	$319,581	$—	$—	$—	$—
Forward and swap contracts (1)	57	124	—	—	57	124	—	—
Equity investments (2)	10,301	9,624	10,301	9,624	—	—	—	—
Other investments	2,665	2,507	2,665	2,507	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$367	$912	$—	$—	$367	$912	$—	$—
Deferred compensation plans (2)	1,715	1,475	1,715	1,475	—	—	—	—
Long term debt (3)	1,650,540	1,150,521	—	—	1,722,459	1,143,978	—	—
Contingent consideration obligations (4)	19,642	15,988	—	—	—	—	19,642	15,988
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Beginning in fiscal 2019, changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During fiscal 2021 and fiscal 2020 we recorded gains (losses) of $594 and $(3,579), respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Contingent Consideration
Balance at March 31, 2019	$5,950
Additions	9,907
Foreign currency translation adjustments	131
Balance at March 31, 2020	$15,988
Additions	3,486
Payments	(984)
Adjustments	1,175
Foreign currency translation adjustments	(23)
Balance at March 31, 2021	$19,642
Additions and payments of contingent consideration obligations during fiscal year 2021 and 2020 were primarily related to our fiscal year 2021 and 2020 acquisitions. Adjustments are recorded in the selling, general and administrative line of the Consolidated Statements of Income. Refer to Note 18, "Business Acquisitions and Divestitures" for more information.
18. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2021 Acquisitions
On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical is being integrated into our Healthcare segment. The total purchase price of the acquisition was $853,203, net of cash acquired and remains subject to customary working capital adjustments. The purchase price for the acquisition was financed with a combination of cash on hand, credit facility borrowings and proceeds from the issuance of new long-term obligations. Please refer to note 6 titled, "Debt" for more information.
On January 4, 2021, we purchased the remaining outstanding shares of an equity investment that we made in fiscal 2019. Total consideration was approximately $78,045, net of cash acquired and subject to any working capital adjustments. Total non-cash consideration for this transaction was $41,771, which consisted of the settlement of outstanding principal and interest on a loan receivable, the initial equity investment, and receivables related to capital equipment purchases that existed at the acquisition date. The business is being integrated into our Applied Sterilization Technologies business segment and we funded the transaction through a combination of cash on hand and credit facility borrowings.
We also completed two other tuck-in acquisitions during fiscal 2021, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $20,909, net of cash acquired and including deferred consideration of $1,194.
Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
Fiscal 2020 Acquisitions
During fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare, Applied Sterilization Technologies and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $120,537, net of cash acquired and including potential contingent consideration of $9,830 and deferred consideration of $893.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2021, 2020 and 2019 acquisitions.

	Fiscal Year 2021 (1)		Fiscal Year 2020	Fiscal Year 2019
(dollars in thousands)	Key Surgical	Other Acquisitions	All Acquisitions	All Acquisitions
Cash	$12,615	$9,159	$8,811	$—
Accounts receivable	13,967	9,621	10,331	750
Inventory	21,414	22,123	8,999	51
Property, plant and equipment	6,030	26,363	9,241	2,004
Lease right-of-use assets, net	4,907	4,420	4,462	—
Other assets	6,680	3,378	1,133	479
Intangible assets (2)	356,999	28,188	36,500	4,070
Goodwill (3)	527,675	42,808	74,531	6,614
Total Assets	950,287	146,060	154,008	13,968
Current liabilities	(21,599)	(28,245)	(20,659)	(146)
Non-current liabilities	(62,870)	(9,704)	(4,000)	(509)
Total Liabilities	(84,469)	(37,949)	(24,659)	(655)
Net Assets	$865,818	$108,111	$129,349	$13,313
(1) Purchase price allocation is still preliminary as of March 31, 2021, as valuations have not been finalized, pending further analyses of the significant drivers of fair value.
(2) Includes $315,575, related to the fair value of the customer relationships intangible asset, obtained in the acquisition of Key Surgical. The estimation of fair value was determined under an income approach using discounted cash flows. The estimate requires assumptions including forecasted revenue growth rates, forecasted profit margins, and Customer attrition rates.
(3) Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The deductible portion of goodwill for tax purposes recognized as a result of the fiscal 2021 acquisitions is $180,005.

Acquisition related transaction and integration costs totaled $35,634, $8,225, and $8,901 for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. The fiscal 2021 total includes $18,072 of costs related to the pending acquisition of Cantel Medical Corp. For more information see Note 21 titled, "Pending Acquisition of Cantel Medical Corp". These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Divestitures
Fiscal 2021
During fiscal 2021, we sold an Applied Sterilization Technologies laboratory that was located in the Netherlands. We recorded proceeds of $518, net of cash divested, and recognized a pre-tax loss on the sale of $2,024 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $6,000.
Fiscal 2020
During fiscal 2020, we sold the operations of our Healthcare services business that were located in China. We recorded proceeds of $439, net of cash divested, and recognized a pre-tax loss on the sale of $2,365 in the selling, general and administrative expense line of the Consolidated Statements of Income. The business generated annual revenues of approximately $5,000.
Loans Receivable

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

In connection with an equity investment of $4,955, we agreed to provide a credit facility of up to approximately $11,606 for a term of up to seven years ending in 2025. The loan carried an interest rate of 4% compounded daily and interest was payable annually. Outstanding borrowings under the agreement totaled $7,084 at March 31, 2020. During fiscal 2021, we purchased the remaining shares of the equity investment. In addition to the purchase price, the acquisition agreement included the capitalization of the outstanding principal and accumulated interest under this credit facility in the amount of $11,708.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding principal borrowings under the agreement totaled $8,568 (or €7,300) at March 31, 2021 and $8,072 (or €7,300) at March 31, 2020.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
19. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2021, 2020 and 2019 were as follows:

	Gain (Loss) on Available for Sale Securities			Defined Benefit Plans (1)			Foreign Currency Translation (2)			Total Accumulated Other Comprehensive Income (Loss)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Beginning Balance	$—	$—	$1,970	$(6,813)	$(4,204)	$(6,742)	$(228,650)	$(155,574)	$16,457	$(235,463)	$(159,778)	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	—	—	4,622	1,505	3,920	172,926	(73,076)	(172,031)	177,548	(71,571)	(168,111)
Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	(3,328)	(4,114)	(1,382)	—	—	—	(3,328)	(4,114)	(1,382)
Net current-period Other Comprehensive Income (Loss)	—	—	—	1,294	(2,609)	2,538	172,926	(73,076)	(172,031)	174,220	(75,685)	(169,493)
Cumulative adjustment to Retained Earnings (3)	$—	$—	$(1,970)	$—	$—	$—	$—	$—	$—	$—	$—	$(1,970)
Ending Balance	$—	$—	$—	$(5,519)	$(6,813)	$(4,204)	$(55,724)	$(228,650)	$(155,574)	$(61,243)	$(235,463)	$(159,778)
(1) Amortization (gain) of defined benefit plan items are reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.
(3) As a result of the adoption of ASC 2016-01 we recorded a cumulative effect adjustment to our opening fiscal 2019 retained earnings balance that increased retained earnings and decreased accumulated other comprehensive income. See Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies" for further details.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2021*
Revenues:
Product	$427,614	$375,314	$339,504	$301,108
Service	445,917	433,610	416,628	367,824
Total Revenues	873,531	808,924	756,132	668,932
Cost of Revenues:
Product	231,658	202,881	175,798	154,739
Service	262,055	260,182	250,297	226,809
Total Cost of Revenues	493,713	463,063	426,095	381,548
Gross Profit	379,818	345,861	330,037	287,384
Percentage of Revenues	43.5%	42.8%	43.6%	43.0%
Restructuring Expenses	(3,024)	20	(76)	166
Net Income Attributable to Shareholders	$87,443	$114,501	$105,858	$89,598
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.02	$1.34	$1.24	$1.05
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.02	$1.33	$1.23	$1.05

Fiscal 2020*
Revenues:
Product	$393,592	$363,795	$337,666	$307,735
Service	429,399	410,466	399,174	389,068
Total Revenues	822,991	774,261	736,840	696,803
Cost of Revenues:
Product	211,513	195,105	183,600	159,912
Service	248,392	247,803	234,573	230,001
Total Cost of Revenues	459,905	442,908	418,173	389,913
Gross Profit	363,086	331,353	318,667	306,890
Percentage of Revenues	44.1%	42.8%	43.2%	44.0%
Restructuring Expenses	6	(448)	(274)	1,389
Net Income Attributable to Shareholders	$122,589	$104,930	$94,769	$85,371
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.44	$1.24	$1.12	$1.01
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.43	$1.23	$1.11	$1.00
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note 1 titled, "Nature of Operations and Summary of Significant Accounting Policies".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

21. COVID-19 PANDEMIC
The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, have negatively affected and are expected to continue to negatively affect some of our operations, which may impact our financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services, including some products and services that are experiencing increased demand. To date, we do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. During fiscal 2021, in response to the to the pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility.We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We suspended all non-essential travel and enacted a temporary hiring freeze on certain positions. To manage liquidity, we suspended our stock repurchase program and deferred certain planned capital expenditures; however, we continued to invest in expansion projects as planned. We do not believe that these actions will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.

22. PENDING ACQUISTION OF CANTEL MEDICAL CORP.
On January 12, 2021, we announced the signing of a definitive agreement to acquire Cantel Medical Corp. ("Cantel") through a U.S. subsidiary. Cantel is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. Under the terms of the agreement, we will acquire Cantel in a cash and stock transaction valued at $84.66 per Cantel common share, based on STERIS’s closing share price of $200.46 on January 11, 2021. This represents a total equity value of approximately $3.6 billion and a total enterprise value of approximately $4.6 billion. The agreement has been unanimously approved by the Boards of Directors of both companies. Cantel shareholder vote and regulatory approvals have been obtained and the acquisition is expected to occur on June 2, 2021.
We expect to fund the cash portion of the transaction consideration and repay or otherwise satisfy a significant amount of Cantel’s existing debt obligations with approximately $2.1 billion of new debt, which is described in Note 6, titled "Debt".
Fiscal 2021 acquisition expenses that were related to the pending Cantel acquisition totaled $18,072.
As a result of limited access to the information required to prepare the initial accounting, we are unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Form 10-K filing.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2021
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$12,051	$3,097		$349	(3)	$(4,142)	(4)	$11,355
Inventory valuation reserve	16,149	4,423	(2)	(794)	(3)	—		19,778
Deferred tax asset valuation allowance	13,891	2,684		277	(3)	(2,709)		14,143
Recorded within liabilities:
Casualty loss reserves	$23,228	$5,550		$2,542		$(8,037)		$23,283
Year ended March 31, 2020
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,645	$6,760		$(247)	(3)	$(4,107)	(4)	$12,051
Inventory valuation reserve	19,754	(4,105)	(2)	500	(3)	—		16,149
Deferred tax asset valuation allowance	13,478	3,327		(1,927)	(3)	(987)		13,891
Recorded within liabilities:
Casualty loss reserves	$19,742	$6,000		$3,007		$(5,521)		$23,228
Year ended March 31, 2019
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$12,472	$356		$(327)	(3)	$(2,856)	(4)	$9,645
Inventory valuation reserve	19,639	(673)	(2)	788	(3)	—		19,754
Deferred tax asset valuation allowance	13,596	4,055		(1,653)	(3)	(2,520)		13,478
Recorded within liabilities:
Casualty loss reserves	$20,949	$4,456		$(1,158)		$(4,505)		$19,742
(1) Net allowance for doubtful accounts and allowance for sales and returns.
(2) Provision for excess and obsolete inventory, net of inventory written off.
(3) Change in foreign currency exchange rates and acquired reserves.
(4) Uncollectible accounts written off, net of recoveries.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2021 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2021. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during fiscal 2021. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 4% of our total assets as of March 31, 2021 and approximately 1% of our total revenues for the year ended March 31, 2021. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2021.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc

Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during the year ended March 31, 2021, which are included in the fiscal 2021 consolidated financial statements of the Company and constituted approximately 4% of total assets as of March 31, 2021 and approximately1% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during the year ended March 31, 2021.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 28, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
May 28, 2021

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Delinquent Section 16(a) Reports," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Shareholders (the "Proxy Statement").
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
ITEM 11.EXECUTIVE COMPENSATION
This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions "Executive Compensation," "Non-Employee Director Compensation" and "Miscellaneous Matters" of the Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This Annual Report on Form 10-K incorporates by reference the information appearing under the captions "Ownership of Voting Securities" of the Proxy Statement.
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,637,047	$112.03	3,589,242
Equity compensation plans not approved by security holders	—	—	—
Total	1,637,047	$112.03	3,589,242
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PERSON TRANSACTIONS
This Annual Report on Form 10-K incorporates by reference the information beginning under the captions "Governance Generally", "Board Meetings and Committees" and "Miscellaneous Matters" of the Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2021 and 2020.
Consolidated Statements of Income – Years ended March 31, 2021, 2020, and 2019.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2021, 2020, and 2019.
Consolidated Statements of Cash Flows – Years ended March 31, 2021, 2020, and 2019.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2021, 2020, and 2019.
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
2.1
Agreement and Plan of Merger, dated January 12, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp. (filed as Exhibit 2.1 to STERIS plc Form 8-K filed January 12, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

2.2
Amendment to the Agreement and Plan of Merger, dated March 1, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp. (filed as Exhibit 2.2 to Amendment No. 1 to STERIS plc Registration Statement on Form S-4 filed March 30, 2021 (Commission File No. 333-253799) and incorporated herein by reference).

2.3
Purchase Agreement, dated October 2, 2020, by and among KS Holdings LLC, Key Surgical Shareholders LLC, Key Surgical Management LLC, WSHP KS Investment LLC, Key Surgical LLC, STERIS Corporation, STERIS plc and Brian O’Connell and Scot Milchman (filed as Exhibit 2.1 to STERIS plc Form 8-K filed October 6, 2020 (Commission File No. 001-38848) and incorporated herein by reference).

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

4.1
Indenture, dated as of April 1, 2021, among STERIS Irish FinCo Unlimited Company, the guarantors party thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to STERIS plc Form 8-K filed April 1, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of April 1, 2021, among STERIS Irish FinCo Unlimited Company, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to STERIS plc Form 8-K filed April 1, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

4.3	Form of 2.700% Notes due 2031 (filed as Exhibit 4.3 to STERIS plc Form 8-K filed April 1, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

4.4	Form of 3.750% Notes due 2051 (filed as Exhibit 4.4 to STERIS plc Form 8-K filed April 1, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.36
Delayed Draw Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.37
Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.38
Credit Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.39
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.4 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.40
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.5 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.41
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Limited and each of the institutions signatory thereto (filed as Exhibit 10.6 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.42
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Voting Agreement, dated as of January 12, 2021, by and among STERIS plc, Solar New US Holdings Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp. (filed as Exhibit 10.1 to Form 8-K filed January 12, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

18.1	LIFO Preferability Letter

21.1	Subsidiaries of STERIS plc.

22.1	List of Guarantor Subsidiaries with respect to the 2.700% Notes due 2031 and 3.750% Notes due 2051 issued by STERIS Irish Finco Unlimited Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 28, 2021	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 28, 2021
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 28, 2021
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Controller and Chief Accounting Officer	May 28, 2021
Karen L. Burton
*	Chairman and Director	May 28, 2021
Mohsen M. Sohi
*	Director	May 28, 2021
Richard C. Breeden
*	Director	May 28, 2021
Daniel A. Carestio
*	Director	May 28, 2021
Cynthia L. Feldmann
*	Director	May 28, 2021
Christopher S. Holland
*	Director	May 28, 2021
Jacqueline B. Kosecoff
*	Director	May 28, 2021
David B. Lewis
*	Director	May 28, 2021
Paul E. Martin
*	Director	May 28, 2021
Nirav R. Shah
*	Director	May 28, 2021
Richard M. Steeves

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 28, 2021	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors