Form 10-Q
period 2021-06-30
STERIS plc
filed 2021-08-09
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 6, 2021: 99,758,941

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$534,774	$220,531
Accounts receivable (net of allowances of $17,657 and $11,355 respectively)	743,420	609,406
Inventories, net	593,067	315,067
Prepaid expenses and other current assets	136,599	66,750
Total current assets	2,007,860	1,211,754
Property, plant, and equipment, net	1,499,448	1,235,400
Lease right-of-use assets, net	207,341	150,142
Goodwill	5,286,594	3,026,049
Intangibles, net	3,048,319	898,406
Other assets	51,445	52,720
Total assets	$12,101,007	$6,574,471
Liabilities and equity
Current liabilities:
Accounts payable	$232,186	$156,950
Accrued income taxes	8,516	27,561
Accrued payroll and other related liabilities	193,167	150,078
Lease obligations due within one year	37,033	22,774
Convertible debt, par value	168,000	—
Convertible debt, premium liability	198,478	—
Short-term indebtedness	6,875	—
Accrued expenses and other	300,770	220,557
Total current liabilities	1,145,025	577,920
Long-term indebtedness	3,256,714	1,650,540
Deferred income taxes, net	856,899	236,860
Long-term lease obligations	171,314	129,673
Other liabilities	86,040	88,010
Total liabilities	$5,515,992	$2,683,003
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 99,746 and 85,353 ordinary shares issued and outstanding, respectively	4,736,838	2,002,825
Retained earnings	1,874,559	1,939,408
Accumulated other comprehensive (loss)	(36,817)	(61,243)
Total shareholders’ equity	6,574,580	3,880,990
Noncontrolling interests	10,435	10,478
Total equity	6,585,015	3,891,468
Total liabilities and equity	$12,101,007	$6,574,471

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
		(*as adjusted)
Revenues:
Product	$489,279	$301,108
Service	479,143	367,824
Total revenues	968,422	668,932
Cost of revenues:
Product	271,406	154,739
Service	270,734	226,809
Total cost of revenues	542,140	381,548
Gross profit	426,282	287,384
Operating expenses:
Selling, general, and administrative	393,752	155,170
Research and development	18,192	16,231
Restructuring expenses	14	166
Total operating expenses	411,958	171,567
Income from operations	14,324	115,817
Non-operating expenses, net:
Interest expense	21,812	9,492
Fair value adjustment related to convertible debt, premium liability	22,923	—
Interest (income) and miscellaneous expense	(1,434)	(2,289)
Total non-operating expenses, net	43,301	7,203
Income (loss) before income tax expense	(28,977)	108,614
Income tax (credit) expense	(7,075)	19,083
Net (loss) income	(21,902)	89,531
Less: Net (loss) income attributable to noncontrolling interests	(95)	(66)
Net (loss) income attributable to shareholders	$(21,807)	$89,597

Net (loss) income per share attributed to shareholders
Basic	$(0.24)	$1.05
Diluted	$(0.24)	$1.05
Cash dividends declared per share ordinary outstanding	$0.40	$0.37
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
		(*as adjusted)
Net (loss) income	$(21,902)	$89,531
Less: Net (loss) income attributable to noncontrolling interests	(95)	(66)
Net (loss) income attributable to shareholders	(21,807)	89,597

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans cost, (net of taxes of $174 and $174, respectively)	(507)	(510)
Change in cumulative currency translation adjustment	24,933	27,619
Total other comprehensive income	24,426	27,109
Comprehensive income	$2,619	$116,706
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
		(*as adjusted)
Operating activities:
Net (loss) income	$(21,902)	$89,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	83,621	48,954
Deferred income taxes	456	(1,814)
Share-based compensation expense	26,600	5,962
Loss on the disposal of property, plant, equipment, and intangibles, net	824	237
Loss on sale of businesses, net	419	10
Fair value adjustment related to convertible debt, premium liability	22,923	—
Other items	(2,334)	6,842
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	41,732	84,665
Inventories, net	(1,660)	(28,830)
Other current assets	(6,747)	(6,729)
Accounts payable	(4,614)	(17,011)
Accruals and other, net	(41,892)	(47,695)
Net cash provided by operating activities	97,426	134,122
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(56,396)	(66,861)
Proceeds from the sale of property, plant, and equipment	217	137
Acquisition of businesses, net of cash acquired	(547,353)	—
Net cash used in investing activities	(603,532)	(66,724)
Financing activities:
Proceeds from issuance of senior public notes	1,350,000	—
Proceeds from term loan	650,000	—
Payments on term loan	(125,000)	—
Payments on long-term obligations	(721,284)	—
Payments under credit facilities, net	(249,421)	(95,837)
Deferred financing fees and debt issuance costs	(17,227)	—
Acquisition related deferred or contingent consideration	(25,150)	(21)
Repurchases of ordinary shares	(10,670)	(14,296)
Cash dividends paid to ordinary shareholders	(34,148)	(31,471)
Contributions from non-controlling interest	—	2,258
Stock option and other equity transactions, net	1,710	5,367
Net cash (provided by) used in financing activities	818,810	(134,000)
Effect of exchange rate changes on cash and cash equivalents	1,539	2,648
Increase (decrease) in cash and cash equivalents	314,243	(63,954)
Cash and cash equivalents at beginning of period	220,531	319,581
Cash and cash equivalents at end of period	$534,774	$255,627
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	(21,807)	—	(95)	(21,902)
Other comprehensive income	—	—	—	24,426	—	24,426
Repurchases of ordinary shares	(60)	(1,776)	(8,894)	—	—	(10,670)
Equity compensation programs and other	156	28,299		—	—	28,299
Cash dividends –$0.40 per ordinary share	—	—	(34,148)	—	—	(34,148)
Issuance of shares for acquisition of Cantel Medical Corp. ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Other changes in noncontrolling interest	—	—	—	—	52	52
Balance at June 30, 2021	99,746	$4,736,838	$1,874,559	$(36,817)	$10,435	$6,585,015

	Ordinary Shares		Retained Earnings (as adjusted *)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	1,982,164	$1,658,661	$(235,463)	$12,848	$3,418,210
Comprehensive income:
Net income (loss)	—	—	89,597	—	(66)	89,531
Other comprehensive income	—	—	—	27,109	—	27,109
Repurchases of ordinary shares	(98)	(10,373)	(3,923)	—	—	(14,296)
Equity compensation programs and other	234	11,256	—	—	—	11,256
Cash dividends – $0.37 per ordinary share	—	—	(31,471)	—	—	(31,471)
Contributions from noncontrolling interest	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	9	9
Balance at June 30, 2020	85,060	$1,983,047	$1,712,864	$(208,354)	$15,049	$3,502,606
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, unless noted and except per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
STERIS is a leading global provider of products and services that meet the needs of healthcare growth areas: procedures, devices, pharmaceuticals and dental. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair solutions, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
On June 2, 2021, we completed our previously announced acquisition of Cantel Medical Corp. Refer to note 2 titled, "Business Acquisitions" for additional information regarding this acquisition.
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. The Consolidated Balance Sheet at March 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2021 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2022.
Revenue Recognition and Associated Liabilities

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2021, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2022, $35,722 of the March 31, 2021 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2021, $30,804 of the March 31, 2020 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2021, the transaction price allocated to remaining performance obligations was approximately $1,371,500. We expect to recognize approximately 55% of the transaction price within one year and approximately 37% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2022

ASU 2019-12 "Income Taxes (Topic 740)"	December 2019	The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. .	First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 with no material impact to our consolidated financial statements.
ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)"	August 2020
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
			First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 and applied it to our accounting for the convertible debt assumed in the acquisition of Cantel Medical Corp. ("Cantel").

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2021.
2. Business Acquisitions
On June 2, 2021, we acquired all outstanding equity interests of Cantel Medical Corp. ("Cantel") through a U.S. subsidiary. Cantel, headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel is being integrated into our existing Healthcare and Life Sciences segments. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business will be reported as the Dental segment. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Fiscal 2022 first quarter acquisition and integration expenses related to the Cantel acquisition totaled $140,347 and are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income. Acquisition and integration expenses include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
Total Purchase Consideration
The total consideration for Cantel Common Stock and stock equivalents was $3,599,471. The consideration was comprised of the following:

(shares in thousands)
Cash consideration $16.93 per Cantel share (42,816 shares)	$716,412
Cash consideration for fractional shares	14
STERIS plc ordinary shares (14,297 shares at $188.07 per share)	2,689,317
Consideration related to Cantel equity compensation programs	18,173
Consideration related to equity component of Cantel convertible debt	175,555
Total purchase consideration	$3,599,471
In addition to the total purchase consideration, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in note 5 titled, "Debt".
We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in Note 5 titled, "Debt" and in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on May 28, 2021.
Fair Value of Assets Acquired and Liabilities Assumed
The acquisition of Cantel has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The entire purchase price allocation for Cantel is preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the our results of operations and financial position. Goodwill will be allocated to the Healthcare, Life Sciences and Dental segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyzes are performed, and these differences could have a material impact on our results of operations and financial position.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Cantel (1)
Cash	$169,073
Accounts receivable	172,226
Inventory	271,132
Property, plant and equipment	227,783
Lease right-of-use assets, net	48,504
Other assets	65,837
Intangible assets	2,190,000
Goodwill	2,243,827
Total assets acquired	5,388,382
Convertible debt, par value	168,000
Other current liabilities	240,801
Long-term lease obligations	40,768
Deferred income taxes, net	618,058
Long-term indebtedness	721,284
Total liabilities assumed	1,788,911
Net assets acquired	$3,599,471
(1) Purchase price allocation is still preliminary as of June 30, 2021, as valuations have not been finalized.

Other Intangible Assets
The estimated fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on the historical experience of STERIS, available similar industry data and assumptions made by management. Preliminary values and useful lives are presented in the table below.

	Total (1)	Useful Live
Customer relationships	$2,060,000	10 years
Trade name	130,000	10 years
Total intangible assets acquired	$2,190,000
(1) Amounts are preliminary as of June 30, 2021, as valuations have not been finalized.

Contingent liabilities assumed totaled $25,000 and were related to contingent consideration associated with a prior acquisition completed by Cantel. Payment of the liability was made in June 2021.
Actual and Pro Forma Impact
Our consolidated financial statements include Cantel's results of operations from the date of acquisition on June 2, 2021 through June 30, 2021. Net sales and operating income (loss) attributable to Cantel during this period and included in our consolidated financial statements for the three month period ended June 30, 2021 total $101,758 and $(133,190).
The following unaudited pro forma information gives effect to our acquisition of Cantel as if the acquisition had occurred on April 1, 2020 and Cantel had been included in our consolidated results of operations for the three month periods ended June 30, 2021 and 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

	Three Months Ended June 30
	(unaudited)
	2021	2020
Net revenues	$1,173,519	$869,874
Net income (loss) from continuing operations	93,635	(90,382)
The historical consolidated financial information of STERIS and Cantel has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transaction and factually supportable. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on preliminary valuations of assets acquired. Adjustments to financing costs and income tax expense also were made to reflect the capital structure and anticipated effective tax rate of the combined entity. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.
3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2021	March 31, 2021
		(*as adjusted)
Raw materials	$183,233	$103,939
Work in process	72,119	54,283
Finished goods	376,381	176,623
Reserve for excess and obsolete inventory	(38,666)	(19,778)
Inventories, net	$593,067	$315,067
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Inventory has increased since March 31, 2021, primarily due to the acquisition of Cantel.
4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2021	March 31, 2021
Land and land improvements (1)	$84,154	$69,477
Buildings and leasehold improvements	662,527	567,132
Machinery and equipment	866,896	779,044
Information systems	224,584	193,222
Radioisotope	577,724	565,681
Construction in progress (1)	274,414	211,381
Total property, plant, and equipment	2,690,299	2,385,937
Less: accumulated depreciation and depletion	(1,190,851)	(1,150,537)
Property, plant, and equipment, net	$1,499,448	$1,235,400
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	June 30, 2021	March 31, 2021

Convertible debt, par value	$168,000	$—

Short-term debt
Term loan, current portion	6,875	—
Total short-term debt	$6,875	$—

Long-term debt
Private Placement	$862,719	$860,308
Revolving Credit Facility	—	247,423
Deferred financing costs	(28,160)	(7,191)
Term loan	418,125	550,000
Delayed draw term loan	650,000	—
Senior public notes	1,350,000	—
Financing leases	4,030	—
Total long-term debt	$3,256,714	$1,650,540
Total debt	$3,431,589	$1,650,540

During the first quarter of fiscal 2022, we borrowed $650,000 under our Delayed draw term loan agreement and used the proceeds to partially fund the Cantel acquisition.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021.
Senior Public Notes
On April 1, 2021, STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo", the "Issuer") completed an offering of $1,350,000 in aggregate principal amount, of its senior notes in two separate tranches: (i) $675,000 aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675,000 aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, and STERIS plc, STERIS Corporation and STERIS Limited (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis (the “Guarantees”). The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021, until their respective maturities.
Cantel's Convertible Debt
On May 15, 2020, Cantel issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement. The initial conversion price was $41.51 per share of Cantel common stock (based on an initial conversion rate of 24.0912 shares of Cantel common stock per one thousand dollars in principal amount of Notes) and was, along with the conversion rate, subject to adjustment if certain events occurred.
On June, 3, 2021, Cantel (a) delivered a notice to holders of its Notes pursuant to the indenture governing the Notes (as supplemented, the "Cantel Indenture”), notifying holders that, as a result of each of (i) the consummation of the series of mergers (the “Mergers”) contemplated by the Agreement and Plan of Merger, dated as of January 12, 2021 (as amended by Amendment to Agreement and Plan of Merger, dated as of March 1, 2021), among Cantel, STERIS plc (“Parent”), Solar New US Holding Co, LLC (now known as Solar New US Holding Corporation) (“US Holdco”), an indirect and wholly owned subsidiary of Parent, and Crystal Merger Sub 1, LLC, a direct and wholly owned subsidiary of US Holdco, and (ii) the delisting of Cantel common stock from the New York Stock Exchange (the “NYSE”), a “Fundamental Change” and a “Make-Whole Fundamental Change,” each as defined in the Cantel Indenture, had occurred effective as of June 2, 2021 and (b) commenced an offer to purchase any and all outstanding Notes as a result of the Fundamental Change.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

A tender offer statement on Schedule TO (“Schedule TO”) was filed by Cantel with the U.S. Securities and Exchange Commission ("SEC") with respect to the right of each holder (each, a “Holder”) of the Notes to require Cantel to repurchase, at the Holder’s option, 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding the settlement date of July 6, 2021 (as such date was amended by Amendment No. 1 to Schedule TO (“Amendment No. 1”), dated June 29, 2021).
The offer to purchase the Notes expired at 11:59 p.m. New York City time, on July 1, 2021 (the “Expiration Time”, as such date was amended by Amendment No. 1), and was not extended. Wells Fargo Bank, National Association, as paying agent and trustee under the Indenture (the “Cantel Trustee”), informed Cantel that as of the Expiration Time, none of the Notes had been validly tendered (and not properly withdrawn) for purchase.
Pursuant to the terms of the Cantel Indenture, in connection with the consummation of the Mergers, Cantel, Parent and the Cantel Trustee entered into a supplemental indenture providing that, following the Mergers, each holder’s right to convert each one thousand dollar principal amount of Notes into shares of Cantel common stock was changed into a right to convert such principal amount of Notes into the kind and amount of cash, stock, other securities, other property or assets, subject to settlement method election provisions of the Indenture, that a holder of Cantel common stock was entitled to receive upon consummation of the Mergers. At the consummation of the Mergers, holders of Cantel common stock received $16.93 in cash and 0.33787 ordinary shares, par value $0.001 per share, of the Parent (“Parent Shares”) for each share of Cantel common stock (each a “unit of Reference Property”).
Because each of the consummation of the Mergers and the delisting of Cantel common stock from the NYSE constituted a “Make-Whole Fundamental Change” under the Cantel Indenture, any Notes surrendered for conversion from and including June 2, 2021 until July 2, 2021 (the “Make-Whole Conversion Period”) are subject to conversion at the conversion rate of 25.0843 units of Reference Property (the “Make-Whole Conversion Rate”), which corresponds to 8.4752 Parent Shares and approximately $424.68 in cash per one thousand dollars in principal amount of Cantel Notes. The Make-Whole Conversion Rate was based on an increase in the Conversion Rate by 0.9931 Additional Shares (as defined in the Indenture) based on a Make-Whole Effective Date of June 2, 2021 and a Stock Price (each as defined in the Indenture) of $81.3520. As previously announced by Cantel, it will settle all conversions of Notes in connection with the Make-Whole Fundamental Changes that constitute the Mergers and delisting of Cantel common stock from the NYSE pursuant to the Cash Settlement provisions of the Cantel Indenture.
The Cantel Trustee, acting as conversion agent, informed Cantel that holders of 100% of the outstanding Notes elected to convert their Notes during the Make-Whole Conversion Period.
The fair value of the Notes exceeded their aggregate par value of $168,000 at the date of consummation of the Mergers. The fair value was estimated utilizing the closing price of Parent Shares on June 2, 2021. A premium of approximately $175,555 in excess of the aggregate par value of the Notes represented purchase consideration and was initially classified in additional paid-in capital in accordance with ASC 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)". Because all Holders elected to convert during the Make-Whole Conversion Period, the aggregate par value outstanding has been reclassified to current liabilities in the balance sheet. The premium initially recorded as additional paid in capital at the effective time of the Mergers has been reclassified to "Convertible debt, premium liability," also classified as a current liability, and will be settled in cash.
As of June 30, 2021, the estimated total Cash Settlement value of the Notes was approximately $366,478 with the aggregate par value of $168,000 reported as “Convertible debt, par value” and the fair value of the liability representing the premium over par of approximately $198,478 reported as “Convertible debt, premium liability.” The estimate is based on the applicable Daily Volume Weighted Average Price ("VWAP") (as defined in the Cantel Indenture) values through July 1, 2021 and an assumed Daily VWAP value of $208.45, which was the Daily VWAP of Parent Shares on July 1, 2021, for each Trading Day (as defined in the Cantel Indenture) of the remaining applicable 40-Trading Day Observation Periods (as defined in the Cantel Indenture).
The fair value of the liability representing the premium over par value increased between the effective date of the Mergers and June 30, 2021 because of the movement in trading prices of Parent Shares during the Observation Periods to date. The fluctuation in fair value during such Observation Periods is reported in the statement of income as a component of “Non-operating expense, net.”
The fair value of the liability will continue to fluctuate based on the movement in trading prices of Parent Shares during the balance of the remaining Observation Periods and such change could be material to the statement of income for the fiscal 2022 second quarter. A 5.0% increase or decrease in the assumed Daily VWAP for the balance of the remaining Observation Periods would result in an increase or decrease in non-operating expense of approximately $11,300.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

The combined annual aggregate amount of maturities of our outstanding debt excluding leases by fiscal year is as follows:

2022	$168,000
2023	142,875
2024	60,000
2025	165,938
2026	502,500
2027 and thereafter	2,416,406
Total	$3,455,719
6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2021	March 31, 2021
Accrued payroll and other related liabilities:
Compensation and related items	$112,225	$47,157
Accrued vacation/paid time off	20,081	12,389
Accrued bonuses	40,759	62,530
Accrued employee commissions	15,945	24,022
Other postretirement benefit obligations-current portion	1,326	1,326
Other employee benefit plans obligations-current portion	2,831	2,654
Total accrued payroll and other related liabilities	$193,167	$150,078
Accrued expenses and other:
Deferred revenues	$102,133	$62,492
Service liabilities	44,852	46,720
Self-insured risk reserves-current portion	9,068	8,095
Accrued dealer commissions	31,851	27,348
Accrued warranty	13,633	9,406
Asset retirement obligation-current portion	1,199	1,193
Accrued interest	16,285	7,751
Other	81,749	57,552
Total accrued expenses and other	$300,770	$220,557
Other liabilities:
Self-insured risk reserves-long-term portion	$17,295	$17,295
Other postretirement benefit obligations-long-term portion	8,279	8,690
Defined benefit pension plans obligations-long-term portion	4,020	3,748
Other employee benefit plans obligations-long-term portion	1,733	2,353
Accrued long-term income taxes	13,241	13,241
Asset retirement obligation-long-term portion	12,361	12,137
Other	29,111	30,546
Total other liabilities	$86,040	$88,010

7. Income Tax Expense

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

The effective income tax rates for the three-month periods ended June 30, 2021 and 2020 were 24.4% and 17.6%, respectively. The fiscal 2022 effective tax rate increased when compared to fiscal 2021, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rate also includes one-time, non-deductible acquisition related costs.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. With the exception of formal acceptance of the settlement noted below, we are no longer subject to United States federal examinations for years before fiscal 2016 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2016. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement had been reached on final interest rates, and as of the end of fiscal year 2021, we were in the process of determining total impact on tax liability in each affected year. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, over the fiscal years 2016 through 2020.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

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
9. Business Segment Information
As a result of the acquisition of Cantel, we have reassessed the organization of our business and have added a new segment called Dental. We now operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms, endoscopy suites, and renal dialysis centers. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include single-use devices and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our Applied Sterilization Technologies ("AST") segment is a third-party service provider for contract sterilization, as well as the testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Our Life Sciences segment provides a comprehensive offering of products and services that support pharmaceutical manufacturing, primarily for vaccine and other biopharma Customers focused on aseptic manufacturing. These solutions include a full suite of consumable products, equipment maintenance and specialty services, and capital equipment.
Our Dental segment provides a comprehensive offering for dental practitioners and dental schools, offering instruments, infection prevention consumables and instrument management systems.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three months ended June 30, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three customers collectively accounted for approximately 35.8% of our Dental segment revenues for the three months ended June 30, 2021. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2021	2020
Revenues:		(*as adjusted)
Healthcare	$602,817	$399,658
Applied Sterilization Technologies	208,902	152,362
Life Sciences	121,471	116,912
Dental	35,232	—
Total revenues	$968,422	$668,932
Operating income (loss):
Healthcare	$136,160	$84,173
Applied Sterilization Technologies	101,927	63,955
Life Sciences	49,088	48,461
Dental	10,119	—
Corporate	(75,060)	(52,367)
Total operating income before adjustments	$222,234	$144,222
Less: Adjustments
Amortization of acquired intangible assets (1)	$41,741	$17,500
Acquisition and integration related charges (2)	140,996	1,286
Tax restructuring costs (3)	(49)	170
Net loss on divestiture of businesses (1)	419	10
Amortization of inventory and property "step up" to fair value (1)	24,789	603
COVID-19 incremental costs (4)	—	8,670
Restructuring charges (5)	14	166
Total operating income	$14,324	$115,817
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions" and to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2022 and fiscal 2021 first quarter revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2021	2020
Healthcare:
Consumables	$206,692	$83,754
Capital equipment	150,890	128,082
Service	245,235	187,822
Total Healthcare Revenues	$602,817	$399,658
Total Applied Sterilization Technologies Revenues	$208,902	$152,362
Life Sciences:
Consumables	$56,536	$58,842
Capital equipment	32,745	30,430
Service	32,190	27,640
Total Life Sciences Revenues	$121,471	$116,912
Dental Revenues	$35,232	$—
Total Revenues	$968,422	$668,932
Additional geographic information regarding our revenues and property, plant and equipment, net is presented in the following tables:

	Three Months Ended June 30,
	2021	2020
Revenues:
Ireland	$21,945	$14,373
United States	679,250	491,708
Other locations	267,227	162,851
Total Revenues	$968,422	$668,932

	June 30, 2021	March 31, 2021
Property, Plant, and Equipment, Net
Ireland	$53,895	52,140
United States	872,093	673,784
Other locations	573,460	509,476
Property, Plant, and Equipment, Net	$1,499,448	$1,235,400
Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments.
Certain facilities, equipment, and intellectual properties are utilized for production by both the Healthcare and Life Sciences segments at varying levels over time. As a result, an allocation of total assets is not meaningful to the individual performance of the Healthcare and Life Sciences segments. Therefore, their respective amounts are reported together.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

	June 30, 2021	March 31, 2021
Assets:
Healthcare and Life Sciences	$5,426,887	$3,600,182
Applied Sterilization Technologies	3,096,864	2,974,289
Dental	1,333,429	—
Cantel related goodwill not yet allocated (1)	2,243,827	—
Total assets	$12,101,007	$6,574,471
(1) Amount is still preliminary as of June 30, 2021, as valuations have not been finalized. Goodwill will be allocated to the Healthcare, Life Sciences, and Dental business segments.
The increase in total assets for the June 30, 2021 period is primarily related to the acquisition of Cantel. Refer to note 2 titled, "Business Acquisitions", for more information.

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2021	2020
Weighted average shares outstanding—basic	90,152	84,959
Dilutive effect of share equivalents	840	717
Weighted average shares outstanding and share equivalents—diluted	90,992	85,676
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2021	2020
Number of share options	273	330
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of June 30, 2021, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During the first three months of fiscal 2021, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2022 we obtained 59,648 of our ordinary shares in the aggregate amount of $10,670 in connection with share based compensation award programs. During the first three months of fiscal 2021, we obtained 63,150 of our ordinary shares in the aggregate amount of $9,248 in connection with share based compensation award programs.
12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation and Organizational Development Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of June 30, 2021, 3,275,133 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2022 and 2021:

	Fiscal 2022	Fiscal 2021
Risk-free interest rate	1.16%	0.46%
Expected life of options	5.8 years	6.0 years
Expected dividend yield of stock	0.97%	0.96%
Expected volatility of stock	24.41%	23.04%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.85% and 2.78% was applied in fiscal 2022 and 2021, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,637,047	$112.03
Granted	200,684	210.31
Exercised	(36,853)	50.23
Forfeited	—	—
Outstanding at June 30, 2021	1,800,878	$124.25	6.9 years	$148,573
Exercisable at June 30, 2021	1,155,980	$96.73	5.9 years	$126,658
We estimate that 621,487 of the non-vested stock options outstanding at June 30, 2021 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $206.30 closing price of our ordinary shares on June 30, 2021 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2022 and fiscal 2021 was $5,469 and $9,581, respectively. Net cash proceeds from the exercise of stock options were $1,710 and $5,367 for the first three months of fiscal 2022 and fiscal 2021, respectively.
The weighted average grant date fair value of stock option grants was $36.24 and $27.44 for the first three months of fiscal 2022 and fiscal 2021, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of June 30, 2021, we no longer have outstanding SARS. The fair value of the outstanding SARS as of June 30, 2020 was $493.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	533,323	29,500	$121.35
Granted	109,452	7,929	191.25
Vested	(169,741)	(9,538)	91.87
Forfeited	(3,153)	(124)	151.11
Non-vested at June 30, 2021	469,881	27,767	$148.32
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2022 was $16,431.
As of June 30, 2021, there was a total of $67,599 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.4 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

Cantel Share Based Compensation Plan
In connection with the June 2, 2021, acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
A total of 280,402 STERIS restricted share units replaced Cantel awards based on a ratio of one Cantel restricted share unit to 0.4262 STERIS restricted share units. Cantel time based restricted share units were replaced with STERIS restricted share units with the same three-year pro-rata vesting terms based on the original award date. Performance and market based Cantel restricted share units were replaced with time based STERIS restricted share units that vest pro rata over the remaining one, two or three anniversaries from the original Cantel award date. The number of performance restricted share units was replaced based on the original target achievement level. All replacement restricted share units retained dividend accumulation rights.
The Cantel equity plan also contains double trigger change in control provisions. As a result, vesting may be accelerated upon termination of employment.
The fair value of each STERIS restricted share unit awarded on June 2, 2021 to replace outstanding non-vested Cantel restricted share units was $191.18 based on the closing price of STERIS ordinary shares on June 2, 2021. Approximately $18,173 of the total $53,607 grant date fair value was attributable to pre-acquisition services provided and was recorded as a component of purchase consideration in connection with the acquisition of Cantel.
During the first quarter of fiscal 2022, recognition of unamortized share-based compensation expense totaling $18,545 was accelerated in connection with the planned termination of certain Cantel executive level employees in fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the remaining service required under the awards became non-substantive requiring acceleration of the remaining related compensation cost.
As of June 30, 2021, there was a total of $15,464 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	—	$—
Granted	280,402	$191.18
Non-vested at June 30, 2021	280,402	$191.18
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
Changes in our warranty liability during the first three months of fiscal 2022 were as follows:

Warranties
Balance, March 31, 2021	$9,406
Liabilities assumed in acquisition of Cantel	4,769
Warranties issued during the period	3,530
Settlements made during the period	(4,072)
Balance, June 30, 2021	$13,633
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

fiscal 2022, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2022. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2021, we held foreign currency forward contracts to buy 59.8 million Mexican pesos, 7.7 million Canadian dollars and 25.5 million British pounds sterling; and to sell 47.9 million euros, 6.0 million Canadian dollars and 16.0 million Chinese yuan. At June 30, 2021 we held commodity swap contracts to buy 576.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021
Prepaid & Other	$619	$57	$—	$—
Accrued expenses and other	$—	$—	$485	$367
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2021	2020
Foreign currency forward contracts	Selling, general and administrative	$1,428	$143
Commodity swap contracts	Cost of revenues	$664	$364
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $50,102 at June 30, 2021. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2021 and March 31, 2021:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$534,774	$220,531	$534,774	$220,531	$—	$—	$—	$—
Forward and swap contracts (1)	619	57	—	—	619	57	—	—
Equity investments(2)	10,275	10,301	10,275	10,301	—	—	—	—
Other investments	2,703	2,665	2,703	2,665	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$485	$367	$—	$—	$485	$367	$—	$—
Deferred compensation plans (2)	1,598	1,715	1,598	1,715	—	—	—	—
Convertible debt, par value and premium liability (3)	366,478	—	—	—	366,478	—	—	—
Total debt (4)	3,259,559	1,650,540	—	—	3,386,359	1,722,459	—	—
Contingent consideration obligations (5)	19,805	19,642	—	—	—	—	19,805	19,642
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the first quarter of fiscal 2022 and 2021, we recorded a (loss) gain of $(16) and $309, respectively, related to these investments.
(3) The fair value represents the total estimated cash settlement value of the convertible notes which consists of the par value and a premium over par value. For more information on the Convertible Debt premium liability refer to Note 5 ,titled “Debt”.
(4) We estimate the fair value of our debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair values of our Senior Public Notes are estimated using quoted market prices for the publicly registered Senior Notes. These amounts exclude lease liabilities.
(5) Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2021 are summarized as follows:

Contingent Consideration
Balance at March 31, 2021	$19,642
Liabilities assumed in acquisition of Cantel	25,000
Additions	186
Payments	(25,022)
Currency translation adjustments	(1)
Balance at June 30, 2021	$19,805

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2021 and 2020 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021	$(5,519)	$(55,724)	$(61,243)
Other Comprehensive (Loss) Income before reclassifications	591	24,933	25,524
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(1,098)	—	(1,098)
Net current-period Other Comprehensive (Loss) Income	(507)	24,933	24,426
Balance at June 30, 2021	$(6,026)	$(30,791)	$(36,817)
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

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$(6,813)	$(228,650)	$(235,463)
Other Comprehensive Income (Loss) before reclassifications	318	27,619	27,937
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(828)	—	(828)
Net current-period Other Comprehensive (Loss)	(510)	27,619	27,109
Balance at June 30, 2020	$(7,323)	$(201,031)	$(208,354)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands, except as noted)

17. Loans Receivable
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding borrowings under the agreement totaled $8,690 (or €7,300) at June 30, 2021 and $8,568 (or €7,300) at March 31, 2021.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
18. COVID-19 Pandemic
The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, negatively affected some of our operations, which impacted our operating results, financial position and cash flows during fiscal 2021. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and service. External factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, the distribution of available vaccines create uncertainty regarding future demand from our Customers and the ability of our suppliers to meet our demands. However, order momentum has continued to improve and increased demand for certain capital equipment products strengthened from the fourth quarter of fiscal 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 28, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 9, 2021

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2022 and fiscal 2021. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
•Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes dedicated consumables including V-PRO, SYSTEM 1 and 1E consumables, gastrointestinal endoscopy accessories, sterility assurance products, barrier protection solutions, cleaning consumables, dental and surgical instruments.
•Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.
General Company Overview and Executive Summary
STERIS is a leading global provider of products and services that meet the needs of healthcare growth areas: procedures, devices, pharmaceuticals and dental. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair solutions, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements, titled "Business Segment Information."
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
Acquisitions. On June 2, 2021, we acquired all outstanding equity interests Cantel Medical Corp. ("Cantel") through a U.S. subsidiary. Cantel, headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel is being integrated into our existing Healthcare and Life Sciences segments. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business will be reported as the Dental segment. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Fiscal 2022 first quarter acquisition and integration expenses related to the Cantel acquisition totaled $140.3 million and are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income.
The results of Cantel are only reflected in the results of operations and cash flows from June 2, 2021 forward, which will affect results of comparability to the prior period operations and cash flows.

COVID-19 Pandemic. We do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the COVID-19 pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We have successfully managed our liquidity throughout the COVID-19 pandemic and continue to invest in expansion projects as planned. We obtained additional funding in the second half of fiscal 2021 to continue to advance our growth strategy to supplement organic growth with acquisitions. As a result, we do not believe that the COVID-19 pandemic or the actions we took in response to the pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations. For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021.
Highlights. Revenues for the first quarter of fiscal 2022 were $968.4 million, representing an increase of 44.8% over the first quarter of fiscal 2021 revenues of $668.9 million with growth in all segments. The increase was primarily related to organic growth in the Healthcare and Applied Sterilization Technologies segments, added volume from Cantel and other recent acquisitions, and favorable fluctuations in currencies. Additionally, during the prior year period we experienced reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic.
Gross margin percentage for the first quarter of fiscal 2022 was 44.0%, compared to 43.0% for the first quarter of fiscal 2021. Favorable impacts from increased productivity, incremental costs associated with COVID-19 in the prior year period and our recent acquisitions were partially offset by unfavorable impact from inflation, fluctuations in currencies, and mix and other adjustments.
Operating income during the first quarter of fiscal 2022 was $14.3 million, compared to $115.8 million for the first quarter of fiscal 2021. Contributing to the decline in operating income was $140.3 million in acquisition and integration expenses in the fiscal 2022 period, related to our acquisition of Cantel.
Cash flows from operations were $97.4 million and free cash flow was $41.2 million in the first three months of fiscal 2022 compared to cash flows from operations of $134.1 million and free cash flow of $67.4 million in the first three months of fiscal 2021 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decreases in cash flows from operations and free cash flow were primarily due to anticipated costs associated with the acquisition of Cantel.
Our debt-to-total capital ratio was 34.3% at June 30, 2021 and 29.8% at March 31, 2021. During the first three months of fiscal 2022, we declared and paid quarterly cash dividends of $0.40 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2022 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$97,426	$134,122
Purchases of property, plant, equipment and intangibles, net	(56,396)	(66,861)
Proceeds from the sale of property, plant, equipment and intangibles	217	137
Free cash flow	$41,247	$67,398
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2022 compared with the same fiscal 2021 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three months ended June 30, 2021 to the revenues for the three months ended June 30, 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change	Percent Change

Total revenues	$968,422	$668,932	$299,490	44.8%

Revenues by type:
Service revenues	479,143	367,824	111,319	30.3%
Consumable revenues	298,887	142,596	156,291	109.6%
Capital equipment revenues	190,392	158,512	31,880	20.1%

Revenues by geography:
Ireland revenues	21,945	14,373	7,572	52.7%
United States revenues	679,250	491,708	187,542	38.1%
Other foreign revenues	267,227	162,851	104,376	64.1%
Revenues increased 44.8% to $968.4 million for the three months ended June 30, 2021, as compared to $668.9 million for the same period in the prior year with growth in all segments. The increase of was primarily related to organic growth in the Healthcare and Applied Sterilization Technologies segments, added volume of $141.3 million from Cantel and other recent acquisitions and favorable fluctuations in currencies. Additionally, during the prior year period we experienced reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic.
Service revenues increased 30.3% for the first three months of fiscal 2022, as compared to the same period in fiscal 2021, reflecting organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments, as well as added volume from Cantel and our other recent acquisitions. Consumable revenues increased by 109.6% for the first three months of fiscal 2022, as compared to the same period in fiscal 2021, reflecting organic growth in the Healthcare segment, as well as added volume from Cantel and our other recent acquisitions. The growth was partially offset by a decline in the Life Sciences segment as the increased demand from our pharma Customers focused on vaccines and biologics that we experienced during fiscal 2021 shifted back to more normal levels. Capital equipment revenues increased 20.1%, for the first three months of fiscal 2022, as compared to the same period in fiscal 2021, reflecting organic growth in the Healthcare and Life Sciences segments and added volume from Cantel and our other recent acquisitions.

Ireland revenues increased 52.7% to $21.9 million for the three months ended June 30, 2021, as compared to $14.4 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
United States revenues increased 38.1% to $679.3 million for the three months ended June 30, 2021, as compared to $491.7 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues, primarily due to the impact of Cantel and our other recent acquisitions.
Revenues from other foreign locations increased 64.1% to $267.2 million for the three months ended June 30, 2021, as compared to $162.9 million for the same period in the prior year, reflecting growth in Canada and in the Europe, Middle East & Africa ("EMEA"), Latin American and Asia Pacific regions.
Gross Profit. The following table compares our gross profit for the three months ended June 30, 2021 to the three months ended June 30, 2020:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Gross profit:
Product	$217,873	$146,369	$71,504	48.9%
Service	208,409	141,015	67,394	47.8%
Total gross profit	$426,282	$287,384	$138,898	48.3%
Gross profit percentage:
Product	44.5%	48.6%
Service	43.5%	38.3%
Total gross profit percentage	44.0%	43.0%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the first three months of fiscal 2022 was 44.0% compared to the gross profit percentage for the first three months of fiscal 2021 of 43.0%. Favorable impacts from increased productivity (330 basis points), incremental costs associated with COVID-19 in the prior year period (120 basis points) and our recent acquisitions (70 basis points) were partially offset by unfavorable impact from inflation (30 basis points), fluctuations in currencies (40 basis points), and mix and other adjustments (350 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2021 to the three months ended June 30, 2020:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$393,752	$155,170	$238,582	153.8%
Research and development	18,192	16,231	1,961	12.1%
Restructuring expenses	14	166	(152)	NM
Total operating expenses	$411,958	$171,567	$240,391	140.1%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 153.8% in the first three months of fiscal 2022 over the same period in fiscal 2021, primarily due to acquisition and integration costs of $141.0 million and added expenses from Cantel and our other recent acquisitions.

Research and Development. For the three month period ended June 30, 2021, research and development expenses increased 12.1% over the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2022, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. Amounts related to restructuring expenses were not material for the three month periods ending June 30, 2021 or 2020, respectively. For information on our restructuring efforts, refer to our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$21,812	$9,492	$12,320
Fair value adjustment related to convertible debt, premium liability	22,923	—	22,923
Interest (income) and miscellaneous expense	(1,434)	(2,289)	855
Non-operating expenses, net	$43,301	$7,203	$36,098
Interest expense increased $12.3 million during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, primarily due to our Senior Public Notes which were issued in fiscal 2022. For more information on the Senior Public Notes refer to note 5 of our Consolidated Financial Statements totaled, "Debt".
During the first quarter of fiscal 2022, we recorded a fair value adjustment of $22.9 million related to the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt refer to note 5 of our Consolidated Financial Statements titled, "Debt".
Interest (income) and miscellaneous expense is not material.
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Income tax (credit) expense	$(7,075)	$19,083	$(26,158)	(137.1)%
Effective income tax rate	24.4%	17.6%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
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
The effective income tax rates for the three month periods ended June 30, 2021 and 2020 were 24.4% and 17.6%, respectively.The fiscal 2022 effective tax rate increased when compared to fiscal 2021, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rate also includes one-time, non-deductible acquisition related costs.

Business Segment Results of Operations. As a result of the acquisition of Cantel, we have reassessed the organization of our business and have added a new segment called Dental. We now operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms, endoscopy suites, and renal dialysis centers. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include single-use devices and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our Applied Sterilization Technologies ("AST") segment is a third-party service provider for contract sterilization, as well as the testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Our Life Sciences segment provides a comprehensive offering of products and services that support pharmaceutical manufacturing, primarily for vaccine and other biopharma Customers focused on aseptic manufacturing. These solutions include a full suite of consumable products, equipment maintenance and specialty services, and capital equipment.
Our Dental segment provides a comprehensive offering for dental practitioners and dental schools, offering instruments, infection prevention consumables and instrument management systems.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three months ended June 30, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three customers collectively accounted for approximately 35.8% of our Dental segment revenues for the three months ended June 30, 2021. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Revenues:		(*as adjusted)
Healthcare	$602,817	$399,658
Applied Sterilization Technologies	208,902	152,362
Life Sciences	121,471	116,912
Dental	35,232	—
Total revenues	$968,422	$668,932
Operating income (loss):
Healthcare	$136,160	$84,173
Applied Sterilization Technologies	101,927	63,955
Life Sciences	49,088	48,461
Dental	10,119	—
Corporate	(75,060)	(52,367)
Total operating income before adjustments	$222,234	$144,222
Less: Adjustments
Amortization of acquired intangible assets (1)	$41,741	$17,500
Acquisition and integration related charges (2)	140,996	1,286
Tax restructuring costs (3)	(49)	170
Net loss on divestiture of businesses (1)	419	10
Amortization of inventory and property "step up" to fair value (1)	24,789	603
COVID-19 incremental costs (4)	—	8,670
Restructuring charges (5)	14	166
Total operating income	$14,324	$115,817
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions" and to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) COVID-19 incremental costs includes the additional costs attributable to COVID-19 such as enhanced cleaning protocols, personal protective equipment for our employees, event cancellation fees, and payroll costs associated with our response to COVID-19, net of any government subsidies available.
(5) For more information regarding our restructuring efforts refer to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

Healthcare revenues increased 50.8% to $602.8 million for the three months ended June 30, 2021, as compared to $399.7 million for the same prior year period. This increase reflects growth in consumable, service and capital equipment revenues of 146.8%, 30.6% and 17.8%, respectively and reflects organic growth, favorable fluctuations in foreign currencies and the impact of Cantel in June and our other recent acquisitions. Additionally, during the fiscal 2021 period we experienced reduced demand for our products and services resulting from the reduction of deferrable surgical procedures as a result of the COVID-19 pandemic.
Excluding Cantel's backlog, the Healthcare segment’s backlog was $254.3 million at June 30, 2021, representing an increase of 54.9% compared to the backlog of $164.2 million at June 30, 2020. The increase is primarily due to built up demand as a result of the COVID-19 pandemic.
Applied Sterilization Technologies segment revenues increased 37.1% to $208.9 million for the quarter ended June 30, 2021, as compared to $152.4 million for the same prior year period. The fiscal 2022 increase reflects organic growth, favorable fluctuations in currencies and the impact of a fiscal 2021 acquisition.

Life Sciences segment revenues increased 3.9% to $121.5 million for the first three months ended June 30, 2021, as compared to $116.9 million for the same prior year period. This increase reflects growth in service and capital equipment revenues of 16.5% and 7.6% respectively primarily due to the acquisition of Cantel in June and favorable fluctuations in foreign currencies. Consumable revenues declined by 3.9%, as the increased demand from our pharma Customers focused on vaccines and biologics that we experienced in fiscal 2021 shifted back to more normal levels.
Excluding Cantel's backlog, the Life Sciences segment’s backlog amounted to $92.1 million at June 30, 2021, representing an increase of 36.0% compared to the backlog of $67.7 million at June 30, 2020. The increase is primarily due to built up demand as a result of the COVID-19 pandemic.
Dental segment revenues in June 2021 were $35.2 million.
The Healthcare segment’s operating income increased $52.0 million to $136.2 million for the first three months of fiscal 2022, as compared to $84.2 million for the same prior year period. The segment's operating margins were 22.6% and 21.1% for the first three months of fiscal 2022 and 2021, respectively. The segment's operating income and margin improvements were primarily due to to increased volume.
The Applied Sterilization Technologies segment's operating income increased $38.0 million to $101.9 million for the first three months of fiscal 2022, as compared to $64.0 million for the same prior year period. The segment’s operating margins were 48.8% and 42.0% for the first three months of fiscal 2022 and fiscal 2021, respectively. The segment's operating income and margin improvements were primarily due to to increased volume.
The Life Sciences segment’s operating income increased $0.6 million to $49.1 million for the first three months of fiscal 2022, as compared to $48.5 million for the same prior year period. The segment’s operating margins were 40.4% and 41.5% for the first three months of fiscal 2022 and fiscal 2021, respectively.
The Dental segment's operating income and operating margin were $10.1 million and 28.7%, for the month of June 2021.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$97,426	$134,122
Net cash (used in) investing activities	$(603,532)	$(66,724)
Net cash provided by (used in) financing activities	$818,810	$(134,000)
Debt-to-total capital ratio	34.3%	23.3%
Free cash flow	$41,247	$67,398
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $97.4 million for the first three months of fiscal 2022 and $134.1 million for the first three months of fiscal 2021. The fiscal 2022 decrease in cash flows from operations was primarily due to anticipated costs associated with the acquisition of Cantel.
Net Cash (Used In) Investing Activities – The net cash used in investing activities totaled $603.5 million for the first three months of fiscal 2022 and $66.7 million for the first three months of fiscal 2021. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2022 and fiscal 2021:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $56.4 million for the first three months of fiscal 2022 and $66.9 million during the same prior year period. The decrease was primarily due to higher spending related to expansion projects in the Applied Sterilization Technologies segment which occurred in the fiscal 2021 period.
•Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2022, we used $547.4 million for the acquisition of Cantel. For more information refer to our note 2 of our Consolidated Financial Statements titled, "Business Acquisitions".
Net Cash Provided by (Used In) Financing Activities – The net cash provided by financing activities amounted to $818.8 million for the first three months of fiscal 2022 compared with net cash used in financing activities of $134.0 million for the first three months of fiscal 2021. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2022 and fiscal 2021:

•Proceeds from Issuance of Senior Notes – During the first three months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to note 5 of our Consolidated Financial Statements titled, "Debt".
•Proceeds from Term Loan – During the first three months of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our Delayed Draw Term Loan, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on Term Loan – During the first three months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loan, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on Long-term Obligations, net – During the first three months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt refer to note 2 of our Consolidated Financial Statements titled, "Business Acquisitions".
•Payments under credit facilities, net – Net payments under credit facilities totaled $249.4 million in the first three months of fiscal 2022, compared to net payments under credit facilities of $95.8 million in the first three months of fiscal 2021. For more information on our debt, refer to note 5 of our Consolidated Financial Statements titled, "Debt".
•Deferred financing fees and debt issuance costs – During the first three months of fiscal 2022, we paid $17.2 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt refer to note 5 of our Consolidated Financial Statements titled, "Debt".
•Repurchases of ordinary shares –During the first three months of fiscal 2022, we obtained 59,648 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.7 million. During the first three months of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first three months of fiscal 2021, we obtained 63,150 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.2 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
•Acquisition related deferred or contingent consideration – During the first three months of fiscal 2022, we paid $25.2 million in deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company.
•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2022, we paid total cash dividends of $34.1 million, or $0.40 per outstanding share. During the first three months of fiscal 2021, we paid total cash dividends of $31.5 million, or $0.37 per outstanding share.
•Contributions from noncontrolling interest – During the first three months of fiscal 2021, we received contributions from noncontrolling interest holders of $2.3 million.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2022 and fiscal 2021, we received cash proceeds totaling $1.7 million and $5.4 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $41.2 million in the first three months of fiscal 2022 compared to $67.4 million in the first three months of fiscal 2021 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decrease in cash flows was primarily due to anticipated costs associated with the acquisition of Cantel.
Our debt-to-total capital ratio was 34.3% at June 30, 2021 and 23.3% at June 30, 2020.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. Our commercial commitments were approximately $81.7 million at June 30, 2021, reflecting a net increase of $2.6 million in surety bonds and other commercial commitments from March 31, 2021. We had no outstanding borrowings under the Credit Agreement as of June 30, 2021. We had $13.0 million of letters of credit outstanding under the Credit Agreement at June 30, 2021.
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

Supplemental Guarantor Financial Information
STERIS plc (STERIS) and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively Guarantors), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), a wholly-owned subsidiary issuer, under Senior Public Notes issued by STERIS Irish FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of STERIS Irish FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the credit facilities.
All of the liabilities of non-guarantor direct and indirect subsidiaries of STERIS, other than STERIS Irish FinCo, STERIS Limited and STERIS Corporation, including any claims of trade creditors, are effectively senior to the Senior Public Notes.
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
The following is a summary of the Senior Public Notes guarantees:
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
•upon the legal defeasance or covenant defeasance of the Senior Public Notes or the discharge of the Issuer’s obligations under the indenture in accordance with the terms of the indenture;
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
The following tables present summarized results of operations for the three months ended June 30, 2021 and summarized balance sheet information at March 31, 2021 for the obligor group of the Senior Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Three Months Ended
June 30,
2021

Revenues	$401,332
Gross profit	237,037
Operating costs arising from transactions with non-issuers and non-guarantors - net	79,951
Income from operations	78,440
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	89,177
Net income	$63,781

Summarized Balance Sheet Information
( in thousands)
	June 30,	March 31,
	2021	2021
Receivables due from non-issuers and non-guarantor subsidiaries	$15,178,327	$14,102,215
Other current assets	442,474	348,937
Total current assets	$15,620,801	$14,451,152

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,876,959	$1,091,809
Goodwill	94,979	94,979
Other non-current assets	200,583	207,240
Total non-current assets	$2,172,521	$1,394,028

Payables due to non-issuers and non-guarantor subsidiaries	$15,874,013	$15,549,831
Other current liabilities	213,697	128,665
Total current liabilities	$16,087,710	$15,678,496

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,203,174	$1,203,274
Other non-current liabilities	3,307,125	1,695,772
Total non-current liabilities	$4,510,299	$2,899,046
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.

Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2021.
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2021, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021. Our exposures to market risks have not changed materially since March 31, 2021.

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2022, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2022. We have executed forward currency contracts to hedge a portion of results denominated in euros, British pounds sterling, Mexican pesos,Canadian dollars and Chinese yuan. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
Internal Control Over Financial Reporting
As of June 30, 2021, we are in the process of integrating the internal controls of the acquired Cantel business into STERIS's existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in STERIS's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, STERIS's internal control over financial reporting during the quarter ended June 30, 2021.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Net sales and profitability of our Dental segment are highly dependent on our relationships with a limited number of large distributors.
The distribution network in the U.S. dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Historically, the top three customers of Cantel's Dental segment accounted for more than 40.0% of its revenues. The loss of a significant amount of business from any of these Customers would have a material adverse effect on our Dental segment. In addition, because our Dental segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that revenues from Customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of June 30, 2021, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During the first three months of fiscal 2022, we obtained 59,648 of our ordinary shares in the aggregate amount of $10.7 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2022 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans		(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	—		$—		—	(1)	$333,932	(1)
May 1-31	—		—		—		333,932
June 1-30	—		—		—		333,932
Total	—	(2)	$—	(2)	—		$333,932
(1) See narrative above for details regarding the share repurchase program.
(2) Does not include 6 shares purchased during the quarter at an average price of $200.63 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference.

4.1
Indenture, dated as of April 1, 2021, among STERIS Irish FinCo Unlimited Company, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to STERIS plc's Current Report on Form 8-K, filed on April 1, 2021 (Commission File No. 001-38848)), and incorporated herein by reference.

4.2
First Supplemental Indenture, dated as of April 1, 2021, among STERIS Irish FinCo Unlimited Company, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to STERIS plc's Current Report on Form 8-K, filed on April 1, 2021 (Commission File No. 001-38848)), and incorporated herein by reference.

4.3
Indenture, dated May 15, 2020, between Cantel Medical Corp. (now known as Cantel Medical LLC) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Cantel Medical Corp.'s (now known as Cantel Medical LLC) Current Report on Form 8-K, filed May 15, 2020 (Commission File No. 001-31337)), and incorporated herein by reference.

4.4
First Supplemental Indenture, dated June 2, 2021, by and among Cantel Medical Corp. (now known as Cantel Medical LLC), STERIS plc and Wells Fargo, National Association, as trustee (filed as Exhibit 4.1 to STERIS plc's Current Report on Form 8-K, filed June 3, 2021 (Commission File No. 001-38848)), and incorporated herein by reference.

15.1	Letter Re: Unaudited Interim Financial Information.

22.1	List of Guarantor Subsidiaries with respect to the 2.700% Notes due 2031 and 3.750% Notes due 2051 issued by STERIS Irish Finco Unlimited Company.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Controller and Chief Accounting Officer
August 9, 2021