Form 10-Q
period 2021-09-30
STERIS plc
filed 2021-11-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 4, 2021: 100,023,002

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$383,494	$220,531
Accounts receivable (net of allowances of $18,410 and $11,355 respectively)	762,003	609,406
Inventories, net	564,532	315,067
Prepaid expenses and other current assets	194,598	66,750
Total current assets	1,904,627	1,211,754
Property, plant, and equipment, net	1,511,255	1,235,400
Lease right-of-use assets, net	199,332	150,142
Goodwill	5,132,697	3,026,049
Intangibles, net	2,954,417	898,406
Other assets	50,120	52,720
Total assets	$11,752,448	$6,574,471
Liabilities and equity
Current liabilities:
Accounts payable	$219,255	$156,950
Accrued income taxes	11,222	27,561
Accrued payroll and other related liabilities	187,473	150,078
Lease obligations due within one year	36,939	22,774
Short-term indebtedness	21,875	—
Accrued expenses and other	308,937	220,557
Total current liabilities	785,701	577,920
Long-term indebtedness	3,421,506	1,650,540
Deferred income taxes, net	752,881	236,860
Long-term lease obligations	163,836	129,673
Other liabilities	83,593	88,010
Total liabilities	$5,207,517	$2,683,003
Commitments and contingencies (see note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 99,911 and 85,353 ordinary shares issued and outstanding, respectively	4,748,181	2,002,825
Retained earnings	1,893,196	1,939,408
Accumulated other comprehensive loss	(105,733)	(61,243)
Total shareholders’ equity	6,535,644	3,880,990
Noncontrolling interests	9,287	10,478
Total equity	6,544,931	3,891,468
Total liabilities and equity	$11,752,448	$6,574,471

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Product	$685,238	$339,504	$1,174,517	$640,612
Service	511,747	416,628	990,890	784,452
Total revenues	1,196,985	756,132	2,165,407	1,425,064
Cost of revenues:
Product	427,484	175,798	698,890	330,537
Service	289,157	250,297	559,891	477,106
Total cost of revenues	716,641	426,095	1,258,781	807,643
Gross profit	480,344	330,037	906,626	617,421
Operating expenses:
Selling, general, and administrative	344,799	172,707	738,551	327,878
Research and development	18,832	16,143	37,024	32,374
Restructuring expenses	210	(76)	224	90
Total operating expenses	363,841	188,774	775,799	360,342
Income from operations	116,503	141,263	130,827	257,079
Non-operating expenses, net:
Interest expense	23,036	8,665	44,848	18,157
Fair value adjustment related to convertible debt, premium liability	4,883	—	27,806	—
Interest (income) and miscellaneous expense	(1,023)	(1,188)	(2,457)	(3,477)
Total non-operating expenses, net	26,896	7,477	70,197	14,680
Income before income tax expense	89,607	133,786	60,630	242,399
Income tax expense	19,982	27,778	12,907	46,860
Net income	69,625	106,008	47,723	195,539
Less: Net income (loss) attributable to noncontrolling interests	(186)	150	(281)	84
Net income attributable to shareholders	$69,811	$105,858	$48,004	$195,455

Net income per share attributed to shareholders
Basic	$0.70	$1.24	$0.51	$2.30
Diluted	$0.69	$1.23	$0.50	$2.28
Cash dividends declared per share ordinary outstanding	$0.43	$0.40	$0.83	$0.77
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
		(*as adjusted)		(*as adjusted)
Net income	$69,625	$106,008	$47,723	$195,539
Less: Net income attributable to noncontrolling interests	(186)	150	(281)	84
Net income attributable to shareholders	69,811	105,858	48,004	195,455

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $174, $173, $348 and $347, respectively)	(507)	(510)	(1,014)	(1,020)
Change in cumulative currency translation adjustment	(68,409)	78,251	(43,476)	105,870
Total other comprehensive income (loss)	(68,916)	77,741	(44,490)	104,850
Comprehensive income	$895	$183,599	$3,514	$300,305
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2021	2020
Operating activities:		(*as adjusted)
Net income	$47,723	$195,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	201,663	103,372
Deferred income taxes	3,129	(524)
Share-based compensation expense	37,910	13,901
Loss on the disposal of property, plant, equipment, and intangibles, net	537	178
Loss on sale of businesses, net	404	5
Fair value adjustment related to convertible debt, premium liability	27,806	—
Amortization of inventory fair value adjustments	85,154	—
Other items	7,986	5,460
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	15,932	88,134
Inventories, net	(57,897)	(27,080)
Other current assets	(66,337)	(355)
Accounts payable	(260)	(27,545)
Accruals and other, net	(34,984)	(55,012)
Net cash provided by operating activities	268,766	296,073
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(133,369)	(110,746)
Proceeds from the sale of property, plant, equipment and intangibles	387	275
Acquisition of businesses, net of cash acquired	(547,353)	—
Other	—	(2,392)
Net cash used in investing activities	(680,335)	(112,863)
Financing activities:
Proceeds from issuance of senior public notes	1,350,000	—
Proceeds from term loan	650,000	—
Payments on long-term obligations	(721,284)	(35,000)
Payments on convertible debt	(371,361)	—
Payments on term loan	(125,000)	—
Payments under credit facilities, net	(65,021)	(107,162)
Deferred financing fees and debt issuance costs	(17,343)	—
Acquisition related deferred or contingent consideration	(25,262)	(42)
Repurchases of ordinary shares	(24,751)	(14,434)
Cash dividends paid to ordinary shareholders	(77,107)	(65,560)
Distributions to noncontrolling interest	(997)	—
Contributions from noncontrolling interest	—	2,258
Stock option and other equity transactions, net	7,829	20,621
Net cash provided by (used in) financing activities	579,703	(199,319)
Effect of exchange rate changes on cash and cash equivalents	(5,171)	8,556
Increase (decrease) in cash and cash equivalents	162,963	(7,553)
Cash and cash equivalents at beginning of period	220,531	319,581
Cash and cash equivalents at end of period	$383,494	$312,028
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2021	99,746	$4,736,838	$1,874,559	$(36,817)	$10,435	$6,585,015
Comprehensive income:
Net income	—	—	69,811	—	(186)	69,625
Other comprehensive income	—	—	—	(68,916)	—	(68,916)
Repurchases of ordinary shares	(71)	(5,866)	(8,215)	—	—	(14,081)
Equity compensation programs and other	236	17,209	—	—	—	17,209
Cash dividends – $0.43 per ordinary share	—	—	(42,959)	—	—	(42,959)
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	35	35
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931

	Six Months Ended September 30, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income	—	—	48,004	—	(281)	47,723
Other comprehensive income	—	—	—	(44,490)	—	(44,490)
Repurchases of ordinary shares	(131)	(7,642)	(17,109)	—	—	(24,751)
Equity compensation programs and other	392	45,508	—	—	—	45,508
Cash dividends – $0.83 per ordinary share	—	—	(77,107)	—	—	(77,107)
Issuance of shares for acquisition of Cantel Medical Corp. ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	87	87
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Ordinary Shares		Retained Earnings (as adjusted *)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2020	85,060	$1,983,047	$1,712,864	$(208,354)	$15,049	$3,502,606
Comprehensive income:
Net income	—	—	105,858	—	150	106,008
Other comprehensive income	—	—	—	77,741	—	77,741
Repurchases of ordinary shares	(13)	(15,276)	15,138	—	—	(138)
Equity compensation programs and other	204	23,109	—	—	—	23,109
Cash dividends $0.40 per ordinary share	—	—	(34,089)	—	—	(34,089)
Other changes in noncontrolling interest	—	—	—	—	111	111
Balance at September 30, 2020	85,251	$1,990,880	$1,799,771	$(130,613)	$15,310	$3,675,348
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

	Six Months Ended September 30, 2020
	Ordinary Shares		Retained Earnings (as adjusted *)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	$1,982,164	$1,658,661	$(235,463)	$12,848	$3,418,210
Comprehensive income:
Net income	—	—	195,455	—	84	195,539
Other comprehensive income	—	—	—	104,850	—	104,850
Repurchases of ordinary shares	(111)	(25,649)	11,215	—	—	(14,434)
Equity compensation programs and other	438	34,365	—	—	—	34,365
Cash dividends – $0.77 per ordinary share	—	—	(65,560)	—	—	(65,560)
Contributions from noncontrolling interest	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	120	120
Balance at September 30, 2020	85,251	$1,990,880	$1,799,771	$(130,613)	$15,310	$3,675,348
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair solutions, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2021 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2022.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2021, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
Service Revenue
Within our Healthcare and Life Sciences segments, service revenues include revenue generated from parts and labor associated with the maintenance, repair and installation of capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer, or Group Purchasing Organization ("GPO") agreement. For maintenance, repair and installation of capital equipment, revenue is recognized upon completion of the service. Healthcare service revenues also include outsourced reprocessing services and instrument repairs. Contracts for outsourced reprocessing services are primarily based on an agreement with a Customer, ranging in length from several months to 15 years. Outsourced reprocessing services revenue is recognized ratably over the contract term using a time-based input measure, adjusted for volume and other performance metrics, to the extent that it is probable that a significant reversal of revenue will not occur. Contracts for instrument repairs are primarily based on a Customer’s purchase order, and the associated revenue is recognized upon completion of the repair.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2022, $40,360 of the March 31, 2021 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2021, $36,768 of the March 31, 2020 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2021, the transaction price allocated to remaining performance obligations was approximately $1,374,000. We expect to recognize approximately 55% of the transaction price within one year and approximately 36% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
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
2. Business Acquisitions
On June 2, 2021, we acquired all outstanding equity interests of Cantel Medical LLC. ("Cantel") through a U.S. subsidiary. Cantel, headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

Acquisition and integration expenses which were primarily related to the Cantel acquisition totaled $17,404 and $158,400 for the second quarter and first half of fiscal 2022, respectively, and are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income. Acquisition and integration expenses include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
Total Purchase Consideration
The total consideration for Cantel Common Stock and stock equivalents was $3,599,471. The consideration was comprised of the following:

(shares in thousands)
Cash consideration $16.93 per Cantel share (42,816 shares)	$716,412
Cash consideration for fractional shares	14
STERIS plc ordinary shares (14,297 shares at 188.07 per share)	2,689,317
Consideration related to Cantel equity compensation programs	18,173
Consideration related to equity component of Cantel convertible debt	175,555
Total purchase consideration	$3,599,471
In addition to the total purchase consideration, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in note 5 titled, "Debt."
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

Cantel (1)
Cash	$169,073
Accounts receivable	172,226
Inventory	271,132
Property, plant and equipment	227,783
Lease right-of-use assets, net	48,504
Other assets	65,837
Intangible assets	2,190,000
Goodwill	2,149,827
Total assets acquired	5,294,382
Convertible debt, par value	168,000
Other current liabilities	243,331
Long-term lease obligations	40,768
Deferred income taxes, net	521,528
Long-term indebtedness	721,284
Total liabilities assumed	1,694,911
Net assets acquired	$3,599,471
(1) Purchase price allocation is still preliminary as of September 30, 2021, as valuations have not been finalized.

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

	Total (1)	Useful Life
Customer relationships	$2,060,000	10 years
Trade name	130,000	10 years
Total intangible assets acquired	$2,190,000
(1) Amounts are preliminary as of September 30, 2021, as valuations have not been finalized.

Contingent liabilities assumed totaled $25,000 and were related to contingent consideration associated with a prior acquisition completed by Cantel. Payment of the liability was made in June 2021.
Actual and Pro Forma Impact
Our consolidated financial statements include Cantel's results of operations from the date of acquisition on June 2, 2021 through September 30, 2021. Net sales and operating income (loss) attributable to Cantel and included in our consolidated financial statements for the three-month period ended September 30, 2021 total $312,903 and $(57,946), respectively. Net sales and operating income (loss) attributable to Cantel from the date of acquisition and included in our consolidated financial statements for the six-month period ended September 30, 2021 total $414,661 and $(191,136), respectively.
The following unaudited pro forma information gives effect to our acquisition of Cantel as if the acquisition had occurred on April 1, 2020 and Cantel had been included in our consolidated results of operations for the three-month and six-month periods ended September 30, 2021 and 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

	Three Months Ended September 30,		Six Months Ended September 30
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Net revenues	$1,196,985	$1,035,265	$2,370,504	$1,905,139
Net income (loss) from continuing operations	137,375	58,593	231,017	(62,106)
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
3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2021	March 31, 2021
		(*as adjusted)
Raw materials	$193,836	$103,939
Work in process	79,426	54,283
Finished goods	313,033	176,623
Reserve for excess and obsolete inventory	(21,763)	(19,778)
Inventories, net	$564,532	$315,067
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Inventory has increased since March 31, 2021 primarily due to the acquisition of Cantel.
4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2021	March 31, 2021
Land and land improvements (1)	$83,479	$69,477
Buildings and leasehold improvements	678,945	567,132
Machinery and equipment	883,897	779,044
Information systems	225,890	193,222
Radioisotope	579,617	565,681
Construction in progress (1)	282,313	211,381
Total property, plant, and equipment	2,734,141	2,385,937
Less: accumulated depreciation and depletion	(1,222,886)	(1,150,537)
Property, plant, and equipment, net	$1,511,255	$1,235,400
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	September 30, 2021	March 31, 2021

Short-term debt
Term loan, current portion	$13,750	$—
Delayed draw term loan, current portion	8,125	—
Total short-term debt	$21,875	$—

Long-term debt
Private Placement	$857,367	$860,308
Revolving Credit Facility	184,400	247,423
Deferred financing costs	(27,243)	(7,191)
Term loan	411,250	550,000
Delayed draw term loan	641,875	—
Senior public notes	1,350,000	—
Financing leases	3,857	—
Total long-term debt	$3,421,506	$1,650,540
Total debt	$3,443,381	$1,650,540

During the first quarter of fiscal 2022, we borrowed $650,000 under our Delayed draw term loan agreement and used the proceeds to partially fund the Cantel acquisition.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021.
Senior Public Notes
On April 1, 2021, STERIS Irish FinCo Unlimited Company ("FinCo," "STERIS Irish FinCo," the "Issuer") completed an offering of $1,350,000 in aggregate principal amount, of its senior notes in two separate tranches: (i) $675,000 aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675,000 aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, and STERIS plc, STERIS Corporation and STERIS Limited (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis (the “Guarantees”). The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021, until their respective maturities.
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
For the Three and Six Months Ended September 30, 2021 and 2020
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
The offer to purchase the Notes expired at 11:59 p.m. New York City time, on July 1, 2021 (the “Expiration Time,” as such date was amended by Amendment No. 1), and was not extended. Wells Fargo Bank, National Association, as paying agent and trustee under the Indenture (the “Cantel Trustee”), informed Cantel that as of the Expiration Time, none of the Notes had been validly tendered (and not properly withdrawn) for purchase.
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
The fair value of the Notes exceeded their aggregate par value of $168,000 at the date of consummation of the Mergers. The fair value was estimated utilizing the closing price of Parent Shares on June 2, 2021. A premium of approximately $175,555 in excess of the aggregate par value of the Notes represented purchase consideration and was initially classified in additional paid-in capital in accordance with ASC 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)."
Because all Holders elected to convert during the Make-Whole Conversion Period, the aggregate par value outstanding has been reclassified to current liabilities in the balance sheet. The premium initially recorded as additional paid in capital at the effective time of the Mergers was reclassified to "Convertible debt, premium liability," also classified as a current liability, and was settled in cash.
The final total Cash Settlement value of the Notes was approximately $371,361, comprised of the aggregate par value of $168,000 and the fair value of the liability representing the premium over par of approximately $203,361.
The liability representing the premium over par value increased between the effective date of the Mergers and settlement because of the movement in trading prices of Parent Shares during the Observation Periods. The fluctuation in fair value during such Observation Periods is reported in the statement of income as a component of “Non-operating expense, net.”

The combined annual aggregate amount of maturities of our outstanding debt excluding leases by fiscal year is as follows:

2023	142,875
2024	60,000
2025	165,938
2026	686,900
2027 and thereafter	2,411,054
Total	$3,466,767

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2021	March 31, 2021
Accrued payroll and other related liabilities:
Compensation and related items	$82,487	$47,157
Accrued vacation/paid time off	17,953	12,389
Accrued bonuses	66,999	62,530
Accrued employee commissions	16,180	24,022
Other postretirement benefit obligations-current portion	1,326	1,326
Other employee benefit plans obligations-current portion	2,528	2,654
Total accrued payroll and other related liabilities	$187,473	$150,078
Accrued expenses and other:
Deferred revenues	$106,247	$62,492
Service liabilities	45,662	46,720
Self-insured risk reserves-current portion	8,978	8,095
Accrued dealer commissions	33,298	27,348
Accrued warranty	13,416	9,406
Asset retirement obligation-current portion	1,174	1,193
Accrued Interest	9,810	7,751
Other	90,352	57,552
Total accrued expenses and other	$308,937	$220,557
Other liabilities:
Self-insured risk reserves-long-term portion	$17,295	$17,295
Other postretirement benefit obligations-long-term portion	7,955	8,690
Defined benefit pension plans obligations-long-term portion	2,583	3,748
Other employee benefit plans obligations-long-term portion	2,106	2,353
Accrued long-term income taxes	12,350	13,241
Asset retirement obligation-long-term portion	12,235	12,137
Other	29,069	30,546
Total other liabilities	$83,593	$88,010
7. Income Tax Expense
The effective income tax rates for the three month periods ended September 30, 2021 and 2020 were 22.3% and 20.8%, respectively. The effective income tax rates for the six month periods ended September 30, 2021 and 2020 were 21.3% and 19.3%, respectively. The fiscal 2022 effective tax rates increased when compared to fiscal 2021, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rate also includes one-time, non-deductible acquisition related costs.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2016. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, and we are continuing to determine total impact on tax liability in each affected year. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, over the fiscal years 2016 through 2020.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation,” and the “Risk Factors” in Item 1A titled "Product related regulations and claims."
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

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
For the three and six months ended September 30, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three customers collectively accounted for approximately 40.6% and 39.5% of our Dental segment revenues for the three months and six months ended September 30, 2021, respectively. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Healthcare	$744,134	$470,927	$1,346,951	$870,585
Applied Sterilization Technologies	204,892	169,547	413,794	321,909
Life Sciences	132,327	115,658	253,798	232,570
Dental	$115,632	—	$150,864	$—
Total revenues	$1,196,985	$756,132	$2,165,407	$1,425,064
Operating income (loss):
Healthcare	$160,390	$104,796	$296,550	$188,968
Applied Sterilization Technologies	99,789	76,835	201,716	140,790
Life Sciences	57,519	46,433	106,607	94,894
Dental	32,392	—	42,511	—
Corporate	(71,552)	(58,155)	(146,612)	(110,522)
Total operating income before adjustments	$278,538	$169,909	$500,772	$314,130
Less: Adjustments
Amortization of acquired intangible assets (1)	$74,791	$21,955	$116,531	$39,455
Acquisition and integration related charges (2)	17,404	1,135	158,400	2,421
Redomiciliation and tax restructuring costs (3)	159	384	110	554
Net (gain) loss on divestiture of businesses (1)	(15)	(5)	404	5
Amortization of inventory and property "step up" to fair value (1)	69,486	714	94,276	1,317
COVID-19 incremental costs (4)	—	4,539	—	13,209
Restructuring charges (5)	210	(76)	224	90
Total operating income	$116,503	$141,263	$130,827	$257,079
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

Additional information regarding our fiscal 2022 and fiscal 2021 revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Healthcare:
Capital equipment	$202,405	$131,673	$353,295	259,755
Consumables	270,089	122,797	476,781	206,551
Service	271,640	216,457	516,875	404,279
Total Healthcare Revenues	$744,134	$470,927	$1,346,951	$870,585
Applied Sterilization Technologies Service Revenues	$204,892	$169,547	$413,794	$321,909
Life Sciences:
Capital equipment	$34,186	$29,241	$66,931	$59,671
Consumables	61,748	55,793	118,284	114,635
Service	36,393	30,624	68,583	58,264
Total Life Sciences Revenues	$132,327	$115,658	$253,798	$232,570
Dental Revenues	$115,632	$—	$150,864	$—
Total Revenues	$1,196,985	$756,132	$2,165,407	$1,425,064

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Ireland	$20,046	$17,090	$41,991	$31,463
United States	852,497	549,449	1,531,747	1,041,157
Other locations	324,442	189,593	591,669	352,444
Total Revenues	$1,196,985	$756,132	$2,165,407	$1,425,064

	September 30, 2021	March 31, 2021
Property, Plant, and Equipment, Net
Ireland	$53,784	52,140
United States	881,069	673,784
Other locations	576,402	509,476
Property, Plant, and Equipment, Net	$1,511,255	$1,235,400

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

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

	September 30, 2021	March 31, 2021
Assets:
Healthcare and Life Sciences	$5,398,177	$3,600,182
Applied Sterilization Technologies	3,029,090	2,974,289
Dental	1,175,354	—
Cantel related goodwill not yet allocated (1)	2,149,827	—
Total assets	$11,752,448	$6,574,471
(1) Amount is still preliminary as of September 30, 2021, as valuations have not been finalized. Goodwill will be allocated to the Healthcare, Life Sciences, and Dental business segments.
The increase in total assets for the September 30, 2021 period is primarily related to the acquisition of Cantel. Refer to note 2 titled, "Business Acquisitions," for more information.

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2021	2020	2021	2020
Weighted average shares outstanding—basic	99,848	85,170	95,000	85,065
Dilutive effect of share equivalents	841	674	840	695
Weighted average shares outstanding and share equivalents—diluted	100,689	85,844	95,840	85,760
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2021	2020	2021	2020
Number of share options	209	503	241	416
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of September 30, 2021, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first six months of fiscal 2022, we obtained 130,678 of our ordinary shares in the aggregate amount of $24,751 in connection with share based compensation award programs. During the first six months of fiscal 2021, we obtained 76,286 of our ordinary shares in the aggregate amount of $9,386 in connection with share based compensation award programs.

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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of September 30, 2021, 3,257,138 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first six months of fiscal 2022 and 2021:

	Fiscal 2022	Fiscal 2021
Risk-free interest rate	1.16%	0.46%
Expected life of options	5.9 years	6.0 years
Expected dividend yield of stock	0.97%	0.96%
Expected volatility of stock	24.37%	23.04%
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,637,047	$112.03
Granted	214,734	210.79
Exercised	(112,199)	68.78
Forfeited	—	—
Outstanding at September 30, 2021	1,739,582	$127.01	6.7 years	$135,815
Exercisable at September 30, 2021	1,094,684	$99.58	5.7 years	$114,798
We estimate that 626,598 of the non-vested stock options outstanding at September 30, 2021 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $204.28 closing price of our ordinary shares on September 30, 2021 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2022 and fiscal 2021 was $16,076 and $25,244, respectively. Net cash proceeds from the exercise of stock options were $7,829 and $20,600 for the first six months of fiscal 2022 and fiscal 2021, respectively.
The weighted average grant date fair value of stock option grants was $37.34 and $27.66 for the first six months of fiscal 2022 and fiscal 2021, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of September 30, 2021, we no longer have outstanding SARS. The fair value of the outstanding SARS as of September 30, 2020 was $448.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	533,323	29,500	$121.35
Granted	112,036	14,189	192.85
Vested	(170,619)	(15,534)	96.19
Forfeited	(8,425)	(430)	153.97
Non-vested at September 30, 2021	466,315	27,725	$148.57
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2022 at the time of grant was $17,865.
As of September 30, 2021, there was a total of $61,084 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.2 years.
Cantel Share Based Compensation Plan

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

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
During the first six months of fiscal 2022, recognition of unamortized share-based compensation expense totaling $17,985 was accelerated in connection with the termination of certain Cantel employees in fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the restricted share units vested requiring acceleration of the remaining related compensation cost.
As of September 30, 2021, there was a total of $12,521 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	—	$—
Granted	280,402	$191.18
Vested	(157,821)	191.18
Forfeited	(3,380)	191.18
Non-vested at September 30, 2021	119,201	$191.18

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
Changes in our warranty liability during the first six months of fiscal 2022 were as follows:

Warranties
Balance, March 31, 2021	$9,406
Liabilities assumed in acquisition of Cantel	4,769
Warranties issued during the period	8,027
Settlements made during the period	(8,786)
Balance, September 30, 2021	$13,416
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the second quarter

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

of fiscal 2022, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2022. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2021, we held foreign currency forward contracts to buy 39.9 million Mexican pesos and 5.1 million Canadian dollars; and to sell 54.0 million euros and 7.0 million Canadian dollars. At September 30, 2021 we held commodity swap contracts to buy 384.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021
Prepaid & Other	$1,145	$57	$—	$—
Accrued expenses and other	$—	$—	$57	$367
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Selling, general and administrative	$1,143	$(223)	$2,571	$(80)
Commodity swap contracts	Cost of revenues	$28	$386	$693	$751
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $49,208 at September 30, 2021. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2021 and March 31, 2021:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$383,494	$220,531	$383,494	$220,531	$—	$—	$—	$—
Forward and swap contracts (1)	1,145	57	—	—	1,145	57	—	—
Equity investments(2)	9,949	10,301	9,949	10,301	—	—	—	—
Other investments	2,643	2,665	2,643	2,665	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$57	$367	$—	$—	$57	$367	$—	$—
Deferred compensation plans (2)	1,927	1,715	1,927	1,715	—	—	—	—
Long term debt (3)	3,439,524	1,650,540	—	—	3,585,697	1,722,459	—	—
Contingent consideration obligations (4)	19,969	19,642	—	—	—	—	19,969	19,642
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the second quarter and first half of fiscal 2022, we recorded losses of $213 and $229, respectively, related to these investments. During the second quarter and first half of fiscal 2021, we recorded losses of $384 and $74, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2021 are summarized as follows:

Contingent Consideration
Balance at March 31, 2021	$19,642
Liabilities assumed in acquisition of Cantel	25,000
Additions	372
Payments	(25,044)
Currency translation adjustments	(1)
Balance at September 30, 2021	$19,969

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended September 30, 2021 and 2020 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(6,026)	$(5,519)	$(30,791)	$(55,724)	$(36,817)	$(61,243)
Other Comprehensive Income (Loss) before reclassifications	585	1,176	(68,409)	(43,476)	(67,824)	(42,300)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(1,092)	(2,190)	—	—	(1,092)	(2,190)
Net current-period Other Comprehensive (Loss)	(507)	(1,014)	(68,409)	(43,476)	(68,916)	(44,490)
Balance at September 30, 2021	$(6,533)	$(6,533)	$(99,200)	$(99,200)	$(105,733)	$(105,733)
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

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(7,323)	$(6,813)	$(201,031)	$(228,650)	$(208,354)	$(235,463)
Other Comprehensive Income before reclassifications	324	648	78,251	105,870	78,575	106,518
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(834)	(1,668)	—	—	(834)	(1,668)
Net current-period Other Comprehensive Income (Loss)	(510)	(1,020)	78,251	105,870	77,741	104,850
Balance at September 30, 2020	$(7,833)	$(7,833)	$(122,780)	$(122,780)	$(130,613)	$(130,613)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollars in thousands, except as noted)

17. COVID-19 Pandemic
The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, negatively affected some of our operations, which impacted our operating results, financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services. Also, the COVID-19 pandemic has caused and continues to cause disruptions in our supply chain and labor scarcity resulting in material and labor cost inflation. External factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, and the distribution of available vaccines create uncertainty regarding future demand from our Customers and the ability of our suppliers to meet our demands. However, order momentum has continued to improve and increased demand for certain capital equipment products strengthened from the fourth quarter of fiscal 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and six-month periods ended September 30, 2021 and 2020 and the consolidated statement of cash flows for the six- month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 8, 2021

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2022 and fiscal 2021. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprossing services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

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
General Company Overview and Executive Summary
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. Our MISSION IS TO HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair solutions, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate our business and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements, titled "Business Segment Information."
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
Acquisitions. On June 2, 2021, we acquired all outstanding equity interests Cantel Medical LLC. ("Cantel") through a U.S. subsidiary. Cantel, headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
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

COVID-19 Pandemic. We do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the COVID-19 pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We have successfully managed our liquidity throughout the COVID-19 pandemic and continue to invest in expansion projects as planned. We obtained additional funding in the second half of fiscal 2021 to continue to advance our growth strategy to supplement organic growth with acquisitions. As a result, we do not believe that the COVID-19 pandemic or the actions we took in response to the pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations. For additional information on our risk factors related to the COVID-19 pandemic please refer to our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021, and our amended risk factors contained in Item 1A. of this Quarterly Report.
Highlights. Revenues increased 58.3%, to $1,197.0 million for the three months ended September 30, 2021, as compared to $756.1 million for the same period in the prior year. Revenues increased 52.0%, to $2,165.4 million for the six months ended September 30, 2021, as compared to $1,425.1 million. These increases reflect organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments, added volume from Cantel and other recent acquisitions, and favorable fluctuations in currencies.
Gross profit percentage for the second quarter of fiscal 2022 was 40.1% compared to the gross profit percentage for the second quarter of fiscal 2021 of 43.6%. Gross profit percentage for the first half of fiscal 2022 was 41.9% compared to the gross profit percentage for the first half of fiscal 2021 of 43.3%. Unfavorable impacts from our recent acquisitions, inflation, and fluctuations in currencies, exceeded favorable impact from pricing, mix and other adjustments. Additionally, the prior year periods were negatively impacted by incremental costs associated with COVID-19.
Operating income for the second quarter of fiscal 2022 was $116.5 million, compared to $141.3 million for second quarter of fiscal 2021. Operating income during the first half of fiscal 2022 was $130.8 million, compared to $257.1 million for the first half of fiscal 2021. Contributing to these declines in operating income were acquisition and integration expenses and incremental amortization expense primarily related to the acquisition of Cantel.
Cash flows from operations were $268.8 million and free cash flow was $135.8 million in the first half of fiscal 2022 compared to cash flows from operations of $296.1 million and free cash flow of $185.6 million for first half of fiscal 2021 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decreases in cash flows from operations and free cash flow were primarily due to anticipated costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 34.5% at September 30, 2021 and 29.8% at March 31, 2021. During the first half of fiscal 2022, we declared and paid cash dividends totaling $0.83 per ordinary share.
Additional information regarding our financial performance during the second quarter and first half of fiscal 2022 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$268,766	$296,073
Purchases of property, plant, equipment and intangibles, net	(133,369)	(110,746)
Proceeds from the sale of property, plant, equipment and intangibles	387	275
Free cash flow	$135,784	$185,602
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2022 compared with the same fiscal 2021 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2021 to the revenues for the three and six months ended September 30, 2020:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change	Percent Change

Total revenues	$1,196,985	$756,132	$440,853	58.3%

Revenues by type:
Service revenues	511,747	416,628	95,119	22.8%
Consumable revenues	447,799	178,590	269,209	150.7%
Capital equipment revenues	237,439	160,914	76,525	47.6%

Revenues by geography:
Ireland revenues	20,046	17,090	2,956	17.3%
United States revenues	852,497	549,449	303,048	55.2%
Other foreign revenues	324,442	189,593	134,849	71.1%
Revenues increased 58.3%, to $1,197.0 million for the three months ended September 30, 2021, as compared to $756.1 million for the same period in the prior year. The increase was primarily related to organic growth in the Healthcare, Applied Sterilization Technologies and Life Science segments, added volume of $346.1 million from Cantel and other recent acquisitions and favorable fluctuations in currencies.
Service revenues increased 22.8% for the three months ended September 30, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies business segments. Consumable revenues increased by 150.7% for the three months ended September 30, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments and added volume from the addition of our new Dental segment. Capital equipment revenues increased 47.6%, for the three months ended September 30, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues increased 17.3% to $20.0 million for the three months ended September 30, 2021, as compared to $17.1 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
United States revenues increased 55.2%, to $852.5 million for the three months ended September 30, 2021, as compared to $549.4 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

Revenues from other foreign locations, increased 71.1%, to $324.4 million for the three months ended September 30, 2021, as compared to $189.6 million for the same period in the prior year. The increase is due to growth within Canada and the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American regions. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

	Six Months Ended September 30,
(dollars in thousands)	2021	2020	Change	Percent Change

Total revenues	$2,165,407	$1,425,064	$740,343	52.0%

Revenues by type:
Service revenues	990,890	784,452	206,438	26.3%
Consumable revenues	746,686	321,186	425,500	132.5%
Capital equipment revenues	427,831	319,426	108,405	33.9%

Revenues by geography:
Ireland revenues	41,991	31,463	10,528	33.5%
United States revenues	1,531,747	1,041,157	490,590	47.1%
Other foreign revenues	591,669	352,444	239,225	67.9%

Revenues increased 52.0%, to $2,165.4 million for the six months ended September 30, 2021, as compared to $1,425.1 million for the same period in the prior year. The increase was primarily related to organic growth in the Healthcare, Applied Sterilization Technologies and Life Science segments, added volume of $487.4 million from Cantel and other recent acquisitions and favorable fluctuations in currencies.
Service revenues increased 26.3% for the six months ended September 30, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare, Applied Sterilization, and Life Science segments. Consumable revenues increased by 132.5% for the six months ended September 30, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments and added volume from the addition of our new Dental segment. Capital equipment revenues increased 33.9% for the six months ended September 30, 2021, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues increased 33.5% to $42.0 million for the six months ended September 30, 2021, as compared to $31.5 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
United States revenues increased 47.1%, to $1,531.7 million for the six months ended September 30, 2021, as compared to $1,041.2 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.
Revenues from other foreign locations increased 67.9%, to $591.7 million for the six months ended September 30, 2021, as compared to $352.4 million for the same period in the prior year. The increase is due to growth within Canada and the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American regions. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2021 to the three and six months ended September 30, 2020:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Gross profit:		(*as adjusted)
Product	$257,754	$163,706	$94,048	57.4%
Service	222,590	166,331	56,259	33.8%
Total gross profit	$480,344	$330,037	$150,307	45.5%
Gross profit percentage:
Product	37.6%	48.2%
Service	43.5%	39.9%
Total gross profit percentage	40.1%	43.6%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Gross profit:		(*as adjusted)
Product	$475,627	$310,075	$165,552	53.4%
Service	430,999	307,346	123,653	40.2%
Total gross profit	$906,626	$617,421	$289,205	46.8%
Gross profit percentage:
Product	40.5%	48.4%
Service	43.5%	39.2%
Total gross profit percentage	41.9%	43.3%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2022 was 40.1% compared to the gross profit percentage for the second quarter of fiscal 2021 of 43.6%. Unfavorable impacts from our recent acquisitions (460 basis points), inflation (40 basis points), and fluctuations in currencies (20 basis points), exceeded favorable impact from pricing (70 basis points), mix and other adjustments (50 basis points). Additionally, the prior year was negatively impacted by incremental costs associated with COVID-19 (50 basis points).
Gross profit percentage for the first half of fiscal 2022 was 41.9% compared to the gross profit percentage for the first half of fiscal 2021 of 43.3%. Unfavorable impacts from our recent acquisitions (340 basis points), inflation (40 basis points), and fluctuations in currencies (30 basis points), exceeded favorable impact from pricing (70 basis points), mix and other adjustments (110 basis points). Additionally, the prior year was negatively impacted by incremental costs associated with COVID-19 (90 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2021 to the three and six months ended September 30, 2020:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$344,799	$172,707	$172,092	99.6%
Research and development	18,832	16,143	2,689	16.7%
Restructuring expenses	210	(76)	286	NM
Total operating expenses	$363,841	$188,774	$175,067	92.7%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$738,551	$327,878	$410,673	125.3%
Research and development	37,024	32,374	4,650	14.4%
Restructuring expenses	224	90	134	NM
Total operating expenses	$775,799	$360,342	$415,457	115.3%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 99.6% and 125.3% in the second quarter and first half of fiscal 2022, respectively over the same prior year periods. During the fiscal 2022 periods we had significant increases in acquisition related costs, which included acquisition and integration costs, amortization of acquired intangible assets, and "step-up" of plant, property and equipment to fair value, which were primarily related to the acquisition of Cantel. In addition to these costs we also added additional expenses associated with the operations of our recent acquisitions.
Research and Development. Research and development expenses increased 16.7% and 14.4% in the second quarter and first half of fiscal 2022, respectively over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2022, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. Amounts related to restructuring expenses were not material for the three and six month periods ending September 30, 2021 or 2020, respectively. For information on our restructuring efforts, refer to our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$23,036	$8,665	$14,371
Fair value adjustment related to convertible debt, premium liability	4,883	—	4,883
Interest income and miscellaneous expense	(1,023)	(1,188)	165
Non-operating expenses, net	$26,896	$7,477	$19,419

	Six Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$44,848	$18,157	$26,691
Fair value adjustment related to convertible debt, premium liability	27,806	—	27,806
Interest income and miscellaneous expense	(2,457)	(3,477)	1,020
Non-operating expenses, net	$70,197	$14,680	$55,517
Interest expense increased $14.4 million and $26.7 million during the second quarter and first half of fiscal 2022, respectively over the same prior year periods, primarily due to debt incurred for acquisition financing including term loans and Senior Public Notes. For more information refer to note 5 of our Consolidated Financial Statements titled "Debt." Interest (income) and miscellaneous expense is not material.

During the second quarter and first half of fiscal 2022, we recorded fair value adjustments of $4.9 million and $27.8 million, respectively, based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt refer to note 5 of our Consolidated Financial Statements titled, "Debt."
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Income tax expense	$19,982	$27,778	$(7,796)	(28.1)%
Effective income tax rate	22.3%	20.8%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Income tax expense	$12,907	$46,860	$(33,953)	(72.5)%
Effective income tax rate	21.3%	19.3%
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
The effective income tax rates for the three month periods ended September 30, 2021 and 2020 were 22.3% and 20.8%, respectively. The effective income tax rates for the six month periods ended September 30, 2021 and 2020 were 21.3% and 19.3%, respectively. The fiscal 2022 effective tax rates increased when compared to the same fiscal 2021 periods, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rates also include one-time, non-deductible acquisition related costs.
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

For the three and six months ended September 30, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three customers collectively accounted for approximately 40.6% and 39.5% of our Dental segment revenues for the three months and six months ended September 30, 2021, respectively. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
The following table compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2021 and 2020:
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Healthcare	$744,134	$470,927	$1,346,951	$870,585
Applied Sterilization Technologies	204,892	169,547	413,794	321,909
Life Sciences	132,327	115,658	253,798	232,570
Dental	115,632	—	150,864	—
Total revenues	$1,196,985	$756,132	$2,165,407	$1,425,064
Operating income (loss):
Healthcare	$160,390	$104,796	$296,550	$188,968
Applied Sterilization Technologies	99,789	76,835	201,716	140,790
Life Sciences	57,519	46,433	106,607	94,894
Dental	32,392	—	42,511	—
Corporate	(71,552)	(58,155)	(146,612)	(110,522)
Total operating income before adjustments	$278,538	$169,909	$500,772	$314,130
Less: Adjustments
Amortization of acquired intangible assets (1)	$74,791	$21,955	$116,531	$39,455
Acquisition and integration related charges (2)	17,404	1,135	158,400	2,421
Redomiciliation and tax restructuring costs (3)	159	384	110	554
Net (gain) loss on divestiture of businesses (1)	(15)	(5)	404	5
Amortization of inventory and property "step up" to fair value (1)	69,486	714	94,276	1,317
COVID-19 incremental costs (4)	—	4,539	—	13,209
Restructuring charges (5)	210	(76)	224	90
Total operating income	$116,503	$141,263	$130,827	$257,079
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

Healthcare revenues increased 58.0% to $744.1 million for the three months ended September 30, 2021, as compared to $470.9 million in the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 120.0%, 53.7% and 25.5%, respectively and reflects the impact of Cantel and our other recent acquisitions, organic growth and favorable fluctuations in foreign currencies. Healthcare revenues increased 54.7% to $1,347.0 million for the six months ended September 30, 2021, as compared to $870.6 million in the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 130.8%, 36.0% and 27.8%, respectively and reflects the impact of Cantel and our other recent acquisitions, organic growth and favorable fluctuations in foreign currencies.

Excluding Cantel, the Healthcare segment’s backlog at September 30, 2021, amounted to $311.2 million, representing an increase of 74.8%, as compared to the backlog of $178.0 million at September 30, 2020. The increase is primarily due to Customer demand but also reflects delays in shipments due to supply chain disruptions.
Applied Sterilization Technologies segment revenues increased 20.8% to $204.9 million for the three months ended September 30, 2021, as compared to $169.5 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 28.5% to $413.8 million for the six months ended September 30, 2021, as compared to $321.9 million for the same prior year period. The fiscal 2022 increases are primarily due to organic growth. Favorable fluctuations in currencies and the impact of a fiscal 2021 acquisition also contributed to the increases.
Life Sciences revenues increased 14.4% to $132.3 million for the three months ended September 30, 2021, as compared to $115.7 million for the same prior year period. This increase reflects growth in service, capital equipment and consumable revenues of 18.8%, 16.9% and 10.7%, respectively and reflects the impact of the Cantel acquisition, organic growth and favorable fluctuations in foreign currencies. Life Sciences revenues increased 9.1% to $253.8 million for the six months ended September 30, 2021, as compared to $232.6 million for the same prior year period. This increase reflects growth in service, capital equipment and consumable revenues of 17.7%, 12.2% and 3.2% respectively and reflects the impact of the Cantel acquisition, organic growth and favorable fluctuations in foreign currencies. Excluding Cantel, the Life Sciences segment’s backlog at September 30, 2021 amounted to $98.3 million, representing an increase of 31.3%, as compared to the backlog of $74.8 million at September 30, 2020. The increase is primarily due to Customer demand but also reflects delays in shipments due to supply chain disruptions.
Dental segment revenues for the three months ended September 30, 2021 were $115.6 million. Dental segment revenues from the Cantel acquisition date of June 2, 2021 through September 30, 2021 were $150.9 million.
The Healthcare segment’s operating income increased 53.0% to $160.4 million for the three months ended September 30, 2021, as compared to $104.8 million in the same prior year period, primarily due to increased volume and our recent acquisitions. The segment's operating margins were 21.6% and 22.3% for the second quarter of fiscal 2022 and 2021, respectively. In the prior fiscal year period we benefited from lower operating costs, such as travel and meeting expenses as a result of the COVID-19 pandemic and measures taken in response to it. The Healthcare segment’s operating income increased 56.9% to $296.6 million for the six months ended September 30, 2021, as compared to $189.0 million in the same prior year period, primarily due to increased volume and our recent acquisitions. The segment's operating margins were 22.0% and 21.7% for the first half of fiscal 2022 and 2021, respectively. The segment's operating income and margin improvements were primarily due to the higher volumes.
The Applied Sterilization Technologies segment's operating income increased 29.9% to $99.8 million for the three months ended September 30, 2021, as compared to $76.8 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 43.3% to $201.7 million for the six months ended September 30, 2021, as compared to $140.8 million during the same prior year period. The segment's operating margins were 48.7% and 45.3% for the second quarter of fiscal 2022 and 2021, respectively. The segment's operating margins were 48.7% and 43.7% for the first half of fiscal 2022 and 2021, respectively. The segment's operating income and operating margin improvements were primarily due to to higher volumes.
The Life Sciences segment’s operating income increased 23.9% to $57.5 million for the three months ended September 30, 2021, as compared to $46.4 million in the same prior year period. The Life Sciences segment’s operating income increased 12.3% to $106.6 million for the six months ended September 30, 2021, as compared to $94.9 million in the same prior year period. The segment's operating margins were 43.5% and 40.1% for the second quarter of fiscal 2022 and 2021, respectively. The segment's operating margins were 42.0% and 40.8% for the first half of fiscal 2022 and 2021, respectively. The segment's operating income and operating margin improvements were primarily due to to higher volumes.
The Dental segment's operating income and operating margin were $32.4 million and 28.0%, respectively, for the three months ended September 30, 2021. The Dental segment's operating income and operating margin were $42.5 million and 28.2%, respectively, for the six months ended September 30, 2021.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$268,766	$296,073
Net cash (used in) investing activities	$(680,335)	$(112,863)
Net cash provided by (used in) financing activities	$579,703	$(199,319)
Debt-to-total capital ratio	34.5%	21.8%
Free cash flow	$135,784	$185,602
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $268.8 million for the first six months of fiscal 2022 and $296.1 million for the first six months of fiscal 2021. The fiscal 2022 decrease in cash flows from operations was primarily due to anticipated costs associated with the acquisition and integration of Cantel.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $680.3 million for the first six months of fiscal 2022 and $112.9 million for the first six months of fiscal 2021. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2022 and fiscal 2021:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $133.4 million for the first six months of fiscal 2022 and $110.7 million during the same prior year period. The fiscal 2022 increase was primarily due to additional expenditures from Cantel and in our Applied Sterilization Technologies segment.
•Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2022, we used $547.4 million for the acquisition of Cantel. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – The net cash provided by financing activities amounted to $579.7 million for the first six months of fiscal 2022 compared with net cash used in financing activities of $199.3 million for the first six months of fiscal 2021. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2022 and fiscal 2021:
•Proceeds from issuance of senior notes – During the first six months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to note 5 of our Consolidated Financial Statements titled, "Debt."
•Proceeds from term loan – During the first six months of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our Delayed Draw Term Loan, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on long-term obligations – During the first six months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt refer to Note 2 of our Consolidated Financial Statements titled, "Business Acquisitions." During the first six months of fiscal 2021, we repaid $35.0 million of principal for private placement notes that matured in August 2020. For more information on debt refer to Note 5 of our Consolidated Financial Statements titled, "Debt."
•Payments on convertible debt obligations – During the first six months of fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on Cantel's debt refer to Note 2 of our Consolidated Financial Statements titled, "Business Acquisitions."
•Payments on term loan – During the first six months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loan, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments under credit facilities, net – Net payments under credit facilities totaled $65.0 million in the first six months of fiscal 2022 compared to net payments under credit facilities of $107.2 million in the first six months of fiscal 2021.
•Deferred financing fees and debt issuance costs – During the first six months of fiscal 2022, we paid $17.3 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt refer to note 5 of our Consolidated Financial Statements titled, "Debt."
•Repurchases of ordinary shares – During the first six months of fiscal 2022, we obtained 130,678 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $24.8 million. From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first six months of fiscal 2021, we obtained 76,286 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.4 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.

•Acquisition related deferred or contingent consideration – During the first six months of fiscal 2022, we paid $25.3 million in deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2022, we paid total cash dividends of $77.1 million, or $0.83 per outstanding share. During the first six months of fiscal 2021, we paid total cash dividends of $65.6 million, or $0.77 per outstanding share.
•Transactions with noncontrolling interest holders – During the first six months of fiscal 2022, we paid distributions to noncontrolling interest holders of $1.0 million. During the first six months of fiscal 2021, we received contributions from noncontrolling interest holders of $2.3 million.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2022 and fiscal 2021, we received cash proceeds totaling $7.8 million and $20.6 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $135.8 million in the first six months of fiscal 2022 compared to $185.6 million in the first six months of fiscal 2020 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decreases in cash flows was primarily due to anticipated costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 34.5% at September 30, 2021 and 21.8% at September 30, 2020.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021. Our commercial commitments were approximately $86.1 million at September 30, 2021, reflecting a net increase of $6.9 million in surety bonds and other commercial commitments from March 31, 2021. Outstanding borrowings under our Credit Agreement as of September 30, 2021 were $184.4 million. We had $14.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2021.
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
The following tables present summarized results of operations for the six months ended September 30, 2021 and summarized balance sheet information at March 31, 2021 for the obligor group of the Senior Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Six Months Ended
September 30,
2021

Revenues	$820,128
Gross profit	495,275
Operating costs arising from transactions with non-issuers and non-guarantors - net	182,246
Income from operations	214,907
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	166,109
Net income	$149,679

Summarized Balance Sheet Information
( in thousands)
	September 30,	March 31,
	2021	2021
Receivables due from non-issuers and non-guarantor subsidiaries	$15,399,820	$14,102,215
Other current assets	328,051	348,937
Total current assets	$15,727,871	$14,451,152

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$2,208,325	$1,091,809
Goodwill	95,688	94,979
Other non-current assets	198,590	207,240
Total non-current assets	$2,502,603	$1,394,028

Payables due to non-issuers and non-guarantor subsidiaries	$16,226,903	$15,549,831
Other current liabilities	168,541	128,665
Total current liabilities	$16,395,444	$15,678,496

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,152,374	$1,203,274
Other non-current liabilities	3,485,514	1,695,772
Total non-current liabilities	$4,637,888	$2,899,046
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 8 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information and to Item 1A of Part II titled, "Risk factors."
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021 and subsequently filed Quarterly Reports on Form 10-Q. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2021, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC"). You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website and the SEC's website is not incorporated by reference into this report.

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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2022, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2022. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
Internal Control Over Financial Reporting
As of September 30, 2021, we are in the process of integrating the internal controls of the acquired Cantel business into STERIS's existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in STERIS's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, STERIS's internal control over financial reporting during the quarter ended September 30, 2021.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies," and Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
The following risk factors have been added or updated because of developments during the fiscal 2022 interim period. These risks could affect our business, financial position, or results of operations or could cause our actual results and financial condition to differ materially from those projected in the forward-looking statements.
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
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations. In fiscal 2021, we experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate and less demand for certain of our products and services as a result of deferrals of certain medical procedures, and other factors, which we believe was exacerbated by the impact of stay-at-home orders. Additionally, the COVID-19 outbreak and other factors have caused and continue to cause temporary disruptions in our supply chain and labor scarcity resulting in material and labor cost inflation.
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
The impact of the COVID-19 pandemic continues to evolve. We cannot accurately forecast at this time its ultimate duration, severity and disruption to our business, Customers, and supply chain, and the related financial impact to us. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe. Additionally, weak economic conditions, the pace for economic recovery, and rising inflation, could result in variability in demand for our products and services and higher operating costs. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this legislation and new proposed legislation known as Build Back Better is under consideration within both houses of U.S. Congress. Significant business and international provisions have been proposed in various versions of the framework of the bill that could increase our total tax expense. We cannot predict the overall impact that the additional guidance and proposed changes may have on our business. Some jurisdictions have raised tax rates and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of U.S. tax legislation, current economic conditions, and COVID-19 response costs.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of September 30, 2021, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020.
During the first six months of fiscal 2022, we obtained 130,678 of our ordinary shares in the aggregate amount of $24.8 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2022 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	—	$—	—	$333,932
August 1-31	—	—	—	333,932
September 1-30	—	$—	—	$333,932
Total	—	—	—	333,932
(1) Does not include 7 shares purchased during the quarter at an average price of $213.96 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.

10.1	Description of STERIS Non-Employee Director Compensation Program

10.2	Amendment No.1 to STERIS plc 2006 Long-Term Equity Incentive Plan (As Assumed, Amended and Restated Effect March 28, 2019) (“Plan”)

10.3	Transition Agreement effective July 31, 2021, by and among STERIS Corporation, STERIS plc and Walter M Rosebrough Jr.

15.1	Letter Re: Unaudited Interim Financial Information.

22.1	List of Guarantor Subsidiaries with respect to the 2.700% Notes due 2031 and 3.750% Notes due 2051 issued by STERIS Irish Finco Unlimited Company.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller and Chief Accounting Officer
November 8, 2021