Form 10-Q
period 2021-12-31
STERIS plc
filed 2022-02-09
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 4, 2022: 100,127,204

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,089	$220,531
Accounts receivable (net of allowances of $21,120 and $11,355 respectively)	752,132	609,406
Inventories, net	594,599	315,067
Prepaid expenses and other current assets	221,274	66,750
Total current assets	1,927,094	1,211,754
Property, plant, and equipment, net	1,521,587	1,235,400
Lease right-of-use assets, net	194,026	150,142
Goodwill	5,115,323	3,026,049
Intangibles, net	2,876,041	898,406
Other assets	55,895	52,720
Total assets	$11,689,966	$6,574,471
Liabilities and equity
Current liabilities:
Accounts payable	$207,152	$156,950
Accrued income taxes	23,882	27,561
Accrued payroll and other related liabilities	180,525	150,078
Lease obligations due within one year	36,414	22,774
Short-term indebtedness	127,875	—
Accrued expenses and other	328,459	220,557
Total current liabilities	904,307	577,920
Long-term indebtedness	3,175,316	1,650,540
Deferred income taxes, net	752,459	236,860
Long-term lease obligations	159,452	129,673
Other liabilities	74,763	88,010
Total liabilities	$5,066,297	$2,683,003
Commitments and contingencies (see note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 100,111 and 85,353 ordinary shares issued and outstanding, respectively	4,758,199	2,002,825
Retained earnings	1,989,870	1,939,408
Accumulated other comprehensive loss	(136,878)	(61,243)
Total shareholders’ equity	6,611,191	3,880,990
Noncontrolling interests	12,478	10,478
Total equity	6,623,669	3,891,468
Total liabilities and equity	$11,689,966	$6,574,471

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Product	$697,256	$375,314	$1,871,773	$1,015,926
Service	511,715	433,610	1,502,605	1,218,062
Total revenues	1,208,971	808,924	3,374,378	2,233,988
Cost of revenues:
Product	373,793	202,881	1,072,683	533,418
Service	297,064	260,182	856,955	737,288
Total cost of revenues	670,857	463,063	1,929,638	1,270,706
Gross profit	538,114	345,861	1,444,740	963,282
Operating expenses:
Selling, general, and administrative	310,564	182,373	1,049,116	510,250
Research and development	24,824	16,438	61,847	48,812
Restructuring (credit) expenses	(207)	20	17	110
Total operating expenses	335,181	198,831	1,110,980	559,172
Income from operations	202,933	147,030	333,760	404,110
Non-operating expenses, net:
Interest expense	22,971	8,899	67,820	27,056
Fair value adjustment related to convertible debt, premium liability	—	—	27,806	—
Interest (income) and miscellaneous expense	(2,447)	(1,299)	(4,905)	(4,776)
Total non-operating expenses, net	20,524	7,600	90,721	22,280
Income before income tax expense	182,409	139,430	243,039	381,830
Income tax expense	39,315	24,842	52,222	71,703
Net income	143,094	114,588	190,817	310,127
Less: Net income (loss) attributable to noncontrolling interests	(529)	87	(810)	171
Net income attributable to shareholders	$143,623	$114,501	$191,627	$309,956

Net income per share attributed to shareholders
Basic	$1.44	$1.34	$1.98	$3.64
Diluted	$1.42	$1.33	$1.97	$3.61
Cash dividends declared per share ordinary outstanding	$0.43	$0.40	$1.26	$1.17
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
		(*as adjusted)		(*as adjusted)
Net income	$143,094	$114,588	$190,817	$310,127
Less: Net income (loss) attributable to noncontrolling interests	(529)	87	(810)	171
Net income attributable to shareholders	143,623	114,501	191,627	309,956

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $174, $173, $523 and $520, respectively)	(507)	(510)	(1,521)	(1,530)
Change in cumulative currency translation adjustment	(30,638)	128,737	(74,114)	234,607
Total other comprehensive income (loss)	(31,145)	128,227	(75,635)	233,077
Comprehensive income	$112,478	$242,728	$115,992	$543,033
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Operating activities:		(*as adjusted)
Net income	$190,817	$310,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	319,273	160,193
Deferred income taxes	3,141	(842)
Share-based compensation expense	47,909	19,924
Loss on the disposal of property, plant, equipment, and intangibles, net	863	865
Loss on sale of businesses, net	893	5
Fair value adjustment related to convertible debt, premium liability	27,806	—
Amortization of inventory fair value adjustments	86,665	—
Other items	(1,520)	4,494
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,493	60,574
Inventories, net	(92,138)	(9,334)
Other current assets	(63,393)	(8,906)
Accounts payable	(11,053)	(30,974)
Accruals and other, net	(17,676)	(4,341)
Net cash provided by operating activities	513,080	501,785
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(214,491)	(164,497)
Proceeds from the sale of property, plant, equipment and intangibles	1,709	417
Acquisition of businesses, net of cash acquired	(547,353)	(869,431)
Other	—	(2,392)
Net cash used in investing activities	(760,135)	(1,035,903)
Financing activities:
Proceeds from issuance of senior public notes	1,350,000	—
Proceeds from term loans	650,000	550,000
Payments on term loans	(125,000)	—
Payments on long-term obligations	(721,284)	(35,000)
Payments on convertible debt	(371,361)	—
Proceeds (payments) under credit facilities, net	(203,805)	23,782
Deferred financing fees and debt issuance costs	(17,247)	(3,122)
Acquisition related deferred or contingent consideration	(32,583)	(2,968)
Repurchases of ordinary shares	(27,628)	(14,560)
Cash dividends paid to ordinary shareholders	(120,118)	(99,696)
Distributions to noncontrolling interest	(997)	(627)
Contributions from noncontrolling interest	3,672	2,258
Payment for acquisition of subsidiary's interests in noncontrolling interest	—	(3,552)
Stock option and other equity transactions, net	6,789	26,018
Net cash provided by financing activities	390,438	442,533
Effect of exchange rate changes on cash and cash equivalents	(4,825)	24,506
Increase (decrease) in cash and cash equivalents	138,558	(67,079)
Cash and cash equivalents at beginning of period	220,531	319,581
Cash and cash equivalents at end of period	$359,089	$252,502
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931
Comprehensive income:
Net income (loss)	—	—	143,623	—	(529)	143,094
Other comprehensive income (loss)	—	—	—	(31,145)	—	(31,145)
Repurchases of ordinary shares	(95)	1,061	(3,938)	—	—	(2,877)
Equity compensation programs and other	295	8,957	—	—	—	8,957
Cash dividends – $0.43 per ordinary share	—	—	(43,011)	—	—	(43,011)
Contributions from noncontrolling interest	—	—	—	—	3,672	3,672
Other changes in noncontrolling interest	—	—	—	—	48	48
Balance at December 31, 2021	100,111	$4,758,199	$1,989,870	$(136,878)	$12,478	$6,623,669

	Nine Months Ended December 31, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	191,627	—	(810)	190,817
Other comprehensive income (loss)	—	—	—	(75,635)	—	(75,635)
Repurchases of ordinary shares	(225)	(6,581)	(21,047)	—	—	(27,628)
Equity compensation programs and other	686	54,465	—	—	—	54,465
Cash dividends – $1.26 per ordinary share	—	—	(120,118)	—	—	(120,118)
Issuance of shares for acquisition of Cantel Medical Corp. ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Contributions from noncontrolling interest	—	—	—	—	3,672	3,672
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	135	135
Balance at December 31, 2021	100,111	$4,758,199	$1,989,870	$(136,878)	$12,478	$6,623,669

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2020
	Ordinary Shares		Retained Earnings (as adjusted *)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2020	85,251	$1,990,880	$1,799,771	$(130,613)	$15,310	$3,675,348
Comprehensive income:
Net income	—	—	114,501	—	87	114,588
Other comprehensive income	—	—	—	128,227	—	128,227
Repurchases of ordinary shares	(9)	(5,417)	5,290	—	—	(127)
Equity compensation programs and other	95	11,380	—	—	—	11,380
Cash dividends $0.40 per ordinary share	—	—	(34,136)	—	—	(34,136)
Distributions to noncontrolling interest	—	—	—	—	(627)	(627)
Payment for acquisition of subsidiary's interests in noncontrolling interest	—	—	—	—	(3,552)	(3,552)
Other changes in noncontrolling interest	—	—	—	—	(16)	(16)
Balance at December 31, 2020	85,337	$1,996,843	$1,885,426	$(2,386)	$11,202	$3,891,085
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

	Nine Months Ended December 31, 2020
	Ordinary Shares		Retained Earnings (as adjusted *)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	$1,982,164	$1,658,661	$(235,463)	$12,848	$3,418,210
Comprehensive income:
Net income	—	—	309,956	—	171	310,127
Other comprehensive income	—	—	—	233,077	—	233,077
Repurchases of ordinary shares	(121)	(31,065)	16,505	—	—	(14,560)
Equity compensation programs and other	534	45,744	—	—	—	45,744
Cash dividends – $1.17 per ordinary share	—	—	(99,696)	—	—	(99,696)
Contributions from noncontrolling interest	—	—	—	—	2,258	2,258
Distributions to noncontrolling interest	—	—	—	—	(627)	(627)
Payment for acquisition of subsidiary's interests in noncontrolling interest	—	—	—	—	(3,552)	(3,552)
Other changes in noncontrolling interest	—	—	—	—	104	104
Balance at December 31, 2020	85,337	$1,996,843	$1,885,426	$(2,386)	$11,202	$3,891,085
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual Report on Form 10-K filed with the SEC on May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal (“GI”) endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2021 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2022.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2021, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2022, $42,942 of the March 31, 2021 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2021, $38,181 of the March 31, 2020 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2021, the transaction price allocated to remaining performance obligations was approximately $1,570,000. We expect to recognize approximately 54% of the transaction price within one year and approximately 36% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2022

ASU 2019-12 "Income Taxes (Topic 740)"	December 2019	The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 with no material impact to our consolidated financial statements.
ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)"	August 2020	This standard simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The standard reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new standard eliminates some of the current requirements for equity classification. The standard also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity.	First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 and applied it to our accounting for the convertible debt assumed in the acquisition of Cantel Medical Corp. ("Cantel").
Standards that have not yet been adopted.
ASU 2021-08 "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.	October 2021	The standard provides guidance to improve the accounting for acquired revenue contracts with Customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The standard is effective for annual periods beginning after December 15, 2022 including interim periods within that year and early adoption is permitted.	NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2021.
2. Business Acquisitions And Divestitures

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC. ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel was integrated into our existing Healthcare and Life Sciences segments. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is reported as the Dental segment. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Acquisition and integration expenses which were primarily related to the Cantel acquisition totaled $9,026 and $167,426 for the third quarter and first nine months of fiscal 2022, respectively, and are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income. Acquisition and integration expenses include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
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
Fair Value of Assets Acquired and Liabilities Assumed
The acquisition of Cantel has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

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
(1) Purchase price allocation is preliminary as of December 31, 2021, as valuations have not been finalized.

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
(1) Amounts are preliminary as of December 31, 2021, as valuations have not been finalized.
Contingent liabilities assumed totaled $25,000 and were related to contingent consideration associated with a prior acquisition completed by Cantel. Payment was made in June 2021.
Actual and Pro Forma Impact
Our consolidated financial statements include Cantel's results of operations from the date of acquisition on June 2, 2021 through December 31, 2021. Net sales and operating income (loss) attributable to Cantel and included in our consolidated financial statements for the three-month period ended December 31, 2021 total $306,522 and $15,958, respectively. Net sales and operating income (loss) attributable to Cantel from the date of acquisition and included in our consolidated financial statements for the nine-month period ended December 31, 2021 total $721,183 and $(175,178), respectively.
The following unaudited pro forma information gives effect to our acquisition of Cantel as if the acquisition had occurred on April 1, 2020 and Cantel had been included in our consolidated results of operations for the three-month and nine-month periods ended December 31, 2021 and 2020.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Net revenues	$1,208,971	$1,106,542	$3,579,475	$3,011,681
Net income (loss) from continuing operations	152,176	92,903	383,193	30,797
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
3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2021	March 31, 2021
		(*as adjusted)
Raw materials	$210,358	$103,939
Work in process	77,339	54,283
Finished goods	334,531	176,623
Reserve for excess and obsolete inventory	(27,629)	(19,778)
Inventories, net	$594,599	$315,067
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Inventory has increased since March 31, 2021 primarily due to the acquisition of Cantel.
4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2021	March 31, 2021
Land and land improvements (1)	$80,783	$69,477
Buildings and leasehold improvements	639,928	567,132
Machinery and equipment	885,656	779,044
Information systems	223,722	193,222
Radioisotope	589,273	565,681
Construction in progress (1)	341,042	211,381
Total property, plant, and equipment	2,760,404	2,385,937
Less: accumulated depreciation and depletion	(1,238,817)	(1,150,537)
Property, plant, and equipment, net	$1,521,587	$1,235,400
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	December 31, 2021	March 31, 2021

Short-term debt
Term loan, current portion	$20,625	$—
Delayed draw term loan, current portion	16,250	—
Private Placement	91,000	—
Total short-term debt	$127,875	$—

Long-term debt
Private Placement	$763,278	$860,308
Revolving Credit Facility	46,538	247,423
Deferred financing costs	(26,307)	(7,191)
Term loan	404,375	550,000
Delayed draw term loan	633,750	—
Senior public notes	1,350,000	—
Financing leases	3,682	—
Total long-term debt	$3,175,316	$1,650,540
Total debt	$3,303,191	$1,650,540

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
For the Three and Nine Months Ended December 31, 2021 and 2020
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
Because all Holders elected to convert during the Make-Whole Conversion Period, the aggregate par value outstanding was reclassified to current liabilities in the balance sheet. The premium initially recorded as additional paid in capital at the effective time of the Mergers was reclassified to "Convertible debt, premium liability," also classified as a current liability, and was settled in cash.
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

The combined annual aggregate amount of maturities of our outstanding debt excluding leases by fiscal year is as follows:

2023	142,875
2024	60,000
2025	165,938
2026	549,038
2027 and thereafter	2,407,965
Total	$3,325,816

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2021	March 31, 2021
Accrued payroll and other related liabilities:
Compensation and related items	$83,919	$47,157
Accrued vacation/paid time off	14,692	12,389
Accrued bonuses	59,079	62,530
Accrued employee commissions	18,962	24,022
Other postretirement benefit obligations-current portion	1,326	1,326
Other employee benefit plans obligations-current portion	2,547	2,654
Total accrued payroll and other related liabilities	$180,525	$150,078
Accrued expenses and other:
Deferred revenues	$106,329	$62,492
Service liabilities	44,503	46,720
Self-insured risk reserves-current portion	11,320	8,095
Accrued dealer commissions	37,037	27,348
Accrued warranty	13,999	9,406
Asset retirement obligation-current portion	1,186	1,193
Accrued Interest	18,209	7,751
Other	95,876	57,552
Total accrued expenses and other	$328,459	$220,557
Other liabilities:
Self-insured risk reserves-long-term portion	$17,295	$17,295
Other postretirement benefit obligations-long-term portion	7,809	8,690
Defined benefit pension plans obligations-long-term portion	1,211	3,748
Other employee benefit plans obligations-long-term portion	2,175	2,353
Accrued long-term income taxes	12,350	13,241
Asset retirement obligation-long-term portion	12,066	12,137
Other	21,857	30,546
Total other liabilities	$74,763	$88,010
7. Income Tax Expense
The effective income tax rates for the three month periods ended December 31, 2021 and 2020 were 21.6% and 17.8%, respectively. The effective income tax rates for the nine month periods ended December 31, 2021 and 2020 were 21.5% and 18.8%, respectively. The fiscal 2022 effective tax rates increased when compared to fiscal 2021, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rate also reflects the impact of one-time, non-deductible acquisition related costs.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

examinations by tax authorities for years before fiscal 2016. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, and we are continuing to determine total impact on tax liability in each affected year. We recorded an estimate of the total federal, state, and local tax impact of the settlement of approximately $12,000, for the fiscal years 2016 through 2020.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include single-use devices and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our Applied Sterilization Technologies ("AST") segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For the three and nine months ended December 31, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three Customers collectively consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 55.8% and 46.1% of our Dental segment revenues for the three months and nine months ended December 31, 2021, respectively. Additional information regarding certain of our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Healthcare	$759,675	$521,662	$2,106,626	$1,392,247
Applied Sterilization Technologies	216,298	176,462	630,092	498,371
Life Sciences	127,908	110,800	381,706	343,370
Dental	105,090	—	255,954	—
Total revenues	$1,208,971	$808,924	$3,374,378	$2,233,988
Operating income (loss):
Healthcare	$169,267	$115,412	$465,817	$304,380
Applied Sterilization Technologies	101,343	81,626	303,059	222,416
Life Sciences	52,032	41,541	158,639	136,435
Dental	23,096	—	65,607	—
Corporate	(55,849)	(47,941)	(202,461)	(158,463)
Total operating income before adjustments	$289,889	$190,638	$790,661	$504,768
Less: Adjustments
Amortization of acquired intangible assets (1)	$75,021	$23,194	$191,552	$62,648
Acquisition and integration related charges (2)	9,298	11,563	167,698	13,984
Redomiciliation and tax restructuring costs (3)	118	296	228	850
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(500)	—	(500)
Net loss on divestiture of businesses (1)	489	—	893	5
Amortization of inventory and property "step up" to fair value (1)	2,237	1,784	96,513	3,101
COVID-19 incremental costs (4)	—	7,251	—	20,460
Restructuring (credit) charges (5)	(207)	20	17	110
Total operating income	$202,933	$147,030	$333,760	$404,110
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.

(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions and Divestitures" and to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
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

Additional information regarding our fiscal 2022 and fiscal 2021 revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Healthcare:
Capital equipment	$217,214	$147,855	$570,509	$407,610
Consumables	273,750	148,839	750,531	355,390
Service	268,711	224,968	785,586	629,247
Total Healthcare Revenues	$759,675	$521,662	$2,106,626	$1,392,247
Applied Sterilization Technologies Service Revenues	$216,298	$176,462	$630,092	$498,371
Life Sciences:
Capital equipment	$30,412	$28,993	$97,343	$88,664
Consumables	61,096	49,627	179,380	164,262
Service	36,400	32,180	104,983	90,444
Total Life Sciences Revenues	$127,908	$110,800	$381,706	$343,370
Dental Revenues	$105,090	$—	$255,954	$—
Total Revenues	$1,208,971	$808,924	$3,374,378	$2,233,988

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Ireland	$20,086	$20,316	$62,077	$51,779
United States	851,292	572,397	2,383,039	1,613,554
Other locations	337,593	216,211	929,262	568,655
Total Revenues	$1,208,971	$808,924	$3,374,378	$2,233,988

	December 31, 2021	March 31, 2021
Property, Plant, and Equipment, Net
Ireland	$54,977	$52,140
United States	859,601	673,784
Other locations	607,009	509,476
Property, Plant, and Equipment, Net	$1,521,587	$1,235,400

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
For the Three and Nine Months Ended December 31, 2021 and 2020
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

	December 31, 2021	March 31, 2021
Assets:
Healthcare and Life Sciences	$5,374,009	$3,600,182
Applied Sterilization Technologies	3,047,602	2,974,289
Dental	1,118,528	—
Cantel related goodwill not yet allocated (1)	2,149,827	—
Total assets	$11,689,966	$6,574,471
(1) Amount is still preliminary as of December 31, 2021, as valuations have not been finalized. For the purpose of our annual Goodwill testing performed at October 31, 2021, the preliminary allocation of Goodwill by business segment was approximately $1,336,000 and $814,000 to the Healthcare and Life Sciences, and the Dental business segments, respectively.
The increase in total assets for the December 31, 2021 period is primarily related to the acquisition of Cantel. Refer to Note 2 titled, "Business Acquisitions and Divestiures," for more information.

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2021	2020	2021	2020
Weighted average shares outstanding—basic	100,038	85,330	96,679	85,153
Dilutive effect of share equivalents	788	702	823	698
Weighted average shares outstanding and share equivalents—diluted	100,826	86,032	97,502	85,851
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2021	2020	2021	2020
Number of share options	271	278	251	370
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of December 31, 2021, there was approximately $333,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension has been lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations.
From the start of fiscal 2021 through April 9, 2020, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations.
During the first nine months of fiscal 2022, we obtained 225,493 of our ordinary shares in the aggregate amount of $27,628 in connection with share based compensation award programs. During the first nine months of fiscal 2021, we obtained 85,574 of our ordinary shares in the aggregate amount of $9,512 in connection with share based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of December 31, 2021, 3,139,888 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2022 and 2021:

	Fiscal 2022	Fiscal 2021
Risk-free interest rate	1.10%	0.46%
Expected life of options	5.9 years	6.0 years
Expected dividend yield of stock	0.95%	0.96%
Expected volatility of stock	24.27%	23.04%
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
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,637,047	$112.03
Granted	284,566	215.10
Exercised	(304,341)	82.95
Forfeited	(4,043)	128.11
Outstanding at December 31, 2021	1,613,229	$135.66	6.8 years	$173,829
Exercisable at December 31, 2021	904,909	$101.43	5.5 years	$128,481
We estimate that 690,359 of the non-vested stock options outstanding at December 31, 2021 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $243.41 closing price of our ordinary shares on December 31, 2021 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2022 and fiscal 2021 was $43,425 and $36,850, respectively. Net cash proceeds from the exercise of stock options were $6,789 and $26,018 for the first nine months of fiscal 2022 and fiscal 2021, respectively.
The weighted average grant date fair value of stock option grants was $37.52 and $27.66 for the first nine months of fiscal 2022 and fiscal 2021, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of December 31, 2021, we no longer have outstanding SARS. The fair value of the outstanding SARS as of December 31, 2020 was $491.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	533,323	29,500	$121.35
Granted	163,120	21,437	197.51
Vested	(174,509)	(15,621)	96.30
Forfeited	(15,050)	(620)	161.59
Non-vested at December 31, 2021	506,884	34,696	$155.01
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2022 at the time of grant was $18,267.
As of December 31, 2021, there was a total of $66,715 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.2 years.
Cantel Share Based Compensation Plan

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

In connection with the June 2, 2021, acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
A total of 280,402 STERIS restricted share units replaced Cantel awards based on a ratio of one Cantel restricted share unit to 0.4262 STERIS restricted share units. These Cantel awards consisted of time, performance and market based awards. Cantel time based restricted share units were replaced with STERIS restricted share units with the same three-year pro-rata vesting terms based on the original award date. Performance and market based Cantel restricted share units were replaced with time based STERIS restricted share units that vest pro rata over the remaining one, two or three anniversaries from the original Cantel award date. The number of performance restricted share units was replaced based on the original target achievement level. All replacement restricted share units retained dividend accumulation rights.
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
During the first nine months of fiscal 2022, recognition of unamortized share-based compensation expense totaling $18,861 was accelerated in connection with the termination of certain Cantel employees in fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the restricted share units vested requiring acceleration of the remaining related compensation cost.
As of December 31, 2021, there was a total of $9,248 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	—	$—
Granted	280,402	$191.18
Vested	(209,878)	191.18
Forfeited	(7,602)	191.18
Non-vested at December 31, 2021	62,922	$191.18

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
Changes in our warranty liability during the first nine months of fiscal 2022 were as follows:

Warranties
Balance, March 31, 2021	$9,406
Liabilities assumed in acquisition of Cantel	4,769
Warranties issued during the period	12,835
Settlements made during the period	(13,011)
Balance, December 31, 2021	$13,999
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the third quarter of fiscal 2022, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2022. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2021, we held foreign currency forward contracts to buy 19.9 million Mexican pesos and 2.6 million Canadian dollars; and to sell 14.0 million euros. At December 31, 2021 we held commodity swap contracts to buy 192.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Prepaid & Other	$685	$57	$—	$—
Accrued expenses and other	$—	$—	$91	$367
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2021	2020	2021	2020
Foreign currency forward contracts	Selling, general and administrative	$1,707	$741	$4,279	$661
Commodity swap contracts	Cost of revenues	$417	$153	$1,110	$904

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2021 and March 31, 2021:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$359,089	$220,531	$359,089	$220,531	$—	$—	$—	$—
Forward and swap contracts (1)	685	57	—	—	685	57	—	—
Equity investments(2)	9,957	10,301	9,957	10,301	—	—	—	—
Other investments	2,571	2,665	2,571	2,665	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$91	$367	$—	$—	$91	$367	$—	$—
Deferred compensation plans (2)	2,062	1,715	2,062	1,715	—	—	—	—
Total debt (3)	3,299,509	1,650,540	—	—	3,432,856	1,722,459	—	—
Contingent consideration obligations (4)	12,864	19,642	—	—	—	—	12,864	19,642
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the third quarter and first nine months of fiscal 2022, we recorded gains (losses) of $28 and $(200), respectively, related to these investments. During the third quarter and first nine months of fiscal 2021, we recorded gains of $210 and $138, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized as follows:

Contingent Consideration
Balance at March 31, 2021	$19,642
Liabilities assumed in acquisition of Cantel	25,000
Additions	540
Payments	(32,302)
Currency translation adjustments	(16)
Balance at December 31, 2021	$12,864

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended December 31, 2021 and 2020 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(6,533)	$(5,519)	$(99,200)	$(55,724)	$(105,733)	$(61,243)
Other Comprehensive Income (Loss) before reclassifications	575	1,751	(30,638)	(74,114)	(30,063)	(72,363)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(1,082)	(3,272)	—	—	(1,082)	(3,272)
Net current-period Other Comprehensive (Loss)	(507)	(1,521)	(30,638)	(74,114)	(31,145)	(75,635)
Balance at December 31, 2021	$(7,040)	$(7,040)	$(129,838)	$(129,838)	$(136,878)	$(136,878)
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

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(7,833)	$(6,813)	$(122,780)	$(228,650)	$(130,613)	$(235,463)
Other Comprehensive Income before reclassifications	323	972	128,737	234,607	129,060	235,579
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(833)	(2,502)	—	—	(833)	(2,502)
Net current-period Other Comprehensive Income (Loss)	(510)	(1,530)	128,737	234,607	128,227	233,077
Balance at December 31, 2020	$(8,343)	$(8,343)	$5,957	$5,957	$(2,386)	$(2,386)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollars in thousands, except as noted)

17. COVID-19 Pandemic
The COVID-19 pandemic began to impact our business late in fiscal 2020. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including deferral of surgical procedures and treatments and shelter-in-place orders or similar measures, negatively affected some of our operations, which impacted our operating results, financial position and cash flows. We have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services. Also, the COVID-19 pandemic has caused and continues to cause disruptions in our supply chain and labor scarcity resulting in material and labor cost inflation. External factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, and the distribution of available vaccines and other therapies create uncertainty regarding future demand from our Customers and the ability of our suppliers to meet our demands. As we continue to address supply chain disruptions, we may pursue various avenues available including getting prioritization with assistance from government agencies. However, order momentum has continued to improve and increased demand for certain capital equipment products strengthened from the fourth quarter of fiscal 2021.
18. Subsequent Events
In December 2021, we entered into an Asset Purchase Agreement to sell STERIS's Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196,000, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12,300. We anticipate no material gain (loss) on the sale. The net assets are not reported as held for sale as they are not material to the balance sheet as of December 31, 2021. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180,000. The proceeds from the sale received at closing were used to repay outstanding debt.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and nine-month periods ended December 31, 2021 and 2020 and the consolidated statement of cash flows for the nine- month periods ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 9, 2022

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2022 and fiscal 2021. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprocessing services and instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

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
General Company Overview and Executive Summary
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal (“GI”) endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
Acquisitions. On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC. ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel was integrated into our existing Healthcare and Life Sciences segments. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is reported as the Dental segment. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
The results of Cantel are only reflected in the results of operations and cash flows from June 2, 2021 forward, which will affect results of comparability to the prior period operations and cash flows.
Divestitures. In December 2021, we entered into an Asset Purchase Agreement to sell STERIS's Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196.0 million, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12.3 million. We anticipate no material gain (loss) on the sale. The net assets are not reported as held for sale as they are not material to the balance sheet as of December 31, 2021. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180.0 million. The proceeds from the sale received at closing were used to repay outstanding debt.

COVID-19 Pandemic. We do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the COVID-19 pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. We allowed employees to work remotely when possible and implemented additional safety measures in compliance with applicable regulations to allow personnel to continue to work in our facilities. We have successfully managed our liquidity throughout the COVID-19 pandemic and continue to invest in expansion projects as planned. We obtained additional funding in the second half of fiscal 2021 to continue to advance our growth strategy to supplement organic growth with acquisitions. As a result, we do not believe that the COVID-19 pandemic or the actions we took in response to the pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.For additional information on our risk factors related to the COVID-19 pandemic please refer to our Annual Report on Form 10-K for the year ended March 31, 2021 dated May 28, 2021, and our amended risk factors contained in Item 1A. of this Quarterly Report.
Highlights. Revenues increased 49.5%, to $1,209.0 million for the three months ended December 31, 2021, as compared to $808.9 million for the same period in the prior year. Revenues increased 51.0%, to $3,374.4 million for the nine months ended December 31, 2021, as compared to $2,234.0 million for the same period in the prior year. These increases reflect added volume from Cantel and other recent acquisitions, organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments, and favorable fluctuations in currencies in the year-to-date period.
Gross profit percentage for the third quarter of fiscal 2022 was 44.5% compared to the gross profit percentage for the third quarter of fiscal 2021 of 42.8%. Favorable impacts from our recent acquisitions, productivity, pricing and mix and other adjustments, exceeded unfavorable impacts from material costs, inflation and fluctuations in currencies. Gross profit percentage for the first nine months of fiscal 2022 was 42.8% compared to the gross profit percentage for the first nine months of fiscal 2021 of 43.1%. Unfavorable impacts from our recent acquisitions, material costs, inflation and fluctuations in currencies, exceeded favorable impact from productivity, pricing, mix and other adjustments.
Operating income for the third quarter of fiscal 2022 was $202.9 million, compared to $147.0 million for third quarter of fiscal 2021 This increase reflects higher gross margin attainment, primarily due to added volumes from Cantel and our other recent acquisitions. Operating income during the first nine months of fiscal 2022 was $333.8 million, compared to $404.1 million for the first nine months of fiscal 2021. This decline was primarily due to additional acquisition and integration expenses and incremental amortization expense primarily related to the acquisition of Cantel.
Cash flows from operations were $513.1 million and free cash flow was $300.3 million in the first nine months of fiscal 2022 compared to cash flows from operations of $501.8 million and free cash flow of $337.7 million for first nine months of fiscal 2021 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decrease in free cash flow was primarily due to anticipated costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 33.3% at December 31, 2021 and 29.8% at March 31, 2021. During the first nine months of fiscal 2022, we declared and paid cash dividends totaling $1.26 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2022 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$513,080	$501,785
Purchases of property, plant, equipment and intangibles, net	(214,491)	(164,497)
Proceeds from the sale of property, plant, equipment and intangibles	1,709	417
Free cash flow	$300,298	$337,705
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2022 compared with the same fiscal 2021 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2021 to the revenues for the three and nine months ended December 31, 2020:

	Three Months Ended December 31,
(dollars in thousands)	2021	2020	Change	Percent Change

Total revenues	$1,208,971	$808,924	$400,047	49.5%

Revenues by type:
Service revenues	511,715	433,610	78,105	18.0%
Consumable revenues	440,328	198,466	241,862	121.9%
Capital equipment revenues	256,928	176,848	80,080	45.3%

Revenues by geography:
Ireland revenues	20,086	20,316	(230)	(1.1)%
United States revenues	851,292	572,397	278,895	48.7%
Other foreign revenues	337,593	216,211	121,382	56.1%
Revenues increased 49.5%, to $1,209.0 million for the three months ended December 31, 2021, as compared to $808.9 million for the same period in the prior year. The increase reflects added volume of $332.7 million from Cantel and other recent acquisitions and organic growth in the Healthcare, Applied Sterilization Technologies and Life Science segments.
Service revenues increased 18.0% for the three months ended December 31, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies business segments. Consumable revenues increased by 121.9% for the three months ended December 31, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments and added volume from the addition of our new Dental segment. Capital equipment revenues increased 45.3%, for the three months ended December 31, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues decreased 1.1% to $20.1 million for the three months ended December 31, 2021, as compared to $20.3 million for the same period in the prior year, reflecting a decline in capital equipment revenues, which was partially offset by growth in service and consumable revenues.
United States revenues increased 48.7%, to $851.3 million for the three months ended December 31, 2021, as compared to $572.4 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

Revenues from other foreign locations, increased 56.1%, to $337.6 million for the three months ended December 31, 2021, as compared to $216.2 million for the same period in the prior year. The increase reflects growth within Canada and the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American regions. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

	Nine Months Ended December 31,
(dollars in thousands)	2021	2020	Change	Percent Change

Total revenues	$3,374,378	$2,233,988	$1,140,390	51.0%

Revenues by type:
Service revenues	1,502,605	1,218,062	284,543	23.4%
Consumable revenues	1,187,014	519,652	667,362	128.4%
Capital equipment revenues	684,759	496,274	188,485	38.0%

Revenues by geography:
Ireland revenues	62,077	51,779	10,298	19.9%
United States revenues	2,383,039	1,613,554	769,485	47.7%
Other foreign revenues	929,262	568,655	360,607	63.4%

Revenues increased 51.0%, to $3,374.4 million for the nine months ended December 31, 2021, as compared to $2,234.0 million for the same period in the prior year. The increase reflects added volume of $820.2 million from Cantel and other recent acquisitions, organic growth in the Healthcare, Applied Sterilization Technologies and Life Science segments and favorable fluctuations in currencies.
Service revenues increased 23.4% for the nine months ended December 31, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare, Applied Sterilization, and Life Science segments. Consumable revenues increased by 128.4% for the nine months ended December 31, 2021, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments and added volume from the addition of our new Dental segment. Capital equipment revenues increased 38.0% for the nine months ended December 31, 2021, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues increased 19.9% to $62.1 million for the nine months ended December 31, 2021, as compared to $51.8 million, reflecting growth in service and consumable revenues, which were partially offset by a decline in capital equipment revenues.
United States revenues increased 47.7%, to $2,383.0 million for the nine months ended December 31, 2021, as compared to $1,613.6 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.
Revenues from other foreign locations increased 63.4%, to $929.3 million for the nine months ended December 31, 2021, as compared to $568.7 million for the same period in the prior year. The increase is due to growth within Canada and the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American regions. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2021 to the three and nine months ended December 31, 2020:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Gross profit:		(*as adjusted)
Product	$323,463	$172,433	$151,030	87.6%
Service	214,651	173,428	41,223	23.8%
Total gross profit	$538,114	$345,861	$192,253	55.6%
Gross profit percentage:
Product	46.4%	45.9%
Service	41.9%	40.0%
Total gross profit percentage	44.5%	42.8%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Gross profit:		(*as adjusted)
Product	$799,090	$482,508	$316,582	65.6%
Service	645,650	480,774	164,876	34.3%
Total gross profit	$1,444,740	$963,282	$481,458	50.0%
Gross profit percentage:
Product	42.7%	47.5%
Service	43.0%	39.5%
Total gross profit percentage	42.8%	43.1%
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2022 was 44.5% compared to the gross profit percentage for the third quarter of fiscal 2021 of 42.8%. Favorable impacts from our recent acquisitions (110 basis points), productivity (140 basis points), pricing (60 basis points) and mix and other adjustments (30 basis points), exceeded unfavorable impacts from material costs (90 basis points), inflation (70 basis points) and fluctuations in currencies (10 basis points).
Gross profit percentage for the first nine months of fiscal 2022 was 42.8% compared to the gross profit percentage for the first nine months of fiscal 2021 of 43.1%. Unfavorable impacts from our recent acquisitions (170 basis points), material costs (50 basis points), inflation (50 basis points) and fluctuations in currencies (20 basis points), exceeded favorable impact from productivity (190 basis points), pricing (60 basis points), mix and other adjustments (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2021 to the three and nine months ended December 31, 2020:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$310,564	$182,373	$128,191	70.3%
Research and development	24,824	16,438	8,386	51.0%
Restructuring expenses	(207)	20	(227)	NM
Total operating expenses	$335,181	$198,831	$136,350	68.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
Operating expenses:
Selling, general, and administrative	$1,049,116	$510,250	$538,866	105.6%
Research and development	61,847	48,812	13,035	26.7%
Restructuring expenses	17	110	(93)	NM
Total operating expenses	$1,110,980	$559,172	$551,808	98.7%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 70.3% and 105.6% in the third quarter and first nine months of fiscal 2022, respectively over the same prior year periods. During the fiscal 2022 periods we had significant increases in acquisition related costs, which included amortization of acquired intangible assets, "step-up" of plant, property and equipment to fair value, and acquisition and integration expenses, which were primarily related to the acquisition of Cantel. The increases also reflect the addition of expenses associated with the operations of Cantel and our other recent acquisitions.
Research and Development. Research and development expenses increased 51.0% and 26.7% in the third quarter and first nine months of fiscal 2022, respectively over the same prior year periods, primarily due to the addition of Cantel and our other recent acquisitions. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2022, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. Amounts related to restructuring expenses were not material for the three and nine month periods ending December 31, 2021 or 2020, respectively. For information on our restructuring efforts, refer to our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$22,971	$8,899	$14,072
Interest income and miscellaneous expense	(2,447)	(1,299)	(1,148)
Non-operating expenses, net	$20,524	$7,600	$12,924

	Nine Months Ended December 31,
(dollars in thousands)	2021	2020	Change
Non-operating expenses, net:
Interest expense	$67,820	$27,056	$40,764
Fair value adjustment related to convertible debt, premium liability	27,806	—	27,806
Interest income and miscellaneous expense	(4,905)	(4,776)	(129)
Non-operating expenses, net	$90,721	$22,280	$68,441
Interest expense increased $14.1 million and $40.8 million during the third quarter and first nine months of fiscal 2022, respectively over the same prior year periods, primarily due to debt incurred for acquisition financing including term loans and Senior Public Notes. For more information refer to Note 5 of our Consolidated Financial Statements titled "Debt." Interest (income) and miscellaneous expense is not material.

During the first nine months of fiscal 2022, we recorded fair value adjustments of $27.8 million, based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt refer to Note 5 of our Consolidated Financial Statements titled, "Debt."
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2021 and December 31, 2020:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Income tax expense	$39,315	$24,842	$14,473	58.3%
Effective income tax rate	21.6%	17.8%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2021	2020
		(*as adjusted)
Income tax expense	$52,222	$71,703	$(19,481)	(27.2)%
Effective income tax rate	21.5%	18.8%
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
The effective income tax rates for the three month periods ended December 31, 2021 and 2020 were 21.6% and 17.8%, respectively. The effective income tax rates for the nine month periods ended December 31, 2021 and 2020 were 21.5% and 18.8%, respectively. The fiscal 2022 effective tax rates increased when compared to the same fiscal 2021 periods, primarily due to Cantel and our other recent acquisitions, which historically have had higher effective tax rates than STERIS. The fiscal 2022 effective tax rates are also impacted by certain one-time, non-deductible acquisition related costs.
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
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include single-use devices and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our Applied Sterilization Technologies ("AST") segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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

For the three and nine months ended December 31, 2021, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment’s revenues. Three Customers collectively consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 55.8% and 46.1% of our Dental segment revenues for the three months and nine months ended December 31, 2021, respectively. Additional information regarding certain of our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
The following table compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2021 and 2020:
Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2021	2020	2021	2020
Revenues:		(*as adjusted)		(*as adjusted)
Healthcare	$759,675	$521,662	$2,106,626	$1,392,247
Applied Sterilization Technologies	216,298	176,462	630,092	498,371
Life Sciences	127,908	110,800	381,706	343,370
Dental	105,090	—	255,954	—
Total revenues	$1,208,971	$808,924	$3,374,378	$2,233,988
Operating income (loss):
Healthcare	$169,267	$115,412	$465,817	$304,380
Applied Sterilization Technologies	101,343	81,626	303,059	222,416
Life Sciences	52,032	41,541	158,639	136,435
Dental	23,096	—	65,607	—
Corporate	(55,849)	(47,941)	(202,461)	(158,463)
Total operating income before adjustments	$289,889	$190,638	$790,661	$504,768
Less: Adjustments
Amortization of acquired intangible assets (1)	$75,021	$23,194	$191,552	$62,648
Acquisition and integration related charges (2)	9,298	11,563	167,698	13,984
Redomiciliation and tax restructuring costs (3)	118	296	228	850
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	(500)	—	(500)
Net loss on divestiture of businesses (1)	489	—	893	5
Amortization of inventory and property "step up" to fair value (1)	2,237	1,784	96,513	3,101
COVID-19 incremental costs (4)	—	7,251	—	20,460
Restructuring charges (5)	(207)	20	17	110
Total operating income	$202,933	$147,030	$333,760	$404,110
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in our Annual report on Form 10-K filed with the SEC on May 28, 2021.

(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions and Divestitures" and to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
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

Healthcare revenues increased 45.6% to $759.7 million for the three months ended December 31, 2021, as compared to $521.7 million in the same prior year period. This increase reflects growth in consumables, capital equipment, and service revenues of 83.9%, 46.9% and 19.4%, respectively and reflects the impact of Cantel and our other recent acquisitions and organic growth. Healthcare revenues increased 51.3% to $2,106.6 million for the nine months ended December 31, 2021, as compared to $1,392.2 million in the same prior year period. This increase reflects growth in consumables, capital equipment, and service revenues and of 111.2%, 40.0% and 24.9%, respectively and reflects the impact of Cantel and our other recent acquisitions, organic growth and favorable fluctuations in foreign currencies. Excluding Cantel, the Healthcare segment’s backlog at December 31, 2021, amounted to $381.6 million, representing an increase of 77.0%, as compared to the backlog of $215.5 million at December 31, 2020. The increase is primarily due to Customer demand but also reflects some delays in shipments due to supply chain disruptions.
Applied Sterilization Technologies segment revenues increased 22.6% to $216.3 million for the three months ended December 31, 2021, as compared to $176.5 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 26.4% to $630.1 million for the nine months ended December 31, 2021, as compared to $498.4 million for the same prior year period. The fiscal 2022 increases are primarily due to organic growth and favorable fluctuations in currencies in the year-to-date period. The impact of a fiscal 2021 acquisition also contributed to the increases.
Life Sciences revenues increased 15.4% to $127.9 million for the three months ended December 31, 2021, as compared to $110.8 million for the same prior year period. This increase reflects growth in consumables, service and capital equipment revenues and of 23.1%, 13.1% and 4.9%, respectively and reflects the impact of the Cantel acquisition and organic growth. Life Sciences revenues increased 11.2% to $381.7 million for the nine months ended December 31, 2021, as compared to $343.4 million for the same prior year period. This increase reflects growth in service, capital equipment and consumables revenues and of 16.1%, 9.8% and 9.2%, respectively and reflects the impact of the Cantel acquisition, organic growth and favorable fluctuations in foreign currencies. Excluding Cantel, the Life Sciences segment’s backlog at December 31, 2021 amounted to $117.2 million, representing an increase of 43.0%, as compared to the backlog of $82.0 million at December 31, 2020. The increase is primarily due to Customer demand but also reflects some delays in shipments due to supply chain disruptions.
Dental segment revenues for the three months ended December 31, 2021 were $105.1 million. Dental segment revenues from the Cantel acquisition date of June 2, 2021 through December 31, 2021 were $256.0 million.
The Healthcare segment’s operating income increased 46.7% to $169.3 million for the three months ended December 31, 2021, as compared to $115.4 million in the same prior year period. The segment's operating margins were 22.3% and 22.1% for the third quarter of fiscal 2022 and 2021, respectively. The Healthcare segment’s operating income increased 53.0% to $465.8 million for the nine months ended December 31, 2021, as compared to $304.4 million in the same prior year period, primarily due to increased volume and our recent acquisitions. The segment's operating margins were 22.1% and 21.9% for the first nine months of fiscal 2022 and 2021, respectively. The segment's operating income and margin improvements were primarily due to higher volumes.
The Applied Sterilization Technologies segment's operating income increased 24.2% to $101.3 million for the three months ended December 31, 2021, as compared to $81.6 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 36.3% to $303.1 million for the nine months ended December 31, 2021, as compared to $222.4 million during the same prior year period. The segment's operating margins were 46.9% and 46.3% for the third quarter of fiscal 2022 and 2021, respectively. The segment's operating margins were 48.1% and 44.6% for the first nine months of fiscal 2022 and 2021, respectively. The segment's operating income and operating margin improvements were primarily due to to higher volumes.
The Life Sciences segment’s operating income increased 25.3% to $52.0 million for the three months ended December 31, 2021, as compared to $41.5 million in the same prior year period. The Life Sciences segment’s operating income increased 16.3% to $158.6 million for the nine months ended December 31, 2021, as compared to $136.4 million in the same prior year period. The segment's operating margins were 40.7% and 37.5% for the third quarter of fiscal 2022 and 2021, respectively. The segment's operating margins were 41.6% and 39.7% for the first nine months of fiscal 2022 and 2021, respectively. The segment's operating income and operating margin improvements were primarily due to to higher volumes.
The Dental segment's operating income and operating margin were $23.1 million and 22.0%, respectively, for the three months ended December 31, 2021. The Dental segment's operating income and operating margin were $65.6 million and 25.6%, respectively, for the nine months ended December 31, 2021.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$513,080	$501,785
Net cash (used in) investing activities	$(760,135)	$(1,035,903)
Net cash provided by financing activities	$390,438	$442,533
Debt-to-total capital ratio	33.3%	30.6%
Free cash flow	$300,298	$337,705
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $513.1 million for the first nine months of fiscal 2022 and $501.8 million for the first nine months of fiscal 2021. Higher cash provided by operating activities more than offset the acquisition and integration expenditures related to our acquisition of Cantel.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $760.1 million for the first nine months of fiscal 2022 and $1,035.9 million for the first nine months of fiscal 2021. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2022 and fiscal 2021:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $214.5 million for the first nine months of fiscal 2022 and $164.5 million during the same prior year period. The fiscal 2022 increase was primarily due to additional expenditures from Cantel and in our Applied Sterilization Technologies segment.
•Acquisitions of businesses, net of cash acquired – During the first nine months of fiscal 2022 and 2021, we used $547.4 million and $869.4 million, respectively for the purchases of businesses. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures."
Net Cash Provided By Financing Activities – The net cash provided by financing activities amounted to $390.4 million for the first nine months of fiscal 2022 and $442.5 million for the first nine months of fiscal 2021. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2022 and fiscal 2021:
•Proceeds from issuance of senior notes – During the first nine months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to Note 5 of our Consolidated Financial Statements titled, "Debt."
•Proceeds from term loan – During the first nine months of fiscal 2022, we received proceeds of $650.0 million under our Delayed Draw Term Loan. During the third quarter of fiscal 2021, we received proceeds of $550.0 million under a prior Term Loan. Which was subsequently replaced by another Term Loan of like amount. For more information on our term loans, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on term loan – During the first nine months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loan, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on long-term obligations – During the first nine months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt refer to Note 2 of our Consolidated Financial Statements titled, "Business Acquisitions and Divestitures." During the first nine months of fiscal 2021, we repaid $35.0 million of principal for private placement notes that matured in August 2020. For more information on our debt, refer to our annual report on Form 10-K filed with the SEC on May 28, 2021.
•Payments on convertible debt obligations – During the first nine months of fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on Cantel's debt refer to Note 2 of our Consolidated Financial Statements titled, "Business Acquisitions and Divestitures."
•Proceeds (payments) under credit facilities, net – Net payments under credit facilities totaled $203.8 million in the first nine months of fiscal 2022, compared to net proceeds under credit facilities of $23.8 million in the first nine months of fiscal 2021.
•Deferred financing fees and debt issuance costs – During the first nine months of fiscal 2022, we paid $17.2 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. During the first nine months of fiscal 2021, we paid $3.1 million for financing fees and debt issuance costs in connection with our Term Loan. For more information on our debt refer to Note 5 of our Consolidated Financial Statements titled, "Debt."

•Repurchases of ordinary shares – During the first nine months of fiscal 2022, we obtained 225,493 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $27.6 million. From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. During the first nine months of fiscal 2021, we obtained 85,574 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.5 million. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension has been lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations.
•Acquisition related deferred or contingent consideration – During the first nine months of fiscal 2022, we paid $32.6 million in deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company. During the first nine months of fiscal 2021, we paid $3.0 million in deferred and contingent consideration related to our recent acquisitions. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures."
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2022, we paid total cash dividends of $120.1 million, or $1.26 per outstanding share. During the first nine months of fiscal 2021, we paid total cash dividends of $99.7 million, or $1.17 per outstanding share.
•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2022, we received contributions from noncontrolling interest holders of $3.7 million and paid $1.0 million in distributions to noncontrolling interest holders. During the first nine months of fiscal 2021, we received contributions from noncontrolling interest holders of $2.3 million and paid $0.6 million in distributions to noncontrolling interest holders. During the first nine months of fiscal 2021, we paid $3.6 million for the acquisition of a subsidiary's interest in a noncontrolling interest.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2022 and fiscal 2021, we received cash proceeds totaling $6.8 million and $26.0 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $300.3 million in the first nine months of fiscal 2022 compared to $337.7 million in the first nine months of fiscal 2021 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2022 decrease in free cash flows was primarily due to anticipated costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 33.3% at December 31, 2021 and 30.6% at December 31, 2020.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021. Our commercial commitments were approximately $100.7 million at December 31, 2021, reflecting a net increase of $21.6 million in surety bonds and other commercial commitments from March 31, 2021. Outstanding borrowings under our Credit Agreement as of December 31, 2021 were $46.5 million. We had $15.4 million of letters of credit outstanding under the Credit Agreement at December 31, 2021.
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
•in the case of a Subsidiary Guarantor, at such time as such Subsidiary Guarantor is no longer a borrower under or no longer guarantees any Material Credit Facility (subject to reinstatement in specified circumstances);
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
The following tables present summarized results of operations for the nine months ended December 31, 2021 and summarized balance sheet information at March 31, 2021 for the obligor group of the Senior Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Nine Months Ended
December 31,
2021

Revenues	$1,272,089
Gross profit	773,256
Operating costs arising from transactions with non-issuers and non-guarantors - net	280,419
Income from operations	385,898
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	333,426
Net income	$345,027

Summarized Balance Sheet Information
( in thousands)
	December 31,	March 31,
	2021	2021
Receivables due from non-issuers and non-guarantor subsidiaries	$15,706,721	$14,102,215
Other current assets	347,037	348,937
Total current assets	$16,053,758	$14,451,152

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$2,173,892	$1,091,809
Goodwill	95,688	94,979
Other non-current assets	240,026	207,240
Total non-current assets	$2,509,606	$1,394,028

Payables due to non-issuers and non-guarantor subsidiaries	$16,595,598	$15,549,831
Other current liabilities	200,670	128,665
Total current liabilities	$16,796,268	$15,678,496

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,127,874	$1,203,274
Other non-current liabilities	3,356,518	1,695,772
Total non-current liabilities	$4,484,392	$2,899,046
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS’s other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021 and subsequently filed Quarterly Reports on Form 10-Q. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Redomiciliation, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2021, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2022, we held forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2022. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
Internal Control Over Financial Reporting
As of December 31, 2021, we are in the process of integrating the internal controls of the acquired Cantel business into STERIS's existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in STERIS's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, STERIS's internal control over financial reporting during the quarter ended December 31, 2021.

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
The impact of the COVID-19 pandemic continues to evolve. We cannot accurately forecast at this time its ultimate duration, severity and/or disruption to our business, Customers, and supply chain, and the related financial impact to us. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe. Additionally, weak economic conditions, the pace of economic recovery, and rising inflation, could result in variability in demand for our products and services and higher operating costs. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of December 31, 2021, there was approximately $333.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension has been lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations.
During the first nine months of fiscal 2022, we obtained 225,493 of our ordinary shares in the aggregate amount of $27.6 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2022 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	—	$—	—	$333,932
November 1-30	—	—	—	333,932
December 1-31	—	$—	—	$333,932
Total	—	—	—	333,932
(1) Does not include 4 shares purchased during the quarter at an average price of $228.07 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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
February 9, 2022