Form 10-K
period 2022-03-31
STERIS plc
filed 2022-05-31
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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

The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September 30, 2021 was $20,355.0 million.
The number of Ordinary Shares outstanding as of May 25, 2022: 100,080,052
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called "STERIS," "the Company," "we," "us," or "our," unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2022 ended on March 31, 2022.
ITEM 1.    BUSINESS
INTRODUCTION
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
On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is reported as the Dental segment. The rest of Cantel was integrated into our existing Healthcare and Life Sciences segments. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
We do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the COVID-19 pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. We have successfully managed our liquidity throughout the COVID-19 pandemic and continue to invest in expansion projects as planned. We obtained additional funding in the second half of fiscal 2021 to continue to advance our growth strategy to supplement organic growth with acquisitions. As a result, we do not believe that the COVID-19 pandemic or the actions we took in response to the pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations. While we have been impacted and expect this situation to continue to have an impact on our business, we cannot predict the impact that another significant wave of disruption would have on our results of operations and financial position. For additional information and our risk factors related to the COVID-19 pandemic, please refer to Part I Item 1A titled, "Risk Factors."

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
Products Offered. Our products include cleaning chemistries and sterility assurance products, automated endoscope reprocessing systems and tracking products, accessories for GI procedures, washers, sterilizers and other pieces of capital equipment essential to the operations of a sterile processing department ("SPD") and equipment used directly in the operating room, including surgical tables, lights, equipment management services, and connectivity solutions.
Services Offered. Our Healthcare segment service employees install, maintain, upgrade, repair, and troubleshoot capital equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Our Healthcare segment also provides comprehensive instrument and endoscope repair and maintenance services (on-site or at one of our dedicated facilities), custom process improvement consulting and outsourced instrument sterile processing (on-site at the hospital and in off-site reprocessing centers).
Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2022, no Customer represented more than 10% of the Healthcare Product segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Baxter, Boston Scientific, Belimed, Ecolab, ERBE, Fortive, Getinge, Karl Storz, Metrex, Olympus, Ruhof, SteelCo, Stryker, Skytron and Wassenburg. On a service line basis, competitors include Agiliti, BBraun, Berendsen plc, CleanLease (Clean Lease Fortex), Mobile, Northfield, Olympus, Owens & Minor, Pentax, Rentex Awé and Rentex Floren and Sterilog Limited.
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
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout the world. For the year ended March 31, 2022, no Customer represented more than 10% of the segment’s revenues.
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

Services Offered.  Our Life Sciences segment service employees install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime.
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2022, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
DENTAL SEGMENT
Description of Business.  As a result of the acquisition of Cantel, we reassessed the organization of our business and have added a new segment called Dental. Our Dental segment provides a comprehensive offering for dental practitioners and dental schools, offering instruments, infection prevention consumables and instrument management systems.
Products Offered.  Our products include hand and powered dental instruments, infection control products, personal protective equipment and water quality products for the dental suite.
Customer Concentration.  Our dental products are sold globally to wholesale Customers and directly to end users in many countries. Our wholesale Customers primarily include major healthcare distributors, with some group purchasing organizations and buying co-operatives that sell our products to dental practices, medical facilities, veterinary clinics, and government and educational institutions. The majority of our dental products are sold under our brand names, but we also supply private label products for several of our Customers. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 45.1% of our Dental segment revenues for the year ended March 31, 2022.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings. On a product basis, competitors include 3M, Amcor, ASP, Braun/Aesculap, Danaher/Sybron, Dentsply/Sultan Healthcare, J&J/Ethicon, Halyard Health, LM Dental, Medicom, Porter Instrument, ProEdge, Sterisil, Young Dental, and less expensive products from Asia and other lower cost manufacturing locations.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities. However, in fiscal 2022 we have experienced delays in receiving materials and significant cost increases that we expect will continue in fiscal 2023. We do not currently expect any significant disruption to our operations due to sourcing problems in fiscal 2023. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as ethylene oxide ("EO") and cobalt-60, which are necessary to our AST operations. In addition, we have developed a plan to expand our irradiation processing capacity with accelerator-based technologies, which may reduce the potential supply risk.
In response to the active conflict between Russian and Ukraine, we have stopped purchasing cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations but these impacts are not expected to be material to our AST segment and its results of operations. For additional information about the risks we face concerning the conflict between Russia and Ukraine, see Part I, Item 1A of this Annual Report titled, "Risk Factors."
Inflation. Historically, our business has not been significantly impacted by the overall effects of inflation. However during fiscal 2022, we experienced a rise in supply chain and labor costs and anticipate continued supply chain and inflation pressure in fiscal 2023. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation.
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
As of March 31, 2022, we held approximately 566 United States patents and approximately 2,346 in other jurisdictions and had approximately 188 United States patent applications and 428 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2022, we had a total of approximately 2,463 trademark registrations worldwide.
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
Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration ("OSHA"), the Nuclear Regulatory Commission (“NRC”), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.
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
If we fail to comply with any applicable regulatory requirements, penalties could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, "Risk Factors." We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value.
In the past, we have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory penalties. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
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
We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources to research and development efforts and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, Customer training programs, distribution systems, technical services, and other information services.
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
Methods of Distribution.  Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers.
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
Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. We cannot assure you that these patterns will not continue.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2022, we had a backlog, excluding Cantel, of $528.3 million. Of this amount, $423.6 million and $104.7 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2021, we had backlog orders of $286.2 million. Of this amount, $206.3 million and $79.9 million related to our Healthcare and Life Sciences segments, respectively.
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
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
Introduction
WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. Inspired by our Customers’ efforts to create a healthier and safer world, and guided by our legacy of leadership and innovation, we strive to be a Great Company. To STERIS, this means we will make a difference by providing world-class products and service solutions for our Customers, safe and rewarding work for our People, and superior returns for our Shareholders.
We have an Enterprise Risk Management process ("ERM") to manage risk, which is led by our Chief Compliance Officer. Identifying and managing key risks to our business operations are essential to our future growth, profitability, and successful execution of strategic plans. We are committed to understanding and managing these risks through a consistent approach to risk assessment, monitoring, reporting, and mitigation. Key management sponsors are responsible for participating in the risk assessment process, including a periodic review with the Board of Directors. The objective of ERM is to identify key risks, the potential impacts of compliance failure, identify key mitigating activities, develop potential improvements for managing the risks, and to ensure execution of oversight activities on a monthly, annual or as needed basis.
We established a dedicated Environmental, Social, and Governance ("ESG") function with the appointment of Vice President of ESG and are continuing to develop additional roles within the function. The ESG function, with support from our Chief Executive Officer, General Counsel and other senior executives, works to actively develop and refine our ESG strategies, programs, and policies. The ESG function works closely with our Global Sustainability Steering Committee to build ESG values and implement strategies, programs, and policies across the Company. The Global Sustainability Steering Committee is a cross-functional team of senior leadership, subcommittee chairs, and subject matter experts spanning our businesses and Legal, Investor Relations, Human Resources, Continuous Improvement, Compliance, Facilities, and Health, Safety and Environment functions. The ESG team regularly updates the Nominating and Governance Committee of our Board of Directors.
Key performance indicators and metrics have been established for those areas we believe to be relevant and potentially significant to our business. Certain of these disclosures relate to Sustainability Accounting Standards Board (SASB) Standards for Medical Equipment & Supplies that we have identified to be closely aligned with our business. Our reporting against the SASB Standards is a voluntary disclosure aligned with our focus on financial materiality. We seek to provide investors with useful, relevant and meaningful sustainability information and have selected metrics under the SASB Standards. We describe below how we continuously monitor and track our policies and activities in the areas of ethical business practices, energy and environmental conservation, employees and human capital management, and quality.
ETHICAL BUSINESS PRACTICES
Code of Business Conduct. Our Code of Business Conduct sets the standard for legal and ethical behavior, addressing topics such as bribery and corruption, supply chain transparency, proper behavior in the workplace, and avoiding conflicts of interest.
Anti-Bribery and Anti-Corruption. We are committed to conducting our business fairly, honorably, with integrity and in compliance with the law in all jurisdictions where we operate. Our policy prohibits bribery and corruption in any form, and we explain our commitment in our Statement on Anti-Corruption Policies and Procedures. As an ongoing due diligence measure, we have established a program to recognize those sales and marketing intermediaries who demonstrate an elevated commitment to compliance. Through this Commercial Compliance Program, we formally recognize organizations that have not only met STERIS's standard ethical requirements for inclusion in our network but have also taken additional steps, such as adopting their own code of conduct and training their employees on their own firm's ethical values, to ensure compliant behavior.
In 2022, STERIS incurred no monetary losses as a result of legal proceedings associated with bribery or corruption.
Supplier Code of Conduct. Our expectations for ethical behavior extend beyond STERIS to our Suppliers as well. Our Supplier Code of Conduct defines the minimum requirements and expectations for all Suppliers and their subcontractors. We have mechanisms in place to identify when suppliers do not meet our Supplier Code of Conduct requirements. Suspicions of supplier non-compliance are promptly investigated and addressed. We believe in conducting business with integrity and honesty and in accordance with all applicable laws and regulations of the countries in which we operate. We expect our suppliers to comply with the laws of the countries in which they operate, including but not limited to the European Union Customs Code, the EU Restriction of Hazardous Substances Directive, the UK Modern Slavery Act, the US Foreign Corrupt Practices Act, the UK Bribery Act, the US Dodd-Frank Conflict Minerals Rules, applicable data privacy laws, and all applicable local labor and employment laws.
Conflict Minerals Sourcing Policy. We file reports with the SEC disclosing our use of tin, tantalum, tungsten, and gold ("conflict minerals" or "3TG") in products sold anywhere in the world. In accordance with these legal requirements and as a part of the overall commitment to responsible sourcing, we are working with our suppliers to ensure transparency to the smelter/refining source for 3TG materials used in our products. Furthermore, we seek to identify the countries of origin of the 3TG in our products and the smelter/refiners that process the 3TG in our products. We undertake this effort to promote responsible sourcing. Because of our general downstream position in the supply chain, we rely on our suppliers for information. We expect suppliers to respond to our requests for complete transparency about the sources whose 3TG materials are used in our products and to conduct due diligence measures to ensure the information provided is accurate, up-to-date and complete. This Policy applies to all suppliers of products and materials to the Company and to all our affiliates. We will consider taking various progressive actions with respect to suppliers who do not make reasonable efforts to cooperate with our requests for information or requests to take corrective actions to enable us to identify smelters and refiners in our supply chains.
Risks and Prevention. We regularly assess the risks associated with our business, including the risk of potential corruption or bribery in the environments where we do business, and we have designed our management systems to respond accordingly. As part of our anti-corruption program, our employees and third-party intermediaries are subject to mandatory comprehensive anti-bribery and anti-corruption training online and in-person. The training covers the various forms that corruption can take, red flags, and individuals’ roles in our anti-bribery and anti-corruption efforts.

In accordance with our policy, we engage a third-party due diligence firm to perform background checks, including bribery and corruption, before entering into commercial relationships with sales and marketing intermediaries, and other service providers.
We communicate our bribery and corruption policies and expectations to our officers, Directors, employees, dealers, distributors and agents. It is the expectation of the Company that all of the aforementioned individuals comply with the requirements set forth in our policy and relevant rules and regulations.
Managing Compliance and Ethics. We require all employees to be lawful and ethically responsible in all business practices. We expect all employees to comply with all Company policies, applicable laws, and the principles outlined in our Code of Business Conduct.
Senior members of STERIS’s leadership team are involved in numerous industry associations that focus on setting the standards and driving change. We hold seats and actively participate on the Boards of AdvaMed and the Medical Device Manufacturers Association ("MDMA"). We are also an active member of the Association for the Advancement of Medical Instrumentation ("AAMI") and MedTech Europe. AdvaMed has roughly 400 member companies and promotes policies that foster the highest ethical standards, timely patient access to safe and effective products, and economic policies that reward value creation. The AdvaMed Code of Ethics on Interactions with Health Care Professionals ("AdvaMed Code") facilitates ethical interactions between MedTech companies and health care professionals to ensure that medical decisions are based on the best interests of the patient. STERIS has adopted and requires compliance with the AdvaMed Code.
MDMA is the leading voice representing the interests of innovative and entrepreneurial medical technology companies. MDMA's goal is to provide patients and clinicians with timely access to safe and effective medical technologies that improve the quality of life. AAMI is a nonprofit organization founded in 1967. It is a diverse community of more than 10,000 healthcare technology professionals united by one important mission-supporting the healthcare community in the development, management, and use of safe and effective healthcare technology. MedTech Europe is the European trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe’s purpose is to make innovative medical technology available to more people, while helping healthcare systems move towards a more sustainable path. The MedTech Europe Code of Ethical Business Practice regulates all aspects of the industry’s relationship with Healthcare Professionals (HCPs) and Healthcare Organisations (HCOs), to ensure that all interactions are ethical and professional at all times and to maintain the trust of regulators, and patients. STERIS has adopted and requires compliance with the MedTech Europe Code of Ethical Business Practice.
Using the STERIS Integrity Helpline or Webline, employees can anonymously report potential Code of Conduct concerns. A management Ethics Committee meets monthly to monitor and investigate reports of Code of Business Conduct violations and provides quarterly reporting to the Board of Director's Compliance and Technology Committee. With respect to financial matters, reports are provided to the Board of Director’s Audit Committee.
The STERIS Code of Business Conduct covers ethical marketing and off-label promotion. In fiscal 2022, STERIS incurred no monetary losses as a result of legal proceedings associated with false marketing claims.
ENERGY AND ENVIRONMENTAL CONSERVATION
We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in Ireland, the United States and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. Our Continuous Improvement objectives include efforts to improve energy and water efficiency and reduce or eliminate certain chemicals used in, and wastes generated from, our operations thereby reducing the impact of our operations on the environment.
We have a broad and comprehensive portfolio of sterilization and disinfection products that support the procedural spaces within hospitals and surgery centers as well as pharmaceutical, medical device and dental Customers. When we think about new products or next generation products, part of our effort is to reduce the environmental impact of what we do. That can include anything from reformulating chemistries to eliminate metals-based ingredients or reducing the effluence produced as a result of the use of our products to creating ultra-concentrate chemistries such as Prolystica® Ultra Concentrate Cleaning Chemistries, which offer 10x the uses per container. That means 5 and 10-liter containers of concentrate replace 114-liter drums, creating benefits from safer lifting, elimination of packaging waste, and less frequent deliveries with smaller trucks. We also work to utilize containers that can be recycled and build products with materials that can be recycled at the end of their life.
Risks and Prevention. We actively monitor and take steps to manage the risks associated with environmental matters, none of which we consider material at this time.
EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
Strategy and Overview. People are the key to our success, which is reflected in our two core values of people and teamwork. We are committed to the safety and success of our people. We expect the performance of every person to continually improve with personal initiative and proper support. We expect our people to treat each other with mutual respect. Our ideal business team is engaged, diverse, inclusive and talented, and we create programs and policies in support of these goals.

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
We are committed to upholding human rights in all our operations globally and respect human rights as recognized by the principles of the United Nations Global Compact. We strongly oppose all forms of slavery, servitude, forced labor, child labor and human trafficking.
Employees by Segment. As of March 31, 2022, we had over 16,000 employees throughout the world including certain locations subject to work council representation and five collective bargaining agreements. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2022	Fiscal 2021
Healthcare	10,546	8,529
Applied Sterilization Technologies	2,961	2,686
Life Sciences	1,111	868
Dental	1,020	—
Corporate	784	687
Total employees	16,422	12,770
Diversity, Equity & Inclusion (DE&I). We are dedicated to creating and sustaining a diverse, equitable and inclusive work environment. We believe that the different ideas, experiences, perspectives and backgrounds of our global employees create a stronger organization that allows us to fulfill our ultimate goal of serving our Customers. To put it simply, we believe a diverse and inclusive workforce is essential to a thriving organization.
We strive to recruit the best available people who are aligned with and embody our core values. We are committed to equality, assessing candidates based on qualifications. We believe that our success is dependent on attracting and retaining people from a cross-section of our communities who understand their markets, and in doing so we continue to create a competitive advantage for STERIS.
Our success depends on our ability to attract and retain talented employees, and we do so without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment, including hiring, compensation, training, promotions, transfers, or lay-offs, based on the job requirements and skills of the individuals and utilizing the principle of equal employment opportunity without discrimination. STERIS has biennial training on anti-harassment, except where required annually.
Total directors and employee’s distribution by gender is shown in the table below:

	March 31, 2022		March 31, 2021
	Male	Female	Male	Female
Non-Executive Directors	6	2	6	2
Senior Managers	663	236	507	179
Other employees of the Company	10,294	5,629	8,420	3,970
Directors and United States employees by race is shown in the table below:

	March 31, 2022		March 31, 2021
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	75%	25%	75%	25%
Senior Managers	88%	12%	90%	10%
Other employees of the Company	63%	37%	68%	32%
(1) A minority person is defined as a person who identifies as American Indian/Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Island, or two or more races.

Health, Safety & Environment. We realize the importance of Health, Safety & Environment ("HSE") to the well-being of our Customers, employees, community, the environment, and ultimately our shareholders. To that end, our HSE teams and management are committed to supporting HSE programs with ongoing involvement through our continuous improvement process. Our ultimate goal is to be an incident-free company. The cornerstone of this initiative is the belief that incidents result from unsafe acts or conditions, both of which are preventable. We apply the U.S. Occupational Safety and Health Administration recordkeeping practices worldwide. Key metrics for purposes of benchmarking performance include Total Recordable Cases ("TRC") and Days Away From Work ("DAFW") injury and illness incident rates, both of which are presented in the table below:

	STERIS		Industry Benchmarks (2)
	Fiscal 2022	Fiscal 2021	Average	Best in Class
Total Recordable Cases Rate (1)	0.85	0.91	2.50	1.28
Days Away From Work Rate (1)	0.24	0.37	1.25	0.42
(1) We apply the U.S. Occupational Safety and Health Administration ("OSHA") recordkeeping practices worldwide. All rates are based on 100 full-time employees ("FTE") working one year. 100 FTEs equals 200,000 work hours. TRC includes work-related injuries or illnesses requiring medical attention beyond first-aid. DAWF includes work-related injuries or illnesses that cause an employee to be away from work at least one full day after the date of the incident.
(2) Our external benchmarks include the OSHA average and 1st Quartile injury/illness rates which are derived from the Bureau of Labor Statistics.
The ISO 14001 and 45001 sets out the criteria that a company can follow to establish an effective HSE management system. Designed for any type of organization, regardless of its activity or sector, it can provide assurance that environmental impact is being measured, controlled and improved in a holistic manner. We currently have 1 facility and 13 reprocessing locations that hold ISO 14001, and 4 facilities and 13 reprocessing locations are 45001 accredited locations.
The OSHA Voluntary Protection Program ("VPP") Star Award recognizes employers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their industry. We currently have 12 locations that hold the OSHA VPP Star Award.
We utilize internal HSE management systems and compliance audits that will identify percent compliance of our global operations against our standards.
Employee Engagement and Development. We believe that engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include quarterly management meetings, a robust intranet for communication with our global teams and various communications efforts within each department. In addition, our global human resources team has programs focused on career development and training for employees at all levels.
Our employee turnover rate was 17% and 11% for fiscal 2022 and 2021, respectively, and we are continuously working towards a goal of achieving 10% or under, excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them and they must always be approved by executive management. Every year we encourage all employees to participate in our employee engagement survey which is administered by a third party on a confidential basis. This process has been valuable in helping us recognize what we do well and foster an open conversation about how we can make STERIS an even better place to work. We are pleased to report that 88% of our employees completed our 2022 survey. In our most recent survey, we measured fifteen principal factors and overall employee engagement was 75%, in-line with our results for the past five years.The results indicate that the majority of our people are committed to serving our Customers, are proud to work for STERIS, and have confidence in the stability of our business.
We are committed to supporting the development of our people. Employees benefit from hands-on continuous improvement ("Lean") training, a web-based learning management system and STERIS University. In addition, we provide bi-annual Code of Conduct training and other key required training at all levels of the Company. In our manufacturing and service organizations, we provide training for employees who do not have the appropriate experience or background. This training is conducted through a combination of hands-on and module-based training. Our focus is on safety, quality and consistency in approach and outcome. As a Lean focused organization, we have created standard work instructions for many processes and refresher courses are offered regularly for existing employees. Where possible, we look to provide cross-training for employees looking to expand their knowledge or grow into new roles. We encourage all employees to create individual development plans and provide the support to assist in that effort.
Compensation and Benefits. Our total rewards offerings include an array of programs to support our employees' financial, physical, and mental well-being, including providing competitive salaries, variable performance pay, healthcare benefits, tuition assistance, paid time off, annual merit increases, and incentive plans based on the national norms of employees' employment. Total employee compensation is presented in the table below:

(in thousands)	Fiscal 2022	Fiscal 2021
Wages and salaries	$1,326,220	$943,503
Social security costs	65,525	58,695
Share based compensation expense	57,660	25,966
Pension and post-retirement benefits expense	32,423	26,944
Other, primarily employee benefits	130,217	79,927
Total employee costs	$1,612,045	$1,135,035
QUALITY
We are subject to strict regulatory compliance and quality standards to ensure the safety and supply of our products and services. The quality and regulatory systems are broad in scope and designed to achieve quality from incoming materials through the design, development, manufacture, storage, handling and distribution of our products and delivery of services. To monitor compliance with these standards, internal and third-party assessments of our quality and regulatory systems are conducted. FDA conducts inspections of our manufacturing and contract sterilization facilities on a periodic basis to confirm compliance. In connection with an inspection, the FDA may initiate warning letters and/or consent decrees, which list conditions or practices that may indicate a violation of the FDA’s requirements. In fiscal 2022, STERIS did not receive any warning letters, seizures, or consent decrees. Additionally, STERIS had zero products listed in the FDA’s MedWatch Safety Alerts for Human Medical Products database.
We have in place processes to monitor and support compliance with product and service regulations worldwide, including design controls, product changes, labeling and advertising, marketing materials, good manufacturing practices, and adverse event reporting requirements. We take prompt action whenever we are alerted to regulatory or field-safety issues with a STERIS product. Following immediate assessment, we take corrective action, including voluntary product recalls, when needed. We examine underlying issues and root cause and work to resolve these to avoid recurrence. STERIS had no Class I recalls in fiscal 2022, 2021 and 2020.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2022. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	54	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	49	President and Chief Executive Officer
Mary Clare Fraser	51	Vice President and Chief Human Resources Officer
Julia K. Madsen	57	Senior Vice President, Life Sciences
Cary L. Majors	47	Senior Vice President, Americas Commercial Operations
Renato G. Tamaro	53	Vice President and Corporate Treasurer
Michael J. Tokich	53	Senior Vice President and Chief Financial Officer
Andrew Xilas	57	Senior Vice President and General Manager, Dental
J. Adam Zangerle	55	Senior Vice President, General Counsel, and Corporate Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2022:
Karen L. Burton serves as Vice President, Controller and Chief Accounting Officer. She assumed this role in January 2017.
Daniel A. Carestio serves as President and Chief Executive Officer. He assumed this role in July 2021. From August 2018 to July 2021 he served as Senior Vice President and Chief Operating Officer. From February 2018 to August 2018 he served as Senior Vice President, Sterilization and Disinfection. From August 2015 to February 2018, he served as Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences.
Mary Clare Fraser serves as Vice President and Chief Human Resources Officer. She assumed this role when she joined STERIS in July 2020. From February 2003 to July 2020 she held various positions with Parker-Hannifin Corporation, a global motion control technologies company, serving most recently from September 2019 to July 2020, as Vice President Human Resources of its Aerospace Group, from March 2017 to September 2019 as its Corporate Director of Human Resources.

Julia K. Madsen serves as Senior Vice President, Life Sciences. She assumed this role in July 2020. From August 2015 to July 2020 she served as Vice President and General Manager Life Sciences, Consumables.
Cary L. Majors serves as Senior Vice President, Americas Commercial Operations. He assumed this role in August 2019. From April 2014 to August 2019 he served as Vice President, North America Commercial Operations.
Renato G. Tamaro serves as Vice President and Corporate Treasurer. He assumed this role in August 2017. From March 2006 to July 2017, he served as Assistant Treasurer.
Michael J. Tokich serves as Senior Vice President and Chief Financial Officer. He assumed this role in August 2017. From February 2014 to July 2017, he served as the Senior Vice President, Chief Financial Officer and Treasurer.
Andrew Xilas serves as Senior Vice President and General Manager, Dental. He assumed this role in June 2021. He joined HuFriedyGroup (now part of STERIS) in 1987, holding roles of increasing responsibility, which included a promotion to President, HuFriedyGroup in January 2021.
J. Adam Zangerle serves as Senior Vice President, General Counsel, and Corporate Secretary. He assumed this role in July 2018. From July 2013 to July 2018 he served as Vice President, General Counsel, and Secretary.

ITEM 1A.RISK FACTORS
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. In addition, the impact of the COVID-19 pandemic may also exacerbate any of these risks, which could have a material effect on us. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.
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
Some of our Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, including as a result of the impacts of the COVID-19 pandemic, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products and services, and/or weaker overall demand for our products and services, particularly capital products.
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
The current military conflict between Russia and Ukraine and its implications on U.S., Canadian and European Union relations with Russia could cause long term geopolitical and economic instability that may impact our future operating results.
In response to the military conflict between Russia and Ukraine that began in February 2022, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia. The long-term impact on our business resulting from the disruption of trade in the region caused by the conflict and associated sanctions and boycotts is uncertain at this time due to the fluid nature of the ongoing military conflict and response. The potential impacts include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, and other risks including an elevated risk of cybersecurity threats and the potential for further sanctions. We have stopped operating in Russia and Belarus, which includes shipments to Customers and purchases of cobalt-60 from our Russian supplier. Our operations located in the region did not represent a material portion of our consolidated assets or revenues. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations but these impacts are not expected to be material to our AST segment and its results of operations.
The COVID-19 pandemic disrupted our operations and could have a material adverse effect on our business and financial condition if further significant disruptions occur.
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, disrupted our operations. We experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, we have experienced less demand for certain of our products and services as a result of deferrals of certain medical procedures, and other factors, which we believe was exacerbated by the impact of stay-at-home orders. Additionally, the COVID-19 outbreak has caused temporary disruptions and rising costs in our supply chain and distribution network.
Long-term facility closures or other restrictions could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Such restrictions also may have a substantial impact on our Customers and our sales cycles. The COVID-19 pandemic may put pressure on overall spending for our products and services, and may cause our Customers to modify spending priorities or delay or abandon purchasing decisions. Moreover, because a large number of our employees have been and will continue to work from home routinely, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.
The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, Customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. Should such additional significant disruptions occur and continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe. Additionally, weak economic conditions, the pace for economic recovery, and rising inflation, could result in extended weak demand for our products and services. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
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
Tax Risks
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
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60, EO, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. Also, certain of our key materials and components have a limited number of suppliers. Some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary to our AST operations. Changes in regulatory requirements regarding the use of, the unavailability or short supply of these products might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. We have developed a plan to expand our irradiation processing capacity with accelerator-based technologies which may reduce the potential supply risk. Shortages in supply, increased regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely affect us. In response to the active conflict between Russian and Ukraine, we have stopped purchasing cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations but these impacts are not expected to be material to our AST segment and its results of operations.
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

Our AST segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is EO sterilization. In the United States, several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
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
We have undertaken various activities to create a lean business, including in-sourcing. We continue to look for opportunities to in-source production that is currently provided by third parties.These activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations. Increases in costs of doing business may have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic or similar public health crises could have a material adverse impact on ability to staff our operations.

As supplier to Healthcare and Life Sciences Customers, we fall within a “critical infrastructure” sector, and are also considered an essential business and therefore were exempt under various stay at home/shelter in place orders associated with COVID-19. Accordingly, our employees continued to work because of the importance of our operations to the health and well-being of citizens in the countries in which we operate. We implemented telework policies wherever possible for appropriate categories of employees. However, our employees that are unable to telework continued to work at our facilities and those of our Customers, and we implemented appropriate safety measures, such as social distancing and increased cleaning protocols. While we believe that we have developed appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 or similar illness outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable or unwilling to continue working during the current or any future health crises, our operations may be adversely impacted.
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
We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results. Numerous and evolving cybersecurity threats continue to pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. In addition, the COVID-19 pandemic may increase the risk of such vulnerability and attacks, including unauthorized access or attacks exploiting the fact that a large number of employees are working remotely during government shutdowns and closures. Furthermore, their has also been an increase in cyber incidents that appears to be associated with the Ukraine-Russia military conflict. Enforcement of the General Data Protection Regulation (“GDPR”) was effective as of May 2018. The GDPR is focused on the protection of personal data not merely the privacy of personal data. The GDPR creates a range of new compliance obligations and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
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

RISKS RELATED TO THE ACQUISITION OF CANTEL MEDICAL
The integration of Cantel into STERIS may not be as successful as anticipated.
The integration involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of Cantel’s internal control over financial reporting. Difficulties in integrating Cantel into STERIS may result in Cantel performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. STERIS’s and Cantel’s existing businesses could also be negatively impacted by the actions. Potential difficulties that may be encountered in the integration process include, among other factors:

•the inability to successfully integrate the business of Cantel into STERIS in a manner that permits STERIS to achieve the full revenue and cost savings anticipated from the acquisition;
•complexities associated with managing the larger, more complex, integrated business;
•not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•potential unknown liabilities and unforeseen expenses associated with the acquisition;
•loss of key employees;
•integrating relationships with Customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating Cantel’s operations into STERIS; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
The acquisition of Cantel may not be as accretive to STERIS’s earnings per share and cash flow from operations per share, which may negatively affect the market price of STERIS Shares.
The acquisition may not be as accretive to STERIS’s earnings per share and cash flow from operations per share. Future events and conditions could decrease or delay any expected accretion, result in dilution or cause greater dilution than is currently expected, including adverse changes in market conditions, production levels, operating results, competitive conditions, laws and regulations affecting STERIS, capital expenditure obligations, higher than expected integration costs, lower than expected synergies and general economic conditions.
Any decrease or delay of any accretion to, STERIS’s earnings per share or cash flow from operations per share could cause the price of the STERIS's ordinary shares to decline.
STERIS has incurred and will incur significant transaction and acquisition-related costs in connection with the acquisition, which may be in excess of those anticipated.
STERIS has incurred substantial expenses in connection with the negotiation and completion of the acquisition of Cantel and related transactions.
STERIS expects to continue to incur a number of non-recurring costs associated with combining the operations of STERIS and Cantel achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The non-recurring expenses include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, and severance and benefit costs.
STERIS will also incur and has incurred costs related to implementing integration plans, costs to consolidate facilities and systems and employment-related costs. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although STERIS expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the STERIS and Cantel businesses, should allow STERIS to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor titled “The integration of Cantel into STERIS may not be as successful as anticipated” below.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results.
We incurred a substantial amount of additional debt to complete the acquisition. Our debt level may limit our financial and business flexibility.

We funded the cash portion of the acquisition consideration, as well as the refinancing, prepayment, replacement, redemption, repurchase, settlement upon conversion, discharge or defeasance of certain existing indebtedness of Cantel and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, through the incurrence of approximately $2.1 billion of new indebtedness, which includes $1.350 billion of senior notes issued April 1, 2021 and a new delayed draw term loan agreement in the amount of $750 million. We also refinanced or settled approximately $1.0 billion of Cantel's long-term indebtedness, including convertible debt, outstanding.
As of March 31, 2022, STERIS had approximately $2.9 billion of long-term indebtedness outstanding. STERIS’s ability to repay all the forgoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Our increased indebtedness could have important consequences to our shareholders, including increasing STERIS’s vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate matters, including dividend payments and stock repurchases, limiting our flexibility in planning for, or reacting to, changes in its business and our industry and creating a disadvantage compared to our competitors with less indebtedness.
Our performance may suffer if we do not effectively manage our expanded operations.
Our success will depend, in part, on our ability to manage the expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Cantel into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with Customers, vendors and business partners.
We may fail to realize all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses, including the approximately $110 million in annualized pre-tax cost synergies that we expect to realize within the first four fiscal years after the completion of the acquisition. The anticipated benefits and cost savings of the acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we made such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures, and policies. There could be potential unknown liabilities and unforeseen expenses associated with the acquisition that were not discovered while performing due diligence.
We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash changes to our results of operation in the future.
The acquisition has been accounted for as an acquisition by STERIS in accordance with accounting principles generally accepted in the U.S., which is referred to as U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of Cantel and its subsidiaries have been recorded at their respective fair values and added to those of STERIS. Our reported financial condition and results of operations for periods after completion of the acquisition reflect Cantel balances and results after completion of the acquisition but have not been restated retroactively to reflect the historical financial position or results of operations of Cantel and its subsidiaries for periods prior to the acquisition.
Under the acquisition method of accounting, the total purchase price has been allocated to Cantel’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values will be recorded as goodwill. To the extent the value of goodwill or intangible becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2022. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates. In the following discussion “International” is defined as all countries other than Ireland and the United States.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
The Company owns 52 and leases 12 contact sterilization locations, utilized in the Applied Sterilization Technologies Segment that are located in major population centers and core distribution corridors throughout the Americas, Europe and Asia.
The Company operates over 150 locations representing sales, administrative and operational locations in the U.S. and over 25 other countries, the majority of which are leased and support one or multiple business segments. Operational locations are primarily comprised of service centers and distribution warehouses. Our locations are geographically spread to be in close proximity to our Customers to ensure timely delivery of products and services.
The Company owns and leases several material manufacturing locations that support one or more of our segments, which are disclosed in the following table:

Location	U.S./INTL*	Owned/Leased
Montgomery, AL	U.S.	Owned/Leased
St. Louis, MO	U.S.	Owned/Leased
Mentor, OH	U.S.	Owned/Leased
Sharon Hill, PA	U.S.	Owned
Franklin Park, IL	U.S.	Leased
Point Richmond, CA	U.S.	Leased
Clemmons, NC	U.S.	Leased
Des Plaines, IL	U.S.	Owned
Rush, NY	U.S.	Owned
Chicago, IL	U.S.	Leased
Conroe, TX	U.S.	Owned
Plymouth, MN	U.S.	Owned/Leased
Sharon, PA	U.S.	Owned
Lawrenceville, GA	U.S.	Leased
West Chicago, IL	U.S.	Leased
Santa Fe Springs, CA	U.S.	Leased
Phoenix, AZ	U.S.	Leased
Stratford, CT	U.S.	Leased
Fidenza, Italy	INTL	Leased
Pomezia, Italy	INTL	Owned
Tuttlingen, Germany	INTL	Leased
Ontario, Canada	INTL	Leased
Quebec City, Canada	INTL	Owned
Tuusula, Finland	INTL	Owned
Bordeaux, France	INTL	Owned
Leicester, England	INTL	Owned
Shanghai, China	INTL	Leased
Guadalupe, Mexico	INTL	Leased
Bishop Stortford, England	INTL	Leased
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
Holders. As of March 31, 2022, there were approximately 403 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 7, 2019, our Board of Directors authorized a share repurchase program of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of March 31, 2022, there was approximately $308.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension was lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations.
From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25.0 million (net of taxes, fees and commissions) pursuant to the authorizations.
During fiscal 2022, we obtained 244,395 of our ordinary shares in the aggregate amount of $30.8 million in connection with share based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of fiscal year 2022:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—		$—		—	$333,932
February 1-28	50,000		229.59		50,000	322,452
March 1-31	58,368		231.64		58,368	308,932
Total	108,368	(1)	$230.69	(1)	108,368	$308,932
(1) Does not include 5 shares purchased during the quarter at an average price of $235.63 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    RESERVED

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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, "Business", Part I, Item 1A, "Risk Factors" and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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
Acquisitions. On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers. The total consideration for Cantel Common Stock and stock equivalents was $3.6 billion.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is reported as the Dental segment. The rest of Cantel was integrated into our existing Healthcare and Life Sciences segments. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.

The results of Cantel are only reflected in the results of operations and cash flows from June 2, 2021 forward, which will affect results of comparability to the prior period operations and cash flows.
In addition to the acquisition of Cantel, we completed three other tuck-in acquisitions during fiscal 2022, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $3.1 million, net of cash acquired and including deferred consideration of $0.1 million.
On January 4, 2021, we purchased the remaining outstanding shares of an entity in which we had initially made an equity investment in fiscal 2019. Total consideration was approximately $78.0 million, net of cash acquired and subject to any working capital adjustments. Total non-cash consideration for this transaction was $41.8 million, which consisted of the settlement of outstanding principal and interest on a loan receivable, the initial equity investment, and receivables related to capital equipment purchases that existed at the acquisition date. The business has been integrated into our Applied Sterilization Technologies business segment and we funded the transaction through a combination of cash on hand and credit facility borrowings.
On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical has been integrated into our Healthcare segment. The total purchase price of the acquisition was $853.2 million, net of cash acquired and remains subject to customary working capital adjustments.
We also completed two other tuck-in acquisitions during fiscal 2021, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $20.9 million, net of cash acquired and including deferred consideration of approximately $1.2 million.
Divestitures. In December 2021, we entered into an Asset Purchase Agreement to sell our Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196.0 million, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12.3 million. We recognized a gain on the sale of $1.0 million. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180.0 million. The proceeds from the sale received at closing were used to repay outstanding debt.
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
For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures."
COVID-19 Pandemic. We do not believe that the COVID-19 pandemic has had a material impact on our operations, as we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. In response to the COVID-19 pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, preserve liquidity and enhance our financial flexibility. We have successfully managed our liquidity throughout the COVID-19 pandemic and continue to invest in expansion projects as planned. We obtained additional funding in the second half of fiscal 2021 to continue to advance our growth strategy to supplement organic growth with acquisitions. As a result, we do not believe that the COVID-19 pandemic or the actions we took in response to the pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations. For additional information on our risk factors related to the COVID-19 pandemic please refer to Item 1A. titled, "Risk Factors."
Highlights.  Revenues increased $1,477.5 million, or 47.5%, to $4,585.1 million for the year ended March 31, 2022, as compared to $3,107.5 million for the year ended March 31, 2021. These increases reflect added volume from Cantel and other recent acquisitions, organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments, and favorable fluctuations in currencies.
Our gross profit percentage increased to 44.0% for fiscal 2022 as compared to 43.2% for fiscal 2021. Favorable impact from productivity, pricing, and the decline in COVID-19 incremental costs, were partially offset by unfavorable impact from our recent acquisitions, material costs, inflation, fluctuations in currencies, and mix and other adjustments.
Fiscal 2022 operating income decreased 22.4% to $425.6 million over fiscal 2021 operating income of $548.4 million. This decline was primarily due to additional acquisition and integration expenses and incremental amortization expense primarily related to the acquisition of Cantel. Unplanned supply chain and inflation of approximately $45.0 million also contributed to the decline in fiscal 2022.
Net cash flows from operations were $684.8 million and free cash flow was $399.0 million in fiscal 2022 compared to net cash flows from operations of $689.6 million and free cash flow of $450.9 million in fiscal 2021 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2022 decrease in free cash flow was anticipated and was primarily due to costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 32.1% at March 31, 2022. During the year, we increased our quarterly dividend for the sixteenth consecutive year to $0.43 per share per quarter.
Outlook. In fiscal 2023 and beyond, we expect to continue to realize incremental cost synergies as a result of the integration of Cantel, manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services. We anticipate continued supply chain and inflation pressures in fiscal 2023. Please refer to "Information With Respect to Our Business In General" in Item 1."Business" to this Annual Report on Form 10-K.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to pay cash dividends, fund growth outside of core operations, fund future debt principal repayments, and repurchase shares. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
(dollars in thousands)	2022	2021
Net cash flows provided by operating activities	$684,811	$689,640
Purchases of property, plant, equipment and intangibles, net	(287,563)	(239,262)
Proceeds from the sale of property, plant, equipment and intangibles	1,741	569
Free cash flow	$398,989	$450,947
RESULTS OF OPERATIONS
In the following subsections, we discuss our performance and the factors affecting it. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
The discussion of and factors affecting our performance for the year ended March 31, 2021 compared to the fiscal year ended March 31, 2020 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended March 31, 2021.

FISCAL 2022 AS COMPARED TO FISCAL 2021
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2022 to the year ended March 31, 2021:

	Years Ended March 31,			Percent
(dollars in thousands)	2022	2021	Change	Change
Total revenues	$4,585,064	$3,107,519	$1,477,545	47.5%

Revenues by type:
Service revenues	2,028,783	1,663,979	364,804	21.9%
Consumable revenues	1,607,101	725,951	881,150	121.4%
Capital equipment revenues	949,180	717,589	231,591	32.3%

Revenues by geography:
Ireland revenues	82,011	71,905	10,106	14.1%
United States revenues	3,228,864	2,227,038	1,001,826	45.0%
Other foreign revenues	1,274,189	808,576	465,613	57.6%
Revenues increased $1,477.5 million, or 47.5%, to $4,585.1 million for the year ended March 31, 2022, as compared to $3,107.5 million for the year ended March 31, 2021. The increase reflects added volume of $1,073.1 million from Cantel and other recent acquisitions, organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments and favorable fluctuations in currencies.
Service revenues for fiscal 2022 increased $364.8 million, or 21.9% over fiscal 2021, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies business segments. Consumable revenues for fiscal 2022 increased $881.2 million, or 121.4%, over fiscal 2021, reflecting growth in the Healthcare and Life Sciences segments and added volume from the addition of our new Dental segment. Capital equipment revenues for fiscal 2022 increased by $231.6 million, or 32.3%, over fiscal 2021, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues for fiscal 2022 were $82.0 million, representing an increase of $10.1 million, or 14.1%, over fiscal 2021 revenues of $71.9 million, reflecting growth in service and consumable revenues, which were partially offset by a decline in capital equipment revenues.
United States revenues for fiscal 2022 were $3,228.9 million, representing an increase of $1,001.8 million, or 45.0%, over fiscal 2021 revenues of $2,227.0 million, reflecting growth in consumable, service and capital equipment revenues. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.
Revenues from other foreign locations for fiscal 2022 were $1,274.2 million, representing an increase of $465.6 million, or 57.6% over the fiscal 2021 revenues of $808.6 million, reflecting strength in Canada and the Europe, Middle East and Africa ("EMEA"), Asia Pacific and Latin American regions. These increases represent both organic growth and the impact of Cantel and our other recent acquisitions.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2022 to the year ended March 31, 2021:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Gross profit:
Product	$1,136,356	$678,464	$457,892	67.5%
Service	880,006	664,636	215,370	32.4%
Total gross profit	$2,016,362	$1,343,100	$673,262	50.1%
Gross profit percentage:
Product	44.5%	47.0%
Service	43.4%	39.9%
Total gross profit percentage	44.0%	43.2%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage increased to 44.0% for fiscal 2022 as compared to 43.2% for fiscal 2021. Favorable impact from productivity (170 basis points), pricing (70 basis points), and the decline in COVID-19 incremental costs (60 basis points) were partially offset by unfavorable impact from our recent acquisitions (80 basis points), material costs (70 basis points), inflation (50 basis points), fluctuations in currencies (10 basis points) and mix and other adjustments (10 basis points).
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2022 to the year ended March 31, 2021:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$1,502,752	$731,320	$771,432	105.5%
Research and development	87,944	66,326	21,618	32.6%
Restructuring expenses	48	(2,914)	2,962	NM
Total operating expenses	$1,590,744	$794,732	$796,012	100.2%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 105.5% in fiscal 2022 over fiscal 2021. During the fiscal 2022 period we had significant increases in acquisition related costs, which included amortization of acquired intangible assets, "step-up" of plant, property and equipment to fair value, and acquisition and integration expenses, which were primarily related to the acquisition of Cantel. The increase also reflects the addition of expenses associated with the operations of Cantel and our other recent acquisitions.
Research and Development. Research and development expenses increased $21.6 million during fiscal 2022, as compared to fiscal 2021, primarily due to the addition of Cantel and our other recent acquisitions. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2022, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "Fiscal 2019 Restructuring Plan"), which included the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including the rationalization of certain products. Fewer than 200 positions were eliminated. The Company relocated the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions were designed to enhance profitability and improve efficiency. Restructuring expenses incurred in fiscal 2022 and fiscal 2021 were not material. For information on our restructuring efforts, refer to our Annual Report on Form 10-K filed with the SEC on May 28, 2021.
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, a fair value adjustment related to convertible debt, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2022 to the year ended March 31, 2021:

	Years Ended March 31,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$89,593	$37,180	$52,413
Fair value adjustment related to convertible debt, premium liability	27,806	—	27,806
Interest income and miscellaneous expense	(6,284)	(6,345)	61
Non-operating expenses, net	$111,115	$30,835	$80,280
Interest expense increased $52.4 million during fiscal 2022, as compared to fiscal 2021, primarily due to debt incurred for acquisition financing including term loans and Senior Public Notes (as defined below). During fiscal 2022, we recorded fair value adjustments of $27.8 million, based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel. Interest (income) and miscellaneous expense is not material.
Additional information regarding our outstanding debt and the Cantel convertible debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of this MD&A titled, "Liquidity and Capital Resources."
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2022 and March 31, 2021:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax expense	$71,633	$120,663	$(49,030)	(40.6)%
Effective income tax rate	22.8%	23.3%
The effective income tax rate for fiscal 2022 was 22.8% as compared to 23.3% for fiscal 2021. The fiscal 2022 effective tax rate decreased when compared to fiscal 2021, primarily due to a decrease in percentage of profits earned and taxed in jurisdictions with a higher tax rate. The fiscal 2022 effective tax rate was also unfavorably impacted by certain one-time, non-deductible acquisition related costs.
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
Our Applied Sterilization Technologies segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled "Business Segment Information," and Item 1, "Business."

The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2022 to the year ended March 31, 2021.

	Years ended March 31,			Percent
(dollars in thousands)	2022	2021	Change	Change
Revenues:
Healthcare	$2,845,467	$1,954,055	$891,412	45.6%
Applied Sterilization Technologies	852,972	685,912	167,060	24.4%
Life Sciences	524,964	467,552	57,412	12.3%
Dental	361,661	—	361,661	—%
Total revenues	$4,585,064	$3,107,519	$1,477,545	47.5%
Operating income (loss):
Healthcare	626,098	427,089	199,009	46.6%
Applied Sterilization Technologies	410,101	310,648	99,453	32.0%
Life Sciences	216,188	180,796	35,392	19.6%
Dental	84,441	—	84,441	—%
Corporate	(260,059)	(219,153)	(40,906)	18.7%
Total operating income before adjustments	$1,076,769	$699,380	$377,389	54.0%
Less: Adjustments
Amortization of acquired intangible assets (1)	366,434	83,892
Acquisition and integration related charges (2)	205,788	35,634
Redomiciliation and tax restructuring costs (3)	301	1,592
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(2,350)	(500)
Net (gain) loss on divestiture of businesses (1)	(874)	2,030
Amortization of inventory and property "step up" to fair value (1)	81,804	5,600
COVID-19 incremental costs (4)	—	25,793
Restructuring charges (credit) (5)	48	(3,029)
Total operating income	$425,618	$548,368
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions and Divestitures."
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

Healthcare revenues increased 45.6% in fiscal 2022, as compared to fiscal 2021, reflecting growth in consumables, capital equipment, and service revenues of 96.6%, 32.9% and 23.9%, respectively. This increase reflects the impact of Cantel and our other recent acquisitions, organic growth and favorable fluctuations in foreign currencies. Excluding Cantel, the Healthcare segment’s backlog at March 31, 2022 amounted to $423.6 million, increasing 105.4%, as compared to the backlog of $206.3 million at March 31, 2021. The increase is primarily due to Customer demand but also reflects some delays in shipments due to supply chain disruptions.
Applied Sterilization Technologies revenues increased 24.4% in fiscal 2022, as compared to fiscal 2021. The increase was primarily due to organic growth and favorable fluctuations. The impact of a fiscal 2021 acquisition also contributed to the increases.
Life Sciences revenues increased 12.3% in fiscal 2022, as compared to fiscal 2021, reflecting growth in service, consumable, and capital equipment revenues of 15.4%, 11.3% and 10.8%, respectively. The increase reflects the impact of the Cantel acquisition, organic growth and favorable fluctuations in foreign currencies. Excluding Cantel, the Life Sciences backlog at March 31, 2022 amounted to $104.7 million, increasing 31.1%, as compared to backlog of $79.9 million at March 31, 2021. The increase is primarily due to Customer demand but also reflects some delays in shipments due to supply chain disruptions.
Dental segment revenues from the Cantel acquisition date of June 2, 2021 through March 31, 2022 were $361.7 million.

The Healthcare segment’s operating income increased $199.0 million to $626.1 million in fiscal year 2022, as compared to $427.1 million in fiscal year 2021, due to higher volumes primarily from the acquisition of Cantel. The segment's operating margins were 22.0% for fiscal year 2022 and 21.9% for fiscal year 2021. During fiscal 2022, we experienced favorable impact from our recent acquisitions, partially offset by supply chain and inflationary cost increases. In fiscal 2021, we benefited from lower expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic.
The Applied Sterilization Technologies segment’s operating income increased $99.5 million to $410.1 million in fiscal year 2022, as compared to $310.6 million in fiscal year 2021. The Applied Sterilization Technologies segment's operating margins were 48.1% for fiscal year 2022 and 45.3% for fiscal year 2021. The segment's operating income and operating margin improvements were primarily due to to higher volumes. Additionally, in the prior year we experienced reduced expenditures, including reductions in travel and meeting spend due to the COVID-19 pandemic.
The Life Sciences business segment’s operating income increased $35.4 million to $216.2 million in fiscal year 2022, as compared to $180.8 million in fiscal year 2021. The segment’s operating margins were 41.2% for fiscal year 2022 and 38.7% for fiscal year 2021. The segment's operating income and operating margin improvements were primarily due to to higher volumes partially due to the acquisition of Cantel and favorable mix.
The Dental business segment's operating income and operating margin for fiscal 2022 were $84.4 million and 23.3%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$684,811	$689,640
Net cash used in investing activities	(666,559)	(1,154,159)
Net provided by financing activities	115,830	345,620
Debt-to-total capital ratio	32.1%	29.8%
Free cash flow	$398,989	$450,947
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $684.8 million for the year ended March 31, 2022, compared to $689.6 million for the year ended March 31, 2021. Net cash provided by operating activities decreased in fiscal 2022 by 0.7%, as compared to fiscal 2021, largely due to the acquisition and integration expenditures related to our acquisition of Cantel.
Net Cash Used In Investing Activities – The net cash used in our investing activities was $666.6 million for the year ended March 31, 2022, compared to $1,154.2 million for the year ended March 31, 2021. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2022 and 2021:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $287.6 million and $239.3 million for fiscal 2022 and 2021, respectively. The fiscal 2022 increase was primarily due to additional expenditures associated with Cantel and in our Applied Sterilization Technologies segment.
•Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2022 and 2021 we received $1.7 million and $0.6 million, respectively, for proceeds from the sale of property, plant, equipment and intangibles.
•Proceeds from the sale of business – During fiscal 2022 and 2021, we received $169.7 million and $0.5 million, respectively, for proceeds from the sale of certain non-core businesses. For more information, refer to our Note 2 to our consolidated financial statements, titled "Business Acquisitions and Divestitures."
•Purchases of investments – During fiscal 2021, we purchased an equity investment for $4.4 million.
•Acquisition of businesses, net of cash acquired – During fiscal 2022 and 2021, we used $550.4 million and $909.2 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Other – During fiscal 2021, we provided approximately $2.4 million under borrowing agreements. For more information on these agreements refer to our Note 2 to our consolidated financial statements, titled "Business Acquisitions and Divestitures."

Net Cash Provided By Financing Activities – Net cash provided by financing activities was $115.8 million for the year ended March 31, 2022, compared to $345.6 million for the year ended March 31, 2021. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2022 and 2021:
•Proceeds from issuance of senior notes – During fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to Note 6 of our Consolidated Financial Statements titled, "Debt."
•Proceeds from term loan – During fiscal 2022, we received proceeds of $650.0 million under our Delayed Draw Term Loan. During fiscal 2021, we received proceeds of $550.0 million under a prior Term Loan, which was subsequently replaced by another Term Loan of a like amount. For more information on our term loans, refer to Note 6 of our Consolidated Financial Statements titled, "Debt."
•Payments on term loan – During fiscal 2022, we repaid $345.0 million of our Term Loan. For more information on our term loans, refer to Note 6 of our Consolidated Financial Statements titled, "Debt."
•Payments on long-term obligations – During fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt refer to Note 2 of our Consolidated Financial Statements titled, "Business Acquisitions and Divestitures." During fiscal 2021, we repaid $35.0 million of principal for private placement senior notes that matured in August 2020. For more information on our debt, refer to Note 6 of our Consolidated Financial Statements titled, "Debt."
•Payments on convertible debt obligations – During fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on Cantel's debt refer to Note 6 of our Consolidated Financial Statements titled, "Debt."
•Payments under credit facilities, net – Net payments under credit facilities totaled $190.2 million for fiscal 2022, compared to $30.5 million for fiscal 2021. At the end of fiscal 2022, $58.9 million of debt was outstanding under our bank credit facility, compared to $247.4 million of debt outstanding under this facility at the end of fiscal 2021. We provide additional information about our bank credit facility in Note 6 to our consolidated financial statements titled, "Debt."
•Deferred financing fees and debt issuance costs – During fiscal 2022 and fiscal 2021, we paid $17.5 million and $12.8 million, respectively for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt."
•Repurchases of shares – Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension was lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations. From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25.0 million pursuant to the authorizations. We also obtained 244,395 of our ordinary shares in the aggregate amount of $30.8 million in connection with share based compensation award programs. From the start of fiscal 2021 through April 9, 2020, we purchased 35,000 of our ordinary shares in the aggregate amount of $5.0 million. We also obtained 91,567 of our ordinary shares in connection with our stock-based compensation award programs in the amount $9.6 million. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares."
•Acquisition related deferred or contingent consideration – During fiscal 2022, we paid $32.7 million in acquisition related deferred or contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of Cantel. During fiscal 2021, we paid $2.4 million in deferred and contingent consideration related to our recent acquisitions. For more information, refer to our Note 2 to our consolidated financial statements, titled "Business Acquisitions and Divestitures."
•Cash dividends paid to ordinary shareholders – During fiscal 2022, we paid cash dividends totaling $163.2 million or $1.69 per outstanding share. During fiscal 2021, we paid cash dividends totaling $133.8 million or $1.57 per outstanding share.
•Transactions with noncontrolling interest holders – During fiscal 2022, we received contributions from noncontrolling interest holders of $3.7 million and paid $1.0 million in distributions to noncontrolling interest holders. During fiscal 2021, we received $2.3 million of contributions from noncontrolling interest holders and paid $4.1 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2022 and fiscal 2021, we received cash proceeds totaling $10.1 million and $26.7 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $399.0 million in fiscal 2022, compared to $450.9 million in fiscal 2021. The fiscal 2022 decrease in free cash flow was anticipated and primarily due to costs associated with the acquisition and integration of Cantel and higher capital expenditures in fiscal 2022.
Our debt-to-total capital ratio was 32.1% at March 31, 2022 and 29.8% at March 31, 2021.
Sources of Credit.  Our sources of credit as of March 31, 2022 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2022 Amounts Outstanding	March 31, 2022 Amounts Available
Sources of Credit
Private Placement Senior Notes	$849,726	$—	$849,726	$—
Term Loan	205,000	—	205,000	—
Delayed Draw Term Loan	650,000	—	650,000	—
Revolving Credit Agreement (1)	1,250,000	15,371	58,908	1,175,721
Senior Public Notes	1,350,000	—	1,350,000	—
Total Sources of Credit	$4,304,726	$15,371	$3,113,634	$1,175,721
(1) At March 31, 2022, there was $15.4 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2022 are summarized below:
•On March 19, 2021, STERIS plc ("the Company"), STERIS Corporation, STERIS Limited (“Limited”), and STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,250.0 million revolving credit facility (the “Revolver”), which replaced a prior revolving credit agreement.
•The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625.0 million in the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate, Eurocurrency Rate, or the Adjusted Daily Simple RFR, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Credit Agreement. Interest on Base Rate Advances is payable quarterly in arrears, and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months, and interest on RFR Advances is payable monthly after the date of borrowing. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies. In connection with the cessation of British Pound Sterling LIBOR and Swiss Franc LIBOR as of December 31, 2021, JPMorgan Chase Bank, N.A. as administrative agent, pursuant to authority contained in the Revolver, amended the Revolver on January 1, 2022 to make Benchmark Replacement Conforming Changes (as defined in the Revolver). The amendment concerns technical, administrative or operational changes related to borrowings in British Pounds Sterling and Swiss Francs.
•On March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative agent (the “Term Loan Agreement”) providing for a $550.0 million term loan facility (the “Term Loan”), which replaced an existing term loan agreement, dated as of November 18, 2020 (the “Existing Term Loan Agreement”). The proceeds of the Term Loan were used to refinance the Existing Term Loan Agreement.
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
•The Term Loan bears interest from time to time, at either the Base Rate or the Eurocurrency Rate, as defined in and calculated under and as in effect from time to time under the Term Loan Agreement, plus the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Term Loan Agreement. Base Rate Advances are payable quarterly in arrears and Eurocurrency Rate Advances are payable at the end of the relevant interest period therefore, but in no event less frequently than every three months.
•Also on March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a delayed draw term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Delayed Draw Term Loan Agreement”) providing for a delayed draw term loan facility of up to $750.0 million (the “Delayed Draw Term Loan”) in connection with STERIS’s acquisition of Cantel. During the first quarter of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan Agreement. The Delayed Draw Term Loan was funded by the lenders upon consummation of the Cantel acquisition (the “Acquisition Closing Date”). The proceeds of the Delayed Draw Term Loan were used, together with the proceeds from other new indebtedness, to fund the cash consideration for the acquisition, as well as for various other items.
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
•On April 1, 2021, STERIS Irish FinCo Unlimited Company ("FinCo," "STERIS Irish FinCo," the "Issuer") completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, and STERIS plc, STERIS Corporation and STERIS Limited (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis (the “Guarantees”). The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021, until their respective maturities.
•As of March 31, 2022, a total of $58.9 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2022. At March 31, 2022, we had $1,175.7 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2022, there was $15.4 million in letters of credit outstanding under the Credit Agreement. As of March 31, 2022, $205.0 million and $650.0 million were outstanding under the Term Loan and Delayed Draw Term Loan, respectively.

Our outstanding Private Placement Senior Notes at March 31, 2022 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2022
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	66,815
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	22,271
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	59,089
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21,158
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	39,393
Total Senior Notes			$849,726
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
•In December 2012, and in February 2013 STERIS Corporation issued and sold $200.0 million of senior notes, in a private placement to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.
•The private placement note purchase agreements specify increases to the coupon interest rates while the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the note purchase agreements, exceeds certain thresholds. Beginning September 1, 2021 and through March 31, 2022 the coupon rates on the 2012 private placement notes were increased by 0.50%.
•On March 19, 2021, STERIS Corporation as issuer, and the Company, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as Issuer, and the Company, STERIS Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.
At March 31, 2022, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 6 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2022, our capital expenditures amounted to $287.6 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2023, we plan to continue to invest in facility expansions, particularly within the Healthcare and Applied Sterilization Technologies segments and in ongoing maintenance for existing facilities.
MATERIAL FUTURE CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS
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
Our material future cash obligations and commercial commitments as of March 31, 2022 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2023	2024	2025	2026	2027 and thereafter	Total
Material Future Cash Obligations:
Debt	$142,875	$60,000	$165,937	$341,408	$2,403,414	$3,113,634
Operating leases	42,099	34,669	26,914	21,419	104,769	229,870
Purchase obligations	214,344	33,884	8,339	569	1,897	259,033
Benefit payments under defined benefit plans	5,560	5,542	5,721	5,882	39,310	62,015
Trust assets available for benefit payments under defined benefit plans	(5,560)	(5,542)	(5,721)	(5,882)	(39,310)	(62,015)
Benefit payments under other post-retirement benefits plans	1,190	1,067	966	880	3,659	7,762
Expected contributions to defined benefit plans	4,103	4,227	2,129	—	—	10,459
Total Material Future Cash Obligations	$404,611	$133,847	$204,285	$364,276	$2,513,739	$3,620,758
The table above includes only the principal amounts of our material future cash obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 6 to our consolidated financial statements titled, “Debt.”
Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases and long term construction contracts.

The table above excludes contributions we make to our defined contribution plans. Our future contributions to the defined contribution plans depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement benefits plan in Note 9 to our consolidated financial statements titled, "Benefit Plans."

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2023	2024	2025	2026	2027 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	$77,496	$4,273	$1,851	$353	$802	$84,775
Letters of credit as security for self-insured risk retention policies	13,900	—	—	—	—	13,900
Total Commercial Commitments	$91,396	$4,273	$1,851	$353	$802	$98,675
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
STERIS plc ("Parent") and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), a wholly-owned subsidiary issuer, under Senior Public Notes issued by STERIS Irish FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of STERIS Irish FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes, borrowings under the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan.
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
The ability of our subsidiaries to pay dividends, interest and other fees to the Issuer and ability of the Issuer and Guarantors to service the Senior Public Notes may be restricted by, among other things, applicable corporate and other laws and regulations as well as agreements to which our subsidiaries are or may become a party.
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
The following tables present summarized results of operations for the twelve months ended March 31, 2022 and summarized balance sheet information at March 31, 2022 and 2021 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Twelve Months Ended
March 31,
2022

Revenues	$1,756,862
Gross profit	1,054,389
Operating costs arising from transactions with non-issuers and non-guarantors - net	411,423
Income from operations	532,288
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	436,179
Net income	$432,149

Summarized Balance Sheet Information
( in thousands)
	March 31,	March 31,
	2022	2021
Receivables due from non-issuers and non-guarantor subsidiaries	$16,033,719	$14,102,215
Other current assets	400,776	348,937
Total current assets	$16,434,495	$14,451,152

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$2,001,742	$1,091,809
Goodwill	95,688	94,979
Other non-current assets	142,711	207,240
Total non-current assets	$2,240,141	$1,394,028

Payables due to non-issuers and non-guarantor subsidiaries	$17,053,749	$15,549,831
Other current liabilities	231,043	128,665
Total current liabilities	$17,284,792	$15,678,496

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,102,873	$1,203,274
Other non-current liabilities	3,134,777	1,695,772
Total non-current liabilities	$4,237,650	$2,899,046
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Credit Ratings

STERIS's Senior Public Notes have been assigned the following credit ratings:

	Standard & Poor's	Moody's	Fitch
Credit Ratings	BBB-	Baa2	BBB

Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same. If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The following subsections describe our most critical accounting estimates, and assumptions. Our accounting policies and recently issued accounting pronouncements are more fully described in Note 1 to our consolidated financial statements titled, "Nature of Operations and Summary of Significant Accounting Policies."
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2022 assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
Inventories and Reserves. Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out ("FIFO") cost method. Inventory costs include material, labor, and overhead.
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
As a result of our annual impairment review for goodwill and other indefinite lived intangible assets for fiscal year 2022 no indicators of impairment were identified.
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
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2022 and 2021 was $26.1 million and $23.3 million, respectively.
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
Additional information regarding our commitments and contingencies is included in Note 10 to our consolidated financial statements titled, "Commitments and Contingencies."

Benefit Plans.  We provide defined benefit pension plans for certain employees and retirees. In addition, we sponsor an unfunded post-retirement benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2022 projected benefit obligations and the fiscal 2022 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Unfunded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2022
Benefit obligations:
Discount rate	2.80%	1.80%	0.90%	1.60%	1.50%	2.85%	3.25%
Assumptions used to determine fiscal 2022
Net periodic benefit costs:
Discount rate	2.10%	0.90%	1.00%	1.50%	2.00%	2.85%	2.50%
Expected return on plan assets	3.60%	0.90%	1.00%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets a ssumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2022 benefit costs by less than $0.1 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2022 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $11.2 million at March 31, 2022.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7.0% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2022:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	2	(2)

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
Share-based compensation expense was $57.7 million in fiscal 2022, $26.0 million in fiscal 2021 and $23.8 million in fiscal 2020. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise,or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2022, we had $2,199.7 million in fixed rate senior notes outstanding. As of March 31, 2022, we had $58.9 million in outstanding borrowings under our Credit Agreement which are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our Consolidated Financial Statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 18 to our consolidated financial statements titled, “ Reclassifications out of Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 30% of our revenues and 30% of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2022, we held a foreign currency forward contract to sell 11.0 million euros.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2022, we held commodity swap contracts to buy 801.6 thousand pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 31, 2022 expressed an unqualified opinion thereon.
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

Description of the Matter	Valuation of the Dental and Healthcare customer relationships intangible assets related to the Cantel acquisition
As discussed in Note 2 to the consolidated financial statements, on June 2, 2021, the Company acquired all of the outstanding units and equity of Cantel Medical Corp. (“Cantel”) for cash and ordinary shares equaling approximately $3.6 billion. The acquisition of Cantel has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired, liabilities assumed and noncontrolling interests be recognized at their respective fair values as of the acquisition date. The Company preliminarily allocated $2.3 billion of the purchase price to the fair value of the acquired Dental and Healthcare customer relationships intangible assets. The purchase price allocation for Cantel is preliminary. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed.
Auditing management’s preliminary valuation of the Dental and Healthcare customer relationships intangible assets in the Cantel acquisition was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair value of the customer relationships intangible assets under an income approach using discounted cash flows. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, forecasted profit margins, and customer attrition rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for the Dental and Healthcare customer relationships intangible assets, including controls over management’s review of the significant assumptions in the determination of fair value under the income approach.

To test the estimated fair value of the acquired Dental and Healthcare customer relationships intangible assets, our audit procedures included, among others, evaluating the Company's selection of the valuation method, testing significant assumptions used by the Company and testing the completeness and accuracy of the underlying data. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible assets and compared the significant assumptions to current industry, market, and economic trends, and historical results of the acquired business. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company to determine the preliminary fair value estimate of the Dental and Healthcare customer relationship intangible assets, including the forecasted revenue growth rates, forecasted profit margins, and customer attrition rates.

We have served as the Company’s auditor since 1989.

/s/ Ernst & Young LLP
Cleveland, Ohio
May 31, 2022

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$348,320	$220,531
Accounts receivable (net of allowances of $24,371 and $11,355, respectively)	799,041	609,406
Inventories, net	574,999	315,067
Prepaid expenses and other current assets	156,637	66,750
Total current assets	1,878,997	1,211,754
Property, plant, and equipment, net	1,552,576	1,235,400
Lease right-of-use assets, net	188,480	150,142
Goodwill	4,404,343	3,026,049
Intangibles, net	3,328,537	898,406
Other assets	70,661	52,720
Total assets	$11,423,594	$6,574,471
Liabilities and equity
Current liabilities:
Accounts payable	$225,737	$156,950
Accrued income taxes	26,873	27,561
Accrued payroll and other related liabilities	183,721	150,078
Short-term lease obligations	36,472	22,774
Short term indebtedness	142,875	—
Accrued expenses and other	306,544	220,557
Total current liabilities	922,222	577,920
Long-term indebtedness	2,945,481	1,650,540
Deferred income taxes, net	780,619	236,860
Long-term lease obligations	155,056	129,673
Other liabilities	75,579	88,010
Total liabilities	$4,878,957	$2,683,003
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 100,067 and 85,353 ordinary shares issued and outstanding, respectively	4,742,920	2,002,825
Retained earnings	1,999,244	1,939,408
Accumulated other comprehensive (loss)	(209,808)	(61,243)
Total shareholders’ equity	6,532,356	3,880,990
Noncontrolling interests	12,281	10,478
Total equity	6,544,637	3,891,468
Total liabilities and equity	$11,423,594	$6,574,471

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2022	2021	2020

Revenues:
Product	$2,556,281	$1,443,540	$1,402,788
Service	2,028,783	1,663,979	1,628,107
Total revenues	4,585,064	3,107,519	3,030,895
Cost of revenues:
Product	1,419,925	765,076	750,129
Service	1,148,777	999,343	960,770
Total cost of revenues	2,568,702	1,764,419	1,710,899
Gross profit	2,016,362	1,343,100	1,319,996
Operating expenses:
Selling, general, and administrative	1,502,752	731,320	716,731
Research and development	87,944	66,326	65,546
Restructuring expenses (credit)	48	(2,914)	673
Total operating expenses	1,590,744	794,732	782,950
Income from operations	425,618	548,368	537,046
Non-operating expenses, net:
Interest expense	89,593	37,180	40,279
Fair value adjustment related to convertible debt, premium liability	27,806	—	—
Interest income and miscellaneous expense	(6,284)	(6,345)	(1,987)
Total non-operating expenses, net	111,115	30,835	38,292
Income before income tax expense	314,503	517,533	498,754
Income tax expense	71,633	120,663	90,895
Net income	242,870	396,870	407,859
Less: Net (loss) income attributable to noncontrolling interests	(1,018)	(530)	200
Net income attributable to shareholders	$243,888	$397,400	$407,659

Net income per share attributable to shareholders:
Basic	$2.50	$4.66	4.81
Diluted	$2.48	$4.63	4.76
Cash dividends declared per ordinary share outstanding	$1.69	$1.57	$1.45

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2022	2021	2020

Net income	$242,870	$396,870	$407,859
Less: Net (loss) income attributable to noncontrolling interests	(1,018)	(530)	200
Net income attributable to shareholders	$243,888	$397,400	$407,659

Other comprehensive (loss) income
Pension and postretirement benefit plan changes (net of taxes of $507 $667, and $295, respectively)	6,795	1,294	(2,609)
Change in cumulative foreign currency translation adjustment	(155,360)	172,926	(73,076)
Total other comprehensive (loss) income attributable to shareholders	(148,565)	174,220	(75,685)
Comprehensive income attributable to shareholders	$95,323	$571,620	$331,974
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2022	2021	2020

Operating activities:
Net income	$242,870	$396,870	$407,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	553,104	219,237	197,235
Deferred income taxes	(106,620)	4,240	9,442
Share-based compensation expense	57,660	25,966	23,811
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	15,117	(1,982)	(174)
Loss (gain) on sale of businesses	(874)	2,030	1,770
Fair value adjustment related to convertible debt, premium liability	27,806	—	—
Amortization of inventory fair value adjustments	66,663	—	—
Other items	(21,639)	24,273	426
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(51,969)	12,076	(17,866)
Inventories, net	(102,922)	3,769	(39,140)
Other current assets	7,126	458	3,784
Accounts payable	14,887	(7,213)	(2,779)
Accruals and other, net	(16,398)	9,916	6,191
Net cash provided by operating activities	684,811	689,640	590,559
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(287,563)	(239,262)	(214,516)
Proceeds from the sale of property, plant, equipment, and intangibles	1,741	569	4,156
Proceeds from the sale of businesses	169,712	518	439
Purchases of investments	—	(4,400)	—
Acquisition of businesses, net of cash acquired	(550,449)	(909,192)	(109,814)
Other	—	(2,392)	—
Net cash used in investing activities	(666,559)	(1,154,159)	(319,735)
Financing activities:
Proceeds from issuance of senior public notes	1,350,000	—	—
Proceeds from term loans	650,000	550,000	—
Payments on term loans	(345,000)	—	—
Payments on long-term obligations	(721,284)	(35,000)	—
Payments on convertible debt	(371,361)	—	—
Payments under credit facilities, net	(190,174)	(30,461)	(26,500)
Deferred financing fees and debt issuance costs	(17,472)	(12,846)	(1,281)
Acquisition related deferred or contingent consideration	(32,679)	(2,395)	(626)
Repurchases of ordinary shares	(55,777)	(14,646)	(51,241)
Cash dividends paid to ordinary shareholders	(163,169)	(133,837)	(123,034)
Distributions to noncontrolling interest holders	(997)	(4,179)	(1,245)
Contributions from noncontrolling interest holders	3,672	2,258	6,050
Stock option and other equity transactions, net	10,071	26,726	34,731
Net cash provided by (used in) financing activities	115,830	345,620	(163,146)
Effect of exchange rate changes on cash and cash equivalents	(6,293)	19,849	(8,730)
Increase (decrease) in cash and cash equivalents	127,789	(99,050)	98,948
Cash and cash equivalents at beginning of period	220,531	319,581	220,633
Cash and cash equivalents at end of period	$348,320	$220,531	$319,581

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2019	84,517	$1,998,564	$1,350,456	$(159,778)	$7,988	$3,197,230
Comprehensive income:
Net income	—	—	407,659	—	200	407,859
Other comprehensive loss	—	—	—	(75,685)	—	(75,685)
Repurchases of ordinary shares	(396)	(74,821)	23,580	—	—	(51,241)
Equity compensation programs and other	803	58,421	—	—	—	58,421
Cash dividends – $1.45 per ordinary share	—	—	(123,034)	—	—	(123,034)
Distributions to noncontrolling interest holders	—	—	—	—	(1,245)	(1,245)
Contributions from noncontrolling interest holders	—	—	—	—	6,050	6,050
Other changes in noncontrolling interest	—	—	—	—	(145)	(145)
Balance at March 31, 2020	84,924	1,982,164	1,658,661	(235,463)	12,848	3,418,210
Comprehensive income:
Net income (loss)	—	—	397,400	—	(530)	396,870
Other comprehensive income	—	—	—	174,220	—	174,220
Repurchases of ordinary shares	(127)	(31,830)	17,184	—	—	(14,646)
Equity compensation programs and other	556	52,491	—	—	—	52,491
Cash dividends – $1.57 per ordinary share	—	—	(133,837)	—	—	(133,837)
Distributions to noncontrolling interest holders	—	—	—	—	(4,179)	(4,179)
Contributions from noncontrolling interest holders	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	81	81
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	243,888	—	(1,018)	242,870
Other comprehensive loss	—	—	—	(148,565)	—	(148,565)
Repurchases of ordinary shares	(353)	(34,894)	(20,883)	—	—	(55,777)
Equity compensation programs and other	770	67,499	—	—	—	67,499
Cash dividends – $1.69 per ordinary share	—	—	(163,169)	—	—	(163,169)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Distributions to noncontrolling interest holders	—	—	—	—	(997)	(997)
Contributions from noncontrolling interest holders	—	—	—	—	3,672	3,672
Other changes in noncontrolling interest	—	—	—	—	146	146
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
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
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences, and Dental. We describe our business segments in Note 11 to our consolidated financial statements titled, "Business Segment Information."
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2022	2021	2020
Cash paid during the year for:
Interest	$84,696	$36,257	$38,021
Income taxes	138,382	109,646	92,462
Cash received during the year for income tax refunds	4,605	4,631	4,378
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2022, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2022, we recognized revenue of $46,760 that was included in our contract liability balance at the beginning of the period. During fiscal 2021, we recognized revenue of $42,618 that was included in our contract liability balance at the beginning of the period.
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
Refer to Note 7, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2022, the transaction price allocated to remaining performance obligations was approximately $1,546,000. We expect to recognize approximately 54% of the transaction price within one year and approximately 37% beyond one year. The remainder has yet to be scheduled for delivery.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $3,886 and $1,998 for the years ended March 31, 2022 and 2021, respectively. Total interest expense for the years ended March 31, 2022, 2021, and 2020 was $89,593, $37,180, and $40,279, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, non-compete agreements, and Customer and vendor relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. Determining the fair value of identifiable intangible requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to forecasted revenue growth rates, forecasted profit margins, and Customer attrition rates, among other items. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired in connection with business combinations. These assets are tested at least annually for impairment.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $15,599, $6,795, and $12,652 of advertising costs during the years ended March 31, 2022, 2021, and 2020, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2022

ASU 2019-12 "Income Taxes (Topic 740)"	December 2019	The standard provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance simplifies accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 with no material impact to our consolidated financial statements.
ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)"	August 2020	This standard simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The standard reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new standard eliminates some of the current requirements for equity classification. The standard also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity.	First Quarter Fiscal 2022	We adopted this standard effective April 1, 2021 and applied it to our accounting for the convertible debt assumed in the acquisition of Cantel Medical LLC ("Cantel").
Standards that have not yet been adopted.
ASU 2021-08 "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.	October 2021	The standard provides guidance to improve the accounting for acquired revenue contracts with Customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The standard is effective for annual periods beginning after December 15, 2022 including interim periods within that year and early adoption is permitted.	NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

2. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2022 Acquisition of Cantel Medical LLC
On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition will strengthen STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Cantel’s Dental business extends our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is reported as the Dental segment. The rest of Cantel was integrated into our existing Healthcare and Life Sciences segments. Additionally, the acquisition is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Total Purchase Consideration
The total consideration for Cantel Common Stock and stock equivalents was $3,599,471. The consideration was comprised of the following:

(shares in thousands)
Cash consideration $16.93 per Cantel share (42,816 shares)	$716,412
Cash consideration for fractional shares	14
STERIS plc ordinary shares 14,297 shares at ($188.07 per share)	2,689,317
Consideration related to Cantel equity compensation programs	18,173
Consideration related to equity component of Cantel convertible debt	175,555
Total purchase consideration	$3,599,471
In addition, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in Note 6 titled, "Debt."
We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in Note 6 titled, "Debt".
Fair Value of Assets Acquired and Liabilities Assumed
The acquisition of Cantel has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The purchase price has been allocated based on the latest draft valuations and remains preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments and associated deferred taxes will be recorded during the remaining measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The finalization of the purchase accounting assessment in the first quarter of fiscal 2023 may result in additional changes in the valuation of assets acquired and liabilities assumed and that may impact our results of operations and financial position. Goodwill has been allocated to the Healthcare, Dental and Life Sciences segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and these differences could have a material impact on our results of operations and financial position.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Cantel (1)
Cash	$169,073
Accounts receivable	172,226
Inventory	249,221
Property, plant and equipment	267,360
Lease right-of-use assets	59,720
Other assets	72,864
Intangible assets	2,942,000
Goodwill	1,522,381
Total assets acquired	5,454,845
Convertible debt, par value	168,000
Other current liabilities	247,549
Long-term lease obligations	47,856
Deferred income taxes, net	670,685
Long-term indebtedness	721,284
Total liabilities assumed	1,855,374
Net assets acquired	$3,599,471
(1) Purchase price allocation is preliminary as of March 31, 2022, as valuations have not been finalized.
Cantel Other Intangible Assets
The estimated fair values of identifiable intangible assets were prepared using income valuation methodologies, which require a forecast of expected future cash flows using either the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on the historical experience of STERIS, available similar industry data and assumptions made by management.Values and useful lives are presented in the table below.

	Total	Useful Life
Customer relationships	$2,278,000	9-10 years
Trade names	422,000	11 years
Developed technology	222,000	9 years
Non-compete agreements	20,000	2 years
Total intangible assets acquired	$2,942,000
Contingent liabilities assumed totaled $25,000 and were related to contingent consideration associated with a prior acquisition completed by Cantel. Payment was made in June 2021.
Actual and Pro Forma Impact
Our consolidated financial statements include Cantel's results of operations from the date of acquisition on June 2, 2021 through March 31, 2022. Net sales and operating income attributable to Cantel from the date of acquisition and included in our consolidated financial statements for the fiscal year ended March 31, 2022 total $974,408 and $41,757, respectively.
The following unaudited pro forma information gives effect to our acquisition of Cantel as if the acquisition had occurred on April 1, 2020 and Cantel had been included in our consolidated results of operations for the fiscal years ended March 31, 2022 and 2021.

	Fiscal Year Ended March 31,
	(unaudited)
	2022	2021
Net revenues	$4,790,161	$4,190,244
Net income from continuing operations	449,382	5,849

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The historical consolidated financial information of STERIS and Cantel has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transaction and factually supportable. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental depreciation and amortization to be reported based on the latest draft of valuations of assets acquired. Adjustments to financing costs and income tax expense also were made to reflect the capital structure and anticipated effective tax rate of the combined entity. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.
Other Fiscal 2022 Acquisitions
In addition to the acquisition of Cantel, we completed three other tuck-in acquisitions during fiscal 2022, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $3,146, net of cash acquired and including deferred consideration of $50.
Fiscal 2021 Acquisitions
On January 4, 2021, we purchased the remaining outstanding shares of an entity in which we had initially made an equity investment in fiscal 2019. Total consideration was approximately $78,045, net of cash acquired and subject to any working capital adjustments. Total non-cash consideration for this transaction was $41,771, which consisted of the settlement of outstanding principal and interest on a loan receivable, the initial equity investment, and receivables related to capital equipment purchases that existed at the acquisition date. The business has been integrated into our Applied Sterilization Technologies business segment and we funded the transaction through a combination of cash on hand and credit facility borrowings.
On November 18, 2020, we acquired all of the outstanding units and equity of Key Surgical, LLC ("Key Surgical"). Key Surgical is a global provider of sterile processing, operating room and endoscopy consumable products serving hospitals and surgical facilities. Key Surgical has been integrated into our Healthcare segment. The total purchase price of the acquisition was $853,203, net of cash acquired and remains subject to customary working capital adjustments. The purchase price for the acquisition was financed with a combination of cash on hand, credit facility borrowings and proceeds from borrowings under a then new Term loan agreement. Please refer to Note 6 titled, "Debt" for more information.
We also completed two other tuck-in acquisitions during fiscal 2021, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $20,909, net of cash acquired and including deferred consideration of approximately $1,194.
Fiscal 2020 Acquisitions
During fiscal 2020, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare, Applied Sterilization Technologies and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $128,860, net of cash acquired and including contingent and deferred consideration.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2022, 2021 and 2020 acquisitions.

	Fiscal Year 2022(1)	Fiscal Year 2021		Fiscal Year 2020
(dollars in thousands)	Other Acquisitions (Excluding Cantel)	Key Surgical	Other Acquisitions	All Acquisitions
Cash	$—	$12,615	$9,159	$8,811
Accounts receivable	—	13,967	9,621	10,331
Inventory	—	21,414	22,123	8,999
Property, plant and equipment	—	6,030	26,363	9,241
Lease right-of-use assets, net	—	4,907	4,420	4,462
Other assets	—	6,680	3,378	1,133
Intangible assets (2)	1,578	356,999	28,188	36,500
Goodwill	1,602	527,675	42,808	74,531
Total assets	3,180	950,287	146,060	154,008
Current liabilities	(34)	(21,599)	(28,245)	(20,659)
Non-current liabilities	—	(62,870)	(9,704)	(4,000)
Total liabilities	(34)	(84,469)	(37,949)	(24,659)
Net assets	$3,146	$865,818	$108,111	$129,349
(1) Purchase price allocation is still preliminary as of March 31, 2022, as valuations have not been finalized, pending further analyses of the significant drivers of fair value.
(2) Includes $315,575, related to the fair value of the Customer relationships intangible asset, obtained in the acquisition of Key Surgical. The estimation of fair value was determined under an income approach using discounted cash flows. The estimate requires assumptions including forecasted revenue growth rates, forecasted profit margins, and Customer attrition rates.

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The deductible portion of goodwill for tax purposes recognized as a result of the fiscal 2022 and fiscal 2021 acquisitions was $427,035 and $197,344, respectively.
Acquisition related transaction and integration costs totaled $205,788, $35,634, and $8,225 for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Fiscal 2022 acquisition and integration expenses were primarily related to the acquisition of Cantel. Fiscal 2021 acquisition and integration expenses were primarily related to the acquisitions of Key Surgical LLC and Cantel. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Divestitures
Fiscal 2022
Divestitures. In December 2021, we entered into an Asset Purchase Agreement to sell our Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196,000, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12,300. We recognized a gain on the sale of $950. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180,000. The proceeds from the sale received at closing were used to repay outstanding debt.

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
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carried an interest rate of 4% for the first four years and 12% thereafter. The loan was renegotiated during the third quarter of fiscal 2020. According to the new terms of the loan agreement, the outstanding balance at October 31, 2019, of €7,300, will be repaid in six equal annual installments beginning on October 18, 2022. The loan carries an interest rate of 4% for the first four years and 8% thereafter. Outstanding principal borrowings under the agreement totaled $8,129 (or €7,300) at March 31, 2022, and $8,568 (or €7,300) at March 31, 2021.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.

3. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2022 and 2021 were as follows:

	Healthcare Segment	Applied Sterilization Technologies Segment	Life Sciences Segment	Dental	Total
Balance at March 31, 2020	827,266	1,380,262	148,557	—	2,356,085
Goodwill acquired or allocated	536,713	33,770	—	—	570,483
Foreign currency translation adjustments and other	20,784	78,207	490	—	99,481
Balance at March 31, 2021	$1,384,763	$1,492,239	$149,047	$—	$3,026,049
Cantel goodwill acquired (1)	1,019,332	—	30,356	472,693	1,522,381
Measurement period adjustments to acquired goodwill	(6,533)	(9,286)	—	—	(15,819)
Divestitures	(7,000)	—	—	—	(7,000)
Foreign currency translation adjustments and other	(63,732)	(50,095)	(115)	(7,326)	(121,268)
Balance at March 31, 2022	$2,326,830	$1,432,858	$179,288	$465,367	$4,404,343
(1) Amounts are still preliminary, as Cantel acquisition valuations have not been finalized.
See Note 2, titled "Business Acquisitions and Divestitures", for additional information regarding our recent business acquisitions and divestitures.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual impairment review of goodwill for fiscal years 2022, 2021 and 2020, no indicators of impairment were identified.
Information regarding our intangible assets is as follows:

	2022		2021
March 31,	Gross Carrying Amount (1)	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$3,117,314	$539,845	$968,040	$291,802
Non-compete agreements	23,571	12,392	5,401	4,169
Patents and technology	518,714	211,822	318,424	171,952
Trademarks and tradenames	470,919	74,455	78,058	42,867
Supplier relationships	54,800	18,267	54,800	15,527
Total	$4,185,318	$856,781	$1,424,723	$526,317
     (1) The increase in fiscal 2022 was primarily due to the Cantel acquisition. See Note 2, titled "Business Acquisitions and Divestitures", for additional information.
Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2022 and March 31, 2021 was $14,250. We evaluate our indefinite-lived intangible assets annually during the third quarter, or when evidence of potential impairment exists. No impairment was recognized for fiscal years 2022, 2021 or 2020.
Total amortization expense for intangible assets was $368,698, $86,512, and $74,528 for the years ended March 31, 2022, 2021, and 2020, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2023	2024	2025	2026	2027
Estimated amortization expense	$384,258	$370,549	$364,488	$355,475	$349,116
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2022 currency exchange rates.
4. INVENTORIES, NET
Components of our inventories are presented in the following table.

March 31,	2022	2021

Raw materials	$195,035	$103,939
Work in process	76,021	54,283
Finished goods	334,880	176,623
Reserve for excess and obsolete inventory	(30,937)	(19,778)
Inventories, net	$574,999	$315,067

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

5. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2022	2021
Land and land improvements (1)	$84,015	$69,477
Buildings and leasehold improvements	654,851	567,132
Machinery and equipment	903,649	779,044
Information systems	222,620	193,222
Radioisotope	597,641	565,681
Construction in progress (1)	356,013	211,381
Total property, plant, and equipment	2,818,789	2,385,937
Less: accumulated depreciation and depletion	(1,266,213)	(1,150,537)
Property, plant, and equipment, net	$1,552,576	$1,235,400
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $184,406, $132,725 and $122,707, for the years ended March 31, 2022, 2021, and 2020, respectively.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2020	$12,514
Liabilities incurred during the period	859
Liabilities settled during the period	(251)
Accretion expense and change in estimate	137
Foreign currency and other	71
Balance at March 31, 2021	$13,330
Liabilities incurred during the period	86
Liabilities settled during the period	(3)
Accretion expense and change in estimate	146
Foreign currency and other	(16)
Balance at March 31, 2022	$13,543

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

6. DEBT
Indebtedness as of March 31, 2022 and 2021 was as follows:

	March 31, 2022	March 31, 2021

Short-term debt
Term loan, current portion	$27,500	$—
Delayed draw term loan, current portion	24,375	—
Private Placement Senior Notes	91,000	—
Total short-term debt	$142,875	$—

Long-term debt
Private Placement Senior Notes	$758,726	$860,308
Revolving Credit Facility	58,908	247,423
Deferred financing costs	(25,278)	(7,191)
Term loan	177,500	550,000
Delayed draw term loan	625,625	—
Senior Public Notes	1,350,000	—
Total long-term debt	$2,945,481	$1,650,540
Total debt	$3,088,356	$1,650,540
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
The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625,000 in the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate , Eurocurrency Rate, or the Adjusted Daily Simple RFR, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Credit Agreement. Interest on Base Rate Advances is payable quarterly in arrears, and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months, and interest on RFR Advances is payable monthly after the date of borrowing. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies. In connection with the cessation of British Pound Sterling LIBOR and Swiss Franc LIBOR as of December 31, 2021, JPMorgan Chase Bank, N.A. as administrative agent, pursuant to authority contained in the Revolver, amended the Revolver on January 1, 2022 to make Benchmark Replacement Conforming Changes (as defined in the Revolver). The amendment concerns technical, administrative or operational changes related to borrowings in British Pounds Sterling and Swiss Francs.
As of March 31, 2022 a total of $58,908 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2022.
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
Also on March 19, 2021, the Company, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a delayed draw term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Delayed Draw Term Loan Agreement”) providing for a delayed draw term loan facility of up to $750,000 (the “Delayed Draw Term Loan”) in connection with STERIS’s acquisition of Cantel. During the first quarter of fiscal 2022, we borrowed $650,000 under our Delayed Draw Term Loan Agreement. The Delayed Draw Term Loan was funded by the lenders upon consummation of the Cantel acquisition (the “Acquisition Closing Date”). The proceeds of the Delayed Draw Term Loan were used, together with the proceeds from other new indebtedness, to fund the cash consideration for the acquisition, as well as for various other items.
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
Because each of the consummation of the Mergers and the delisting of Cantel common stock from the NYSE constituted a “Make-Whole Fundamental Change” under the Cantel Indenture, any Notes surrendered for conversion from and including June 2, 2021 until July 2, 2021 (the “Make-Whole Conversion Period”) were subject to conversion at the conversion rate of 25.0843 units of Reference Property (the “Make-Whole Conversion Rate”), which corresponded to 8.4752 Parent Shares and approximately $424.68 in cash per one thousand dollars in principal amount of Cantel Notes. The Make-Whole Conversion Rate was based on an increase in the Conversion Rate by 0.9931 Additional Shares (as defined in the Indenture) based on a Make-Whole Effective Date of June 2, 2021 and a Stock Price (each as defined in the Indenture) of $81.3520. Cantel settled all conversions of Notes in connection with the Make-Whole Fundamental Changes that constituted the Mergers and delisting of Cantel common stock from the NYSE pursuant to the Cash Settlement provisions of the Cantel Indenture.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Our outstanding Private Placement Senior Notes at March 31, 2022 and 2021 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2022	U.S. Dollar Value at March 31, 2021
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	66,815	70,426
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	22,271	23,475
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	59,089	61,863
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21,158	22,302
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	39,393	41,242
Total Senior Notes			$849,726	$860,308
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
The private placement note purchase agreements specify increases to the coupon interest rates while the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the note purchase agreements, exceeds certain thresholds. Beginning September 1, 2021 and through March 31, 2022 the coupon rates on the 2012 private placement notes were increased by 0.50%.
On March 19, 2021, STERIS Corporation as issuer, and the Company, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as Issuer, and the Company, STERIS Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.
At March 31, 2022, we were in compliance with all financial covenants associated with our indebtedness.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2023	$142,875
2024	60,000
2025	165,937
2026	341,408
2027 and thereafter	2,403,414
Total	$3,113,634

7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheet is as follows:

March 31,	2022	2021
Accrued payroll and other related liabilities:
Compensation and related items	$71,878	$47,157
Accrued vacation/paid time off	13,669	12,389
Accrued bonuses	64,702	62,530
Accrued employee commissions	30,171	24,022
Other post-retirement benefits obligations-current portion	1,190	1,326
Other employee benefit plans' obligations-current portion	2,111	2,654
Total accrued payroll and other related liabilities	$183,721	$150,078
Accrued expenses and other:
Deferred revenues	$110,791	$62,492
Service liabilities	51,365	46,720
Self-insured and related risk reserves-current portion	8,995	8,095
Accrued dealer commissions	31,700	27,348
Accrued warranty	14,108	9,406
Asset retirement obligation-current portion	1,181	1,193
Other	88,404	65,303
Total accrued expenses and other	$306,544	$220,557
Other liabilities:
Self-insured risk reserves-long-term portion	$19,213	$17,295
Other post-retirement benefits obligations-long-term portion	7,335	8,690
Defined benefit pension plans obligations-long-term portion	1,772	3,748
Other employee benefit plans obligations-long-term portion	1,360	2,353
Accrued long-term income taxes	12,225	13,241
Asset retirement obligation-long-term portion	12,362	12,137
Other	21,312	30,546
Total other liabilities	$75,579	$88,010
8. INCOME TAXES
We consider the tax expense recorded for the Tax Cuts and Jobs Act ("TCJA") to be complete at this time. However, it is possible that additional legislation, regulations, interpretations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded related to the TCJA. We will continue to monitor and assess the impact of any new developments.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2022	2021	2020

United States operations	$79,662	$326,991	$325,595
Ireland operations	88,078	73,442	29,543
Other locations operations	146,763	117,100	143,616
	$314,503	$517,533	$498,754
The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2022	2021	2020

Current:
United States federal	$88,158	$57,550	$42,032
United States state and local	21,438	16,272	9,971
Ireland	12,002	9,244	5,036
Other locations	53,354	36,699	24,600
	174,952	119,765	81,639
Deferred:
United States federal	(73,833)	7,523	10,089
United States state and local	(17,124)	(550)	2,366
Ireland	(739)	(787)	(899)
Other locations	(11,623)	(5,288)	(2,300)
	(103,319)	898	9,256
Total Provision for Income Taxes	$71,633	$120,663	$90,895
The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate as follows:

Years Ended March 31,	2022	2021	2020
National statutory tax rate	12.5%	12.5%	12.5%
Increase (decrease) in accruals for uncertain tax positions	0.2%	(0.1)%	(0.3)%
U.S. state and local taxes, net of federal income tax benefit	1.4%	2.4%	2.0%
Increase in valuation allowances	0.9%	0.3%	0.5%
U.S. research and development credit	(0.8)%	(0.5)%	(0.5)%
U.S. foreign income tax credit	(1.1)%	(0.3)%	(0.6)%
Difference in non-Ireland tax rates	12.6%	8.3%	6.9%
U.S. federal audit adjustments	—%	2.1%	—%
Excess tax benefit for equity compensation	(5.1)%	(1.9)%	(2.8)%
Tax rate changes on deferred tax assets and liabilities	2.3%	0.4%	0.1%
U.S. tax reform impact, GILTI and FDII	(0.9)%	(0.6)%	0.1%
Capitalized acquisition, redomiciliation costs	1.8%	0.6%	0.1%
All other, net	(1.0)%	0.1%	0.2%
Total Provision for Income Taxes	22.8%	23.3%	18.2%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2022	2021
Unrecognized Tax Benefits Balance at April 1	$2,295	$875
Increases for tax provisions of current year	—	655
Decreases for tax provisions of prior year	(135)	(896)
Balances related to acquired/disposed businesses	746	1,640
Other, including currency translation	—	21
Unrecognized Tax Benefits Balance at March 31	$2,906	$2,295
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2022 and 2021, we had $152 and $106 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $3,058. The increase in unrecognized tax benefits from prior year is due to the additions of new positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $7,300 has been paid through March 31, 2022.
In May 2021, we received two notices of proposed tax adjustment from the IRS regarding deemed dividend inclusions and associated withholding tax. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50,000. We are contesting the IRS’s assertions and intend to pursue available remedies such as appeals and litigation, if necessary. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
We estimate that the tax benefit from our Costa Rican Tax Holiday is $2,600 (or $0.03 per fully diluted share), annually. The Tax Holiday runs fully exempt, from income tax, through 2025 and partially exempt through 2029.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2022 and 2021 were as follows:

March 31,	2022	2021

Deferred Tax Assets:
Post-retirement benefit accrual	$2,086	$2,422
Compensation	14,340	13,208
Net operating loss carryforwards	25,550	15,151
Accrued expenses	12,092	6,360
Insurance	2,561	3,348
Deferred income	20,688	10,281
Bad debt	2,187	1,661
Pension	—	1,574
Operating leases (1)	44,401	34,020
Foreign tax credit carryforwards	36,036	—
Other	8,579	8,603
Deferred Tax Assets	168,520	96,628
Less: Valuation allowance	24,691	14,143
Total Deferred Tax Assets	143,829	82,485
Deferred Tax Liabilities:
Depreciation and depletion	110,951	73,344
Operating leases (1)	43,593	33,401
Intangibles	755,980	199,242
Pension	2,004	—
Other	3,473	3,833
Total Deferred Tax Liabilities	916,001	309,820
Net Deferred Tax Assets (Liabilities)	$(772,172)	$(227,335)
(1) For more information regarding our operating leases, see Note 10 titled, "Commitments and Contingencies."
At March 31, 2022, we had U.S. federal operating loss carryforwards of $9,694, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $71,171. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2023 and 2043. In addition, we have recorded pre-valuation allowance tax benefits of $4,199 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2023 and 2043. At March 31, 2022, we had $37,501 of pre-valuation allowance tax credit carryforwards of which $28,749 relates to offsets of deferred tax liabilities related to German branches of a U.S. subsidiary. These credit carryforwards can be used through fiscal 2032.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $24,691 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2022 by $10,548.
Other than the tax expense previously recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $2,000,000 at March 31, 2022.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2022 and 2021, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2022	2021	2022	2021
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$149,200	$123,190	$10,016	$11,368
Service cost	1,616	1,357	—	—
Interest cost	2,820	2,816	232	317
Actuarial loss (gain)	(12,177)	12,622	(640)	(114)
Benefits and expenses	(5,375)	(4,714)	(1,083)	(1,555)
Employee contributions	897	1,031	—	—
Curtailments/settlements	(1,334)	—	—	—
Impact of foreign currency exchange rate changes	(5,875)	12,898	—	—
Benefit Obligations at End of Year	129,772	149,200	8,525	10,016
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	145,452	112,203	—	—
Actual return on plan assets	3,421	19,252	—	—
Employer contributions	5,533	5,329	1,083	1,555
Employee contributions	897	1,031	—	—
Benefits and expenses paid	(5,325)	(4,714)	(1,083)	(1,555)
Curtailments/settlements	(1,334)	—	—	—
Impact of foreign currency exchange rate changes	(6,472)	12,351	—	—
Fair Value of Plan Assets at End of Year	142,172	145,452	—	—
Funded Status of the Plans	$12,400	$(3,748)	$(8,525)	$(10,016)
Amounts recognized in the consolidated balance sheets consist of the following:

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2022	2021	2022	2021

Non-current assets	$14,172	$—	$—	$—
Current liabilities	—	—	(1,190)	(1,326)
Non-current liabilities	(1,772)	(3,748)	(7,335)	(8,690)
Net assets (liabilities)	$12,400	$(3,748)	$(8,525)	$(10,016)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) at March 31, 2022, was approximately $(2,914) and $(6,767), respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2022 and 2021:

	Defined Benefit Pension Plans
	2022	2021
Aggregate fair value of plan assets	$142,172	$145,452
Aggregate accumulated benefit obligations	129,772	149,200
Aggregate projected benefit obligations	129,772	149,200

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2022	2021	2020	2022	2021	2020
Service cost	$1,616	$1,357	$1,380	$—	$—	$—
Interest cost	2,699	2,628	2,876	232	317	409
Expected return on plan assets	(4,412)	(3,463)	(4,735)	—	—	—
Prior service cost recognition	61	71	69	(267)	(3,263)	(3,263)
Net amortization and deferral	18	21	9	444	439	482
Curtailments/settlements	(31)	—	—
Net periodic benefit (credit) cost	$(49)	$614	$(401)	$409	$(2,507)	$(2,372)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$(11,028)	$(1,635)	$890	$640	$114	$(181)
Amortization of prior service credit	(222)	(85)	(78)	267	3,263	3,263
Amortization of net loss	—	7	—	(444)	(439)	(482)
Total recognized in other comprehensive loss (income)	(11,250)	(1,713)	812	463	2,938	2,600
Total recognized in total benefits cost and other comprehensive loss (income)	$(11,299)	$(1,099)	$411	$872	$431	$228

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2022	2021
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.80%	2.10%
Isotron BV Pension Plan	1.80%	0.90%
Synergy Health Daniken AG	0.90%	0.35%
Synergy Health Radeberg	1.60%	1.60%
Synergy Health Allershausen	1.50%	0.80%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.85%	2.15%
Other post-retirement plan	3.25%	2.50%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2022	2021	2020
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.10%	2.40%	2.50%
Isotron BV Pension Plan	0.90%	1.60%	1.20%
Synergy Health Daniken AG	1.00%	0.70%	0.20%
Synergy Health Radeberg	1.50%	1.50%	1.60%
Synergy Health Allershausen	2.00%	1.75%	1.75%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.85%	2.15%	2.45%
Other post-retirement plan	2.50%	3.00%	3.50%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	3.60%	3.50%	4.80%
Isotron BV Pension Plan	0.90%	1.60%	1.20%
Synergy Health Daniken AG	1.00%	0.70%	0.65%
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

	2022	2021	2020
Healthcare cost trend rate – medical	7.00%	7.00%	6.75%
Healthcare cost trend rate – prescription drug	7.00%	7.00%	6.75%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2022, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2022 and 2021 by asset category is as follows:

	Fair Value Measurements at March 31, 2022
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$559	$559		$—
Insured annuities	14,231	—	14,231	—
Insurance contracts	5,383	—	—	5,383
Common and collective trusts valued at net asset value:
Equity security trusts	66,416	—	—	—
Debt security trusts	55,583	—	—	—
Total Plan Assets	$142,172	$559	$14,231	$5,383

	Fair Value Measurements at March 31, 2021
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$657	$657	$—	$—
Insured annuities	17,950	—	17,950	—
Insurance contracts	5,555	—	—	5,555
Common and collective trusts valued at net asset value:
Equity security trusts	60,960	—	—	—
Debt security trusts	60,330	—	—	—
Total Plan Assets	$145,452	$657	$17,950	$5,555
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2022 due to the following:

Insurance contracts
Balance at March 31, 2020	$4,345
Gains (losses) related to assets still held at year-end	197
Transfers out of Level 3	853
Foreign currency	160
Balance at March 31, 2021	$5,555
Gains (losses) related to assets still held at year-end	(115)
Transfers out of Level 3	(210)
Foreign currency	153
Balance at March 31, 2022	$5,383
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We expect to make contributions of approximately $4,103 during fiscal 2023.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2022, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2023	$5,560	$1,190
2024	5,542	1,067
2025	5,721	966
2026	5,882	880
2027	6,060	788
2028-2033	33,250	2,871
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $660 and $899, during fiscal 2022 and fiscal 2021, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain 401(k) defined contribution plans for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $1,271,941 at March 31, 2022. At March 31, 2022, the U.S. plan held 496,661 STERIS ordinary shares with a fair value of $120,078. We paid dividends of $852, $839, and $855 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2022, 2021, and 2020, respectively. We contributed approximately $38,600, $29,853, and $27,818, to the defined contribution plans for the years ended March 31, 2022, 2021, and 2020, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,061 and $1,682 at March 31, 2022 and March 31, 2021, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.
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
For additional information regarding these matters, see the risks and uncertainties described under the title "product and service related regulations and claims" in Item 1A. of this Annual Report on Form 10-K.
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
As of March 31, 2022 and 2021, our commercial commitments totaled $98,675 and $79,122, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $13,900 and $11,807 of the March 31, 2022 and 2021 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2022, we had minimum purchase commitments with suppliers for raw material purchases totaling $59,869. As of March 31, 2022, we also had commitments of $171,619 for long term construction contracts.

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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2022 and for the twelve month period then ended.
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
The components of operating lease expense are as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Fixed operating lease expense	$45,158	$31,087
Variable operating lease expense	12,659	9,326
Total operating lease expense	$57,817	$40,413

Supplemental cash flow information related to operating leases is as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$45,144	$29,808
Right-of-use assets obtained in exchange for operating lease obligations, net	$79,241	$30,574

Maturities of lease liabilities at March 31, 2022 are as follows:

March 31, 2022
2023	$42,099
2024	34,669
2025	26,914
2026	21,419
2027 and thereafter	104,769
Total operating lease payments	229,870
Less imputed interest	38,342
Total operating lease liabilities	$191,528
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2022 foreign currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2022	2021
Weighted-average remaining lease term of operating leases	9.6 years	11.6 years

Weighted-average discount rate of operating leases	3.4%	4.1%

11. BUSINESS SEGMENT INFORMATION
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
For the year ended March 31, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 45.1% of our Dental segment revenues for the year ended March 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our segments is presented in the following tables.

Years Ended March 31,	2022	2021	2020
Revenues:
Healthcare	$2,845,467	$1,954,055	$1,986,809
Applied Sterilization Technologies	852,972	685,912	627,147
Life Sciences	524,964	467,552	416,939
Dental	361,661	—	—
Total revenues	$4,585,064	$3,107,519	$3,030,895
Operating income (loss):
Healthcare	626,098	427,089	420,709
Applied Sterilization Technologies	410,101	310,648	270,917
Life Sciences	216,188	180,796	144,088
Dental	84,441	—	—
Corporate	(260,059)	(219,153)	(207,015)
Total operating income before adjustments	$1,076,769	$699,380	$628,699
Less: Adjustments
Amortization of acquired intangible assets (1)	366,434	83,892	71,675
Acquisition and integration related charges (2)	205,788	35,634	8,225
Redomiciliation and tax restructuring costs (3)	301	1,592	3,699
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(2,350)	(500)	—
Net (gain) loss on divestiture of businesses (1)	(874)	2,030	1,770
Amortization of inventory and property "step up" to fair value (1)	81,804	5,600	2,392
COVID-19 incremental costs (4)	—	25,793	749
Restructuring charges (credit) (5)	48	(3,029)	3,143
Total operating income	$425,618	$548,368	$537,046
(1) For more information regarding our recent acquisitions and divestitures refer to Note 2 titled, "Business Acquisitions and Divestitures."
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

March 31,	2022	2021
Assets (1)
Healthcare and Life Sciences	$6,604,893	$3,600,182
Applied Sterilization Technologies	3,053,116	2,974,289
Dental	1,765,585	—
Total assets	$11,423,594	$6,574,471

Years Ended March 31,	2022	2021	2020
Capital Expenditures
Healthcare and Life Sciences	$84,487	$74,446	$84,648
Applied Sterilization Technologies	198,350	164,816	129,868
Dental	4,726	—	—
Total Capital Expenditures	$287,563	$239,262	$214,516
Depreciation, Depletion, and Amortization (2)
Healthcare and Life Sciences	$316,222	$106,266	$92,193
Applied Sterilization Technologies	115,925	112,971	105,042
Dental	120,957	—	—
Total Depreciation, Depletion, and Amortization	$553,104	$219,237	$197,235
(1) Amounts are still preliminary, as Cantel acquisition valuations have not been finalized.
(2) Fiscal 2022 totals include approximately $229,052, $35,531 and $113,099 for Healthcare and Life Sciences, Applied Sterilization Technologies, and Dental, respectively, of amortization of acquired intangible assets and amortization of property "step-up" to fair value. For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures."
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

March 31,	2022	2021
Property, Plant, and Equipment, Net (1)
Ireland	$60,275	$52,140
United States	881,057	673,784
Other locations	611,244	509,476
Property, Plant, and Equipment, Net	$1,552,576	$1,235,400
(1) Amounts are still preliminary, as Cantel acquisition valuations have not been finalized.

Years Ended March 31,	2022	2021	2020
Revenues:
Ireland	$82,011	$71,905	$63,821
United States	3,228,864	2,227,038	2,211,722
Other locations	1,274,189	808,576	755,352
Total Revenues	$4,585,064	$3,107,519	$3,030,895

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2022	2021	2020
Healthcare:
Capital equipment	$782,505	$588,864	$617,712
Consumables	1,004,605	510,946	486,425
Service	1,058,357	854,245	882,672
Total Healthcare Revenues	$2,845,467	$1,954,055	$1,986,809

Total Applied Sterilization Technologies Service Revenues	$852,972	$685,912	$627,147
Life Sciences:
Capital equipment	$142,281	$128,356	$112,747
Consumables	239,365	215,005	185,904
Service	143,318	124,191	118,288
Total Life Sciences Revenues	$524,964	467,552	416,939
Dental Revenues	$361,661	$—	$—
Total Revenues	$4,585,064	$3,107,519	$3,030,895

12. SHARES AND PREFERRED SHARES
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

Years ended March 31,	2022	2021	2020
Denominator (shares in thousands):
Weighted average shares outstanding—basic	97,535	85,203	84,778
Dilutive effect of share equivalents	791	695	863
Weighted average shares outstanding and share equivalents—diluted	98,326	85,898	85,641
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2022	2021	2020
Number of ordinary share options (shares in thousands)	243	348	285
Additional Authorized Shares
The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

13. REPURCHASES OF ORDINARY SHARES
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of March 31, 2022, there was approximately $308,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension was lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations.
From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25,000 (net of fees and commissions) pursuant to the authorizations. During fiscal 2021, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations. During fiscal 2020, we repurchased 273,259 of our ordinary shares for the aggregate amount of $40,000 (net of fees and commissions) pursuant to the authorizations.
During fiscal 2022, we obtained 244,395 of our ordinary shares in the aggregate amount of $30,775 in connection with share based compensation award programs. During fiscal 2021, we obtained 91,567 of our ordinary shares in the aggregate amount of $9,599 in connection with share based compensation award programs. During fiscal 2020, we obtained 122,884 of our ordinary shares in the aggregate amount of $11,235 in connection with share based compensation award programs.
14. SHARE-BASED COMPENSATION
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Board of Directors or Compensation and Organizational Development Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2022, 3,146,465 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2022, fiscal 2021 and fiscal 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Risk-free interest rate	1.10%	0.46%	2.26%
Expected life of options	5.9 years	6.0 years	6.2 years
Expected dividend yield of stock	0.95%	0.96%	1.22%
Expected volatility of stock	24.27%	23.04%	20.27%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.85%, 2.78% and 2.77% was applied in fiscal 2022, 2021 and 2020 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,637,047	$112.03
Granted	284,566	215.10
Exercised	(354,252)	77.79
Forfeited	(6,407)	165.10
Outstanding at March 31, 2022	1,560,954	$138.37	6.7 years	$161,397
Exercisable at March 31, 2022	854,998	$104.64	5.5 years	$117,243
We estimate that 692,204 of the non-vested stock options outstanding at March 31, 2022 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $241.77 closing price of our ordinary shares on March 31, 2022 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2022, 2021 and 2020 was $52,952, $39,055 and $57,683, respectively. Net cash proceeds from the exercise of stock options were $10,071, $26,726 and $34,731 for the years ended March 31, 2022, 2021 and 2020, respectively. The tax benefit from stock option exercises was $18,143, $11,559 and $16,440 for the years ended March 31, 2022, 2021 and 2020, respectively.
The weighted average grant date fair value of stock option grants was $37.52, $27.66 and $23.52 for the years ended March 31, 2022, 2021 and 2020, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of May 24, 2021, we no longer have outstanding SARS. The fair value of the outstanding SARS as of March 31, 2021 and 2020 was $494, and $544, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense were adjusted appropriately.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	533,323	29,500	$121.35
Granted	165,376	21,759	198.14
Vested	(192,633)	(15,621)	95.71
Forfeited	(20,556)	(1,961)	167.88
Non-vested at March 31, 2022	485,510	33,677	$157.37
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2022 was $19,890.
As of March 31, 2022, there was a total of $59,392 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.1 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Cantel Share Based Compensation Plan
In connection with the June 2, 2021 acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
A total 280,402 STERIS restricted share units replaced Cantel awards based on a ratio of one Cantel restricted share unit to 0.4262 STERIS restricted share units. These Cantel awards consisted of time and performance based awards. Cantel time based restricted share units were replaced with STERIS restricted share units with the same three-year pro-rata vesting terms based on the original award date. Performance based Cantel restricted share units were replaced with time based STERIS restricted share units that vest pro rata over the remaining one, two or three anniversaries from the original Cantel award date. The number of performance restricted share units was replaced based on the original target achievement level. All replacement restricted share units retained dividend accumulation rights.
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
During fiscal 2022, recognition of unamortized share-based compensation expense totaling $20,200 was accelerated in connection with the termination of certain Cantel employees in fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the restricted share units vested requiring acceleration of the remaining related compensation cost.
As of March 31, 2022, there was a total of $6,101 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the cost over a weighted average period of 1.1 years.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2021	—	$—
Granted	280,402	191.18
Vested	(223,267)	191.18
Forfeited	(11,413)	191.18
Non-vested at March 31, 2022	45,722	$191.18
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2022	2021	2020
Balance, Beginning of Year	$9,406	$7,381	$7,194
Liabilities assumed in acquisition of Cantel	4,769	—	—
Warranties issued during the period	12,571	10,574	12,311
Settlements made during the period	(12,638)	(8,549)	(12,124)
Balance, End of Year	$14,108	$9,406	$7,381

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

16. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. Further, we may hold forward foreign exchange contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S dollar. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2022, we held a foreign currency forward contract to sell 11.0 million euros. At March 31, 2022, we held commodity swap contracts to buy 801.6 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Prepaid & Other	$2,780	$57	$—	$—
Accrued expenses and other	—	—	198	367
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2022	2021	2020
Foreign currency forward contracts	Selling, general and administrative	$4,379	$1,178	$798
Commodity swap contracts	Cost of revenues	3,921	771	(660)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2022 and March 31, 2021:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Cash and cash equivalents	$348,320	$220,531	$348,320	$220,531	$—	$—	$—	$—
Forward and swap contracts (1)	2,780	57	—	—	2,780	57	—	—
Equity investments (2)	8,520	10,301	8,520	10,301	—	—	—	—
Other investments	2,272	2,665	2,272	2,665	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$198	$367	$—	$—	$198	$367	$—	$—
Deferred compensation plans (2)	1,240	1,715	1,240	1,715	—	—	—	—
Total debt (3)	3,088,356	1,650,540	—	—	2,991,680	1,722,459	—	—
Contingent consideration obligations (4)	10,550	19,642	—	—	—	—	10,550	19,642
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During fiscal 2022 and fiscal 2021, we recorded (losses) gains of $(775) and $594, respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Contingent Consideration
Balance at March 31, 2020	$15,988
Additions	3,486
Payments	(984)
Reductions and adjustments	1,175
Foreign currency translation adjustments	(23)
Balance at March 31, 2021	$19,642
Liabilities assumed in acquisition of Cantel	25,000
Additions	601
Payments	(32,336)
Adjustments	(2,350)
Foreign currency translation adjustments	(7)
Balance at March 31, 2022	$10,550
Additions and payments of contingent consideration obligations during fiscal year 2022 and 2021 were primarily related to our fiscal year 2022 and 2021 acquisitions. Adjustments are recorded in the selling, general and administrative line of the Consolidated Statements of Income. Refer to Note 2, "Business Acquisitions and Divestitures" for more information.
18. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2022, 2021 and 2020 were as follows:

	Defined Benefit Plans (1)			Foreign Currency Translation (2)			Total Accumulated Other Comprehensive Income (Loss)
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Beginning Balance	$(5,519)	$(6,813)	$(4,204)	$(55,724)	$(228,650)	$(155,574)	$(61,243)	$(235,463)	$(159,778)
Other Comprehensive Income (Loss) before reclassifications	11,148	4,622	1,505	(155,360)	172,926	(73,076)	(144,212)	177,548	(71,571)
Reclassified from Accumulated Other Comprehensive Income (Loss)	(4,353)	(3,328)	(4,114)	—	—	—	(4,353)	(3,328)	(4,114)
Net current-period Other Comprehensive Income (Loss)	6,795	1,294	(2,609)	(155,360)	172,926	(73,076)	(148,565)	174,220	(75,685)
Ending Balance	$1,276	$(5,519)	$(6,813)	$(211,084)	$(55,724)	$(228,650)	$(209,808)	$(61,243)	$(235,463)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

19. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2022
Revenues:
Product	$684,508	$697,256	$685,238	$489,279
Service	526,178	511,715	511,747	479,143
Total Revenues	1,210,686	1,208,971	1,196,985	968,422
Cost of Revenues:
Product	347,242	373,793	427,484	271,406
Service	291,822	297,064	289,157	270,734
Total Cost of Revenues	639,064	670,857	716,641	542,140
Gross Profit	571,622	538,114	480,344	426,282
Percentage of Revenues	47.2%	44.5%	40.1%	44.0%
Net Income Attributable to Shareholders	$52,261	$143,623	$69,811	$(21,807)
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.52	$1.44	$0.70	$(0.24)
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.52	$1.42	$0.69	$(0.24)

Fiscal 2021
Revenues:
Product	$427,614	$375,314	$339,504	$301,108
Service	445,917	433,610	416,628	367,824
Total Revenues	873,531	808,924	756,132	668,932
Cost of Revenues:
Product	231,658	202,881	175,798	154,739
Service	262,055	260,182	250,297	226,809
Total Cost of Revenues	493,713	463,063	426,095	381,548
Gross Profit	379,818	345,861	330,037	287,384
Percentage of Revenues	43.5%	42.8%	43.6%	43.0%
Net Income Attributable to Shareholders	$87,443	$114,501	$105,858	$89,598
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.02	$1.34	$1.24	$1.05
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$1.02	$1.33	$1.23	$1.05

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2022
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,355	$16,442		$1,840	(3)	$(5,266)	(4)	$24,371
Inventory valuation reserve	19,778	10,931	(2)	228	(3)	—		30,937
Deferred tax asset valuation allowance	14,143	2,888		8,906	(3)	(1,246)		24,691
Recorded within liabilities:
Casualty loss reserves	$23,283	$7,069		$44		$(4,270)		$26,126
Year ended March 31, 2021
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$12,051	$3,097		$349	(3)	$(4,142)	(4)	$11,355
Inventory valuation reserve	16,149	4,423	(2)	(794)	(3)	—		19,778
Deferred tax asset valuation allowance	13,891	2,684		277	(3)	(2,709)		14,143
Recorded within liabilities:
Casualty loss reserves	$23,228	$5,550		$2,542		$(8,037)		$23,283
Year ended March 31, 2020
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,645	$6,760		$(247)	(3)	$(4,107)	(4)	$12,051
Inventory valuation reserve	19,754	(4,105)	(2)	500	(3)	—		16,149
Deferred tax asset valuation allowance	13,478	3,327		(1,927)	(3)	(987)		13,891
Recorded within liabilities:
Casualty loss reserves	$19,742	$6,000		$3,007		$(5,521)		$23,228
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2022 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2022. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during fiscal 2022. Total assets of the acquired businesses represented approximately 48% of our total assets as of March 31, 2022 (of which 39% represent goodwill and intangible assets which were subjected to corporate controls) and approximately 21% of our total revenues for the year ended March 31, 2022. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2022.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc

Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during the year ended March 31, 2022, which are included in the fiscal 2022 consolidated financial statements of the Company and constituted approximately 48% of total assets as of March 31, 2022 and approximately 21% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during the year ended March 31, 2022.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 31, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
May 31, 2022

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Delinquent Section 16(a) Reports," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Shareholders (the "Proxy Statement").
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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,560,954	$138.37	3,146,465
Equity compensation plans not approved by security holders	—	—	—
Total	1,560,954	$138.37	3,146,465
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2022 and 2021.
Consolidated Statements of Income – Years ended March 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2022, 2021, and 2020.
Consolidated Statements of Cash Flows – Years ended March 31, 2022, 2021, and 2020.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2022, 2021, and 2020.
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

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference).

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

4.5
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to STERIS plc Form 10-K for the fiscal year ended March 31, 2021 (Commission File No. 001-38848), and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.2
Amendment No. 1 to STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2021 (Commission File No. 1-38848) and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.10
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.11
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.12
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.13
STERIS plc Form of Nonqualified Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.14
Amendment to STERIS plc Nonqualified Stock Option Agreement (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.15
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614) and incorporated herein by reference).*

10.16
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.17
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.18
STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Performance Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to STERIS plc Form 8-K filed June 1, 2017 (Commission File No. 1-37614), and incorporated herein by reference).*

10.20
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 1-37614), and incorporated herein by reference).*

10.21
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.22
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2021 (Commission File No. 001-38848) and incorporated herein by reference).*

10.23	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
STERIS plc Management Incentive Compensation Plan (As Amended and Restated Effective March 28, 2019) (filed as Exhibit 10.2 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).*

10.28
Amendment No. 1 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019) (filed as Exhibit 10.7 to the Form 10-K filed for fiscal year ended March 31, 2020 and incorporated herein by reference)*

10.29
Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.30
Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.31
STERIS plc Senior Executive Severance Plan, As Adopted effective March 28, 2019 (filed as Exhibit 10.3 to STERIS plc 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).*

10.32
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference). *

10.33
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.34
Form of Deed of Indemnity for STERIS plc directors and executive officers (filed as Exhibit 10.4 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848), and incorporated herein by reference).*

10.35
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.37
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

10.40	First Amendment (LIBOR Transition)

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

10.43
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Limited and each of the institutions signatory thereto (filed as Exhibit 10.6 to Form 8-K filed March 23, 2021 (Commission File No. 1-38848), and incorporated herein by reference).

10.44
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.45
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.46
Transition Agreement effective July 31, 2021, by and among STERIS Corporation, STERIS plc and Walter M Rosebrough Jr. (filed as Exhibit 10.3 to Form 10-Q filed November 11, 2021 (Commission File No. 1-38848), and incorporated herein by reference).*

21.1	Subsidiaries of STERIS plc.

22.1
List of Guarantor Subsidiaries with respect to the 2.700% Notes due 2031 and 3.750% Notes due 2051 issued by STERIS Irish Finco Unlimited Company (filed as Exhibit 22.1 to Form 10-K for the fiscal year ended March 31, 2021 (Commission File No. 001-38848), and incorporated by reference).

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
Not Applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 31, 2022	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ DANIEL A. CARESTIO	President, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2022
Daniel A. Carestio
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 31, 2022
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	May 31, 2022
Karen L. Burton
*	Chairman and Director	May 31, 2022
Mohsen M. Sohi
*	Director	May 31, 2022
Richard C. Breeden
*	Director	May 31, 2022
Daniel A. Carestio
*	Director	May 31, 2022
Cynthia L. Feldmann
*	Director	May 31, 2022
Christopher S. Holland
*	Director	May 31, 2022
Jacqueline B. Kosecoff
*	Director	May 31, 2022
Paul E. Martin
*	Director	May 31, 2022
Nirav R. Shah
*	Director	May 31, 2022
Richard M. Steeves

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 31, 2022	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors