Form 10-Q
period 2022-06-30
STERIS plc
filed 2022-08-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 4, 2022: 100,014,639

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316,327	$348,320
Accounts receivable (net of allowances of $23,121 and $24,371, respectively)	763,788	799,041
Inventories, net	620,404	574,999
Prepaid expenses and other current assets	147,428	156,637
Total current assets	1,847,947	1,878,997
Property, plant, and equipment, net	1,573,337	1,552,576
Lease right-of-use assets, net	182,357	188,480
Goodwill	4,321,176	4,404,343
Intangibles, net	3,193,032	3,328,537
Other assets	70,157	70,661
Total assets	$11,188,006	$11,423,594
Liabilities and equity
Current liabilities:
Accounts payable	$228,987	$225,737
Accrued income taxes	37,553	26,873
Accrued payroll and other related liabilities	137,580	183,721
Short-term lease obligations	35,560	36,472
Short-term indebtedness	151,000	142,875
Accrued expenses and other	317,643	306,544
Total current liabilities	908,323	922,222
Long-term indebtedness	2,846,446	2,945,481
Deferred income taxes, net	790,819	780,619
Long-term lease obligations	150,215	155,056
Other liabilities	73,075	75,579
Total liabilities	$4,768,878	$4,878,957
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 100,090 and 100,067 ordinary shares issued and outstanding, respectively	4,738,746	4,742,920
Retained earnings	2,057,175	1,999,244
Accumulated other comprehensive (loss)	(388,373)	(209,808)
Total shareholders’ equity	6,407,548	6,532,356
Noncontrolling interests	11,580	12,281
Total equity	6,419,128	6,544,637
Total liabilities and equity	$11,188,006	$11,423,594

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2022	2021

Revenues:
Product	$637,076	$489,279
Service	519,415	479,143
Total revenues	1,156,491	968,422
Cost of revenues:
Product	332,855	271,406
Service	305,838	270,734
Total cost of revenues	638,693	542,140
Gross profit	517,798	426,282
Operating expenses:
Selling, general, and administrative	334,626	393,752
Research and development	24,751	18,192
Restructuring expenses	26	14
Total operating expenses	359,403	411,958
Income from operations	158,395	14,324
Non-operating expenses, net:
Interest expense	22,674	21,812
Fair value adjustment related to convertible debt, premium liability	—	22,923
Interest (income) and miscellaneous expense	770	(1,434)
Total non-operating expenses, net	23,444	43,301
Income (loss) before income tax expense	134,951	(28,977)
Income tax expense (credit)	24,196	(7,075)
Net income (loss)	110,755	(21,902)
Less: Net (loss) attributable to noncontrolling interests	(507)	(95)
Net income (loss) attributable to shareholders	$111,262	$(21,807)

Net income (loss) per share attributed to shareholders
Basic	$1.11	$(0.24)
Diluted	$1.10	$(0.24)
Cash dividends declared per share ordinary outstanding	$0.43	$0.40

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021

Net income (loss)	$110,755	$(21,902)
Less: Net income (loss) attributable to noncontrolling interests	(507)	(95)
Net income (loss) attributable to shareholders	111,262	(21,807)

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plans cost, (net of taxes of $(6) and $174, respectively)	29	(507)
Change in cumulative currency translation adjustment	(178,594)	24,933
Total other comprehensive income (loss)	(178,565)	24,426
Comprehensive income (loss)	$(67,303)	$2,619

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021

Operating activities:
Net income (loss)	$110,755	$(21,902)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	138,863	83,621
Deferred income taxes	5,304	456
Share-based compensation expense	8,963	26,600
Loss on the disposal of property, plant, equipment, and intangibles, net	(972)	824
Loss on sale of businesses, net	3,878	419
Fair value adjustment related to convertible debt, premium liability	—	22,923
Other items	10,412	(2,334)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	26,335	41,732
Inventories, net	(58,076)	(1,660)
Other current assets	6,755	(6,747)
Accounts payable	6,492	(4,614)
Accruals and other, net	(26,963)	(41,892)
Net cash provided by operating activities	231,746	97,426
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(115,933)	(56,396)
Proceeds from the sale of property, plant, and equipment	1,288	217
Proceeds from the sale of businesses	5,228	—
Acquisition of businesses, net of cash acquired	—	(547,353)
Net cash used in investing activities	(109,417)	(603,532)
Financing activities:
Proceeds from issuance of senior public notes	—	1,350,000
Proceeds from term loan	—	650,000
Payments on term loan	(111,875)	(125,000)
Payments on long-term obligations	—	(721,284)
Proceeds (payments) under credit facilities, net	37,011	(249,421)
Deferred financing fees and debt issuance costs	—	(17,227)
Acquisition related deferred or contingent consideration	(84)	(25,150)
Repurchases of ordinary shares	(24,679)	(10,670)
Cash dividends paid to ordinary shareholders	(43,008)	(34,148)
Stock option and other equity transactions, net	1,221	1,710
Net cash (provided by) used in financing activities	(141,414)	818,810
Effect of exchange rate changes on cash and cash equivalents	(12,908)	1,539
Increase (decrease) in cash and cash equivalents	(31,993)	314,243
Cash and cash equivalents at beginning of period	348,320	220,531
Cash and cash equivalents at end of period	$316,327	$534,774

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net income (loss)	—	—	111,262	—	(507)	110,755
Other comprehensive income (loss)	—	—	—	(178,565)	—	(178,565)
Repurchases of ordinary shares	(126)	(14,356)	(10,323)	—	—	(24,679)
Equity compensation programs and other	149	10,182	—	—	—	10,182
Cash dividends – $0.43 per ordinary share	—	—	(43,008)	—	—	(43,008)
Other changes in noncontrolling interest	—	—	—	—	(194)	(194)
Balance at June 30, 2022	100,090	$4,738,746	$2,057,175	$(388,373)	$11,580	$6,419,128

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	(21,807)	—	(95)	(21,902)
Other comprehensive income	—	—	—	24,426	—	24,426
Repurchases of ordinary shares	(60)	(1,776)	(8,894)	—	—	(10,670)
Equity compensation programs and other	156	28,299		—	—	28,299
Cash dividends –$0.40 per ordinary share	—	—	(34,148)	—	—	(34,148)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Other changes in noncontrolling interest	—	—	—	—	52	52
Balance at June 30, 2021	99,746	$4,736,838	$1,874,559	$(36,817)	$10,435	$6,585,015

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2022 and 2021
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
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences, and Dental. We describe our business segments in Note 9 titled, "Business Segment Information."
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022. The Consolidated Balance Sheet at March 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2022 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2022, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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
For the Three Months Ended June 30, 2022 and 2021
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2023, $57,528 of the March 31, 2022 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2022, $35,722 of the March 31, 2021 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2022, the transaction price allocated to remaining performance obligations was approximately $1,574,000. We expect to recognize approximately 62% of the transaction price within one year and approximately 31% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2023

ASU 2021-08 "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.	October 2021	The standard provides guidance to improve the accounting for acquired revenue contracts with Customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer.	First Quarter Fiscal 2023	We adopted this standard effective April 1, 2022 with no material impact to our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2022.
2. Business Acquisitions and Divestitures
Acquisitions

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary.The total consideration for Cantel common stock and stock equivalents was $3,599,471. We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
In addition to the total purchase consideration, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
Fair Value of Assets Acquired and Liabilities Assumed
The table below presents the allocation of fair values of assets acquired and liabilities assumed on the acquisition date.

	March 31, 2022
	(As previously reported)	Adjustments	Final
Cash	$169,073	$—	$169,073
Accounts receivable	172,226	—	172,226
Inventory	249,221	—	249,221
Property, plant and equipment	267,360	(1,282)	266,078
Lease right-of-use assets, net	59,720	—	59,720
Other assets	72,864	—	72,864
Intangible assets	2,942,000	—	2,942,000
Goodwill	1,522,381	22,088	1,544,469
Total assets acquired	5,454,845	20,806	5,475,651
Convertible debt, par value	168,000	—	168,000
Other current liabilities	247,549	5,595	253,144
Long-term lease obligations	47,856	—	47,856
Deferred income taxes, net	670,685	15,211	685,896
Long-term indebtedness	721,284	—	721,284
Total liabilities assumed	1,855,374	20,806	1,876,180
Net assets acquired	$3,599,471	$—	$3,599,471

Fiscal 2023 and 2022 first quarter acquisition and integration expenses totaled $9,832 and $140,996, respectively and were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income and include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
For more information on the acquisition of Cantel, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2022	March 31, 2022

Raw materials	$211,453	$195,035
Work in process	107,267	76,021
Finished goods	341,109	334,880
Reserve for excess and obsolete inventory	(39,425)	(30,937)
Inventories, net	$620,404	$574,999

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2022	March 31, 2022
Land and land improvements (1)	$82,795	$84,015
Buildings and leasehold improvements	651,071	654,851
Machinery and equipment	899,970	903,649
Information systems	223,455	222,620
Radioisotope	603,761	597,641
Construction in progress (1)	402,795	356,013
Total property, plant, and equipment	2,863,847	2,818,789
Less: accumulated depreciation and depletion	(1,290,510)	(1,266,213)
Property, plant, and equipment, net	$1,573,337	$1,552,576
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	June 30, 2022	March 31, 2022

Short-term debt
Term Loan, current portion	$27,500	$27,500
Delayed Draw Term Loan, current portion	32,500	24,375
Private Placement Senior Notes	91,000	91,000
Total short-term debt	$151,000	$142,875

Long-term debt
Private Placement Senior Notes	$745,032	$758,726
Revolving Credit Facility	92,642	58,908
Deferred financing costs	(24,353)	(25,278)
Term Loan	65,625	177,500
Delayed Draw Term Loan	617,500	625,625
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,846,446	$2,945,481
Total debt	$2,997,446	$3,088,356
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2022	March 31, 2022
Accrued payroll and other related liabilities:
Compensation and related items	$83,416	$71,878
Accrued vacation/paid time off	14,108	13,669
Accrued bonuses	23,174	64,702
Accrued employee commissions	13,598	30,171
Other postretirement benefit obligations-current portion	1,190	1,190
Other employee benefit plans obligations-current portion	2,094	2,111
Total accrued payroll and other related liabilities	$137,580	$183,721
Accrued expenses and other:
Deferred revenues	$100,617	$110,791
Service liabilities	47,737	51,365
Self-insured risk reserves-current portion	11,421	8,995
Accrued dealer commissions	34,450	31,700
Accrued warranty	13,443	14,108
Asset retirement obligation-current portion	517	1,181
Accrued interest	18,073	10,014
Other	91,385	78,390
Total accrued expenses and other	$317,643	$306,544
Other liabilities:
Self-insured risk reserves-long-term portion	$19,213	$19,213
Other postretirement benefit obligations-long-term portion	7,070	7,335
Defined benefit pension plans obligations-long-term portion	3,601	1,772
Other employee benefit plans obligations-long-term portion	1,183	1,360
Accrued long-term income taxes	12,502	12,225
Asset retirement obligation-long-term portion	11,897	12,362
Other	17,609	21,312
Total other liabilities	$73,075	$75,579

7. Income Tax Expense
The effective income tax rates for the three-month periods ended June 30, 2022 and 2021 were 17.9% and 24.4%, respectively. The fiscal 2023 effective tax rate decreased when compared to fiscal 2022, primarily due to nonrecurring unfavorable items reported in the prior fiscal year.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $7,500 has been paid through June 30, 2022.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and "- Environmental Matters", and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims".
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
9. Business Segment Information
We report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

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
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company. Certain prior period costs were reallocated from the Healthcare segment to corporate to conform with current year presentation. The prior period segment operating income measure has been recast for comparability.
For the three months ended June 30, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 38.6% and 35.8% of our Dental segment revenues for the three months ended June 30, 2022 and 2021, respectively. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2022	2021
Revenues:
Healthcare	$698,526	$602,817
Applied Sterilization Technologies	220,911	208,902
Life Sciences	132,207	121,471
Dental	104,847	35,232
Total revenues	$1,156,491	$968,422
Segment operating income (loss):
Healthcare	$156,497	$138,373
Applied Sterilization Technologies	109,315	101,927
Life Sciences	55,305	49,088
Dental	19,596	10,119
Corporate	(75,943)	(77,273)
Total segment operating income	$264,770	$222,234
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,929	$41,741
Acquisition and integration related charges (2)	9,832	140,996
Tax restructuring costs (3)	173	(49)
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(3,100)	—
Net loss on divestiture of businesses (1)	3,878	419
Amortization of inventory and property "step up" to fair value (1)	1,637	24,789
Restructuring charges (4)	26	14
Total income from operations	$158,395	$14,324
 (1) For more information regarding our recent acquisitions and divestitures refer to note 2 titled, "Business Acquisitions and Divestitures" of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2023 and fiscal 2022 first quarter revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2022	2021
Healthcare:
Consumables	$252,032	$206,692
Capital equipment	179,134	150,890
Service	267,360	245,235
Total Healthcare Revenues	$698,526	$602,817
Total Applied Sterilization Technologies Revenues	$220,911	$208,902
Life Sciences:
Consumables	$59,557	$56,536
Capital equipment	40,499	32,745
Service	32,151	32,190
Total Life Sciences Revenues	$132,207	$121,471
Dental Revenues	$104,847	$35,232
Total Revenues	$1,156,491	$968,422
Additional geographic information regarding our revenues and property, plant and equipment, net is presented in the following tables:

	Three Months Ended June 30,
	2022	2021
Revenues:
Ireland	$18,176	$21,945
United States	834,101	679,250
Other locations	304,214	267,227
Total Revenues	$1,156,491	$968,422

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2022	2021
Weighted average shares outstanding—basic	100,082	90,152
Dilutive effect of share equivalents	640	840
Weighted average shares outstanding and share equivalents—diluted	100,722	90,992
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2022	2021
Number of share options	291	273
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of June 30, 2022, there was approximately $294,649 (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first three months of fiscal 2023, we repurchased 68,177 of our ordinary shares for the aggregate amount of $14,283 (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2023, we obtained 57,704 of our ordinary shares in the aggregate amount of $11,737 in connection with share based compensation award programs. During the first three months of fiscal 2022, we obtained 59,648 of our ordinary shares in the aggregate amount of $10,670 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of June 30, 2022, 2,812,252 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Risk-free interest rate	2.41%	1.16%
Expected life of options	5.8 years	5.8 years
Expected dividend yield of stock	0.80%	0.97%
Expected volatility of stock	24.45%	24.41%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.54% and 2.85% was applied in fiscal 2023 and 2022, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,560,954	$138.37
Granted	222,384	250.06
Exercised	(20,640)	53.20
Forfeited	(6,326)	200.62
Outstanding at June 30, 2022	1,756,372	$153.29	6.9 years	$105,081
Exercisable at June 30, 2022	1,109,471	$118.70	5.8 years	$97,397
We estimate that 624,686 of the non-vested stock options outstanding at June 30, 2022 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $206.15 closing price of our ordinary shares on June 30, 2022 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2023 and fiscal 2022 was $3,897 and $5,469, respectively. Net cash proceeds from the exercise of stock options were $1,221 and $1,710 for the first three months of fiscal 2023 and fiscal 2022, respectively.
The weighted average grant date fair value of stock option grants was $50.04 and $36.24 for the first three months of fiscal 2023 and fiscal 2022, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of May 24, 2021, we no longer have outstanding SARS.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	485,510	33,677	$157.37
Granted	119,588	5,824	227.46
Vested	(137,898)	(6,218)	121.81
Forfeited	(6,167)	(766)	164.04
Non-vested at June 30, 2022	461,033	32,517	$155.01
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2023 was $17,570.
As of June 30, 2022, there was a total of $88,105 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.4 years.
Cantel Share Based Compensation Plan
In connection with the acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
A total of 280,402 STERIS restricted share units replaced Cantel awards based on a ratio of one Cantel restricted share unit to 0.4262 STERIS restricted share units. Cantel time based restricted share units were replaced with STERIS restricted share units with the same three-year pro-rata vesting terms based on the original award date. Performance based Cantel restricted share units were replaced with time based STERIS restricted share units that vest pro rata over the remaining one, two or three anniversaries from the original Cantel award date. The number of Cantel performance restricted share units was replaced based on the original target achievement level. All replacement restricted share units retained dividend accumulation rights.
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
Recognition of unamortized share-based compensation expense totaling $197 and $18,545, for the first quarter of fiscal 2023 and 2022, respectively was accelerated in connection with the planned termination of certain Cantel executive level employees in fiscal 2023. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the remaining service required under the awards became non-substantive requiring acceleration of the remaining related compensation cost.
As of June 30, 2022, there was a total of $4,438 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the cost over a weighted average of 1.0 year.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	45,722	$191.18
Vested	(2,578)	191.18
Forfeited	(1,318)	191.18
Non-vested at June 30, 2022	41,826	$191.18
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
Changes in our warranty liability during the first three months of fiscal 2023 were as follows:

Warranties
Balance, March 31, 2022	$14,108
Warranties issued during the period	3,285
Settlements made during the period	(3,950)
Balance, June 30, 2022	$13,443
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of fiscal 2023, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2022, we held foreign currency forward contracts to sell 34.9 million euros. At June 30, 2022 we held commodity swap contracts to buy 601.2 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
Prepaid & Other	$1,330	$2,780	$—	$—
Accrued expenses and other	$—	$—	$783	$198

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2022	2021
Foreign currency forward contracts	Selling, general and administrative	$2,349	$1,428
Commodity swap contracts	Cost of revenues	$(2,824)	$664
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2022 and March 31, 2022:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$316,327	$348,320	$316,327	$348,320	$—	$—	$—	$—
Forward and swap contracts (1)	1,330	2,780	—	—	1,330	2,780	—	—
Equity investments(2)	7,178	8,520	7,178	8,520	—	—	—	—
Other investments	2,140	2,272	2,140	2,272	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$783	$198	$—	$—	$783	$198	$—	$—
Deferred compensation plans (2)	1,036	1,240	1,036	1,240	—	—	—	—
Total debt (3)	2,997,446	3,088,356	—	—	2,725,916	2,991,680	—	—
Contingent consideration obligations (4)	7,518	10,550		—	—	—	7,518	10,550
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the first quarter of fiscal 2023 and 2022, we recorded a (losses) of $(936) and $(16), respectively, related to these investments.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

(3) We estimate the fair value of our debt using discounted cash flow analyses, based on estimated current incremental borrowing rates for similar types of borrowing arrangements.
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2022 are summarized as follows:

Contingent Consideration
Balance at March 31, 2022	$10,550
Adjustments	(3,100)
Additions	106
Payments	(21)
Currency translation adjustments	(17)
Balance at June 30, 2022	$7,518

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2022 and 2021 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$1,276	$(211,084)	$(209,808)
Other Comprehensive (Loss) Income before reclassifications	154	(178,594)	(178,440)
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(125)	—	(125)
Net current-period Other Comprehensive (Loss) Income	29	(178,594)	(178,565)
Balance at June 30, 2022	$1,305	$(389,678)	$(388,373)
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

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021	$(5,519)	$(55,724)	$(61,243)
Other Comprehensive Income (Loss) before reclassifications	591	24,933	25,524
Amounts reclassified from Accumulated Other Comprehensive (Loss)	(1,098)	—	(1,098)
Net current-period Other Comprehensive (Loss)	(507)	24,933	24,426
Balance at June 30, 2021	$(6,026)	$(30,791)	$(36,817)
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 31, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 8, 2022

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2023 and fiscal 2022. It may also be helpful to refer to information in Item 1, "Business", Part I, Item 1A, "Risk Factors" and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022, and Part II, Item 1A. of this quarterly report, for a discussion of some of the matters that can adversely affect our business and results of operations.
In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. This information, discussion, and analysis may be important to you in making decisions about your investments in STERIS.
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
•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes: steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, pure steam/water systems, surgical lights and tables, and integrated operating room ("OR").
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
Acquisitions. On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC. ("Cantel"). Cantel’s Dental business extended our business into a new Customer segment where there is an increasing focus on infection prevention protocols and processes. This business is being reported as the Dental segment. The rest of Cantel was integrated into our existing Healthcare and Life Sciences segments. Additionally, the acquisition has and is expected to continue to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Fiscal 2023 and 2022 first quarter acquisition and integration expenses totaled $9.8 million and $141.0 million, respectively and were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income.
The results of Cantel are only reflected in the results of operations and cash flows from June 2, 2021 forward, which will affect results of comparability to the prior period operations and cash flows.
COVID-19 Pandemic and Macroeconomic Environment. The COVID-19 global pandemic and its direct and indirect impacts have led to disruptions in the market and the global and U.S. economies that may continue for a prolonged period. In response to the COVID-19 pandemic, various governmental authorities and private enterprises have implemented numerous containment measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A number of our global suppliers, vendors, and distributors are located in regions that have been adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, or have otherwise been disrupted by associated prevailing macroeconomic trends. This has led to product and labor shortages, shipping delays and an increase in raw material and component pricing as well as other inflationary pressures, particularly on our manufacturing costs.
Throughout the pandemic, we have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services. To date, we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. Nonetheless, in calendar 2022, supply chain disruptions and delays have limited and may continue to limit our ability to ship certain capital equipment, particularly in our Healthcare and Life Sciences business, negatively impacting capital equipment revenue growth. Within the Healthcare and Life Sciences businesses, approximately $35 million in capital equipment shipments were delayed in the first quarter of fiscal 2023. During the quarter we have seen recovery of elective procedures as the impact of the COVID-19 pandemic has subsided in many geographies. However, diminished staffing availability at hospitals appears to be a key variable limiting further recovery of procedure volumes to pre-pandemic levels.
We continue to pursue all available avenues to address supply chain disruptions, including purchases from third parties and brokers, qualifying alternative parts and suppliers, and obtaining prioritization from governmental agencies. We do not believe that the COVID-19 pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022, and within Item 1A. of this 10-Q, Part II.
Highlights. Revenues for the first quarter of fiscal 2023 were $1,156.5 million, representing an increase of 19.4% over the first quarter of fiscal 2022 revenues of $968.4 million. The increase reflects organic growth in all segments and added volume from Cantel, which was partially offset by unfavorable fluctuations in currencies, and the absence of revenue from our Renal care business, which was divested in January 2022.
Gross margin percentage for the first quarter of fiscal 2023 was 44.8%, compared to 44.0% for the first quarter of fiscal 2022. Favorable impacts from pricing, the Cantel acquisition, fluctuations in currencies, our recent divestitures, and mix and other adjustments, were partially offset by unfavorable impact from inflation and productivity.
Income from operations during the first quarter of fiscal 2023 was $158.4 million, compared to $14.3 million for the first quarter of fiscal 2022. In the fiscal 2022 period, we incurred $141.0 million in acquisition and integration expenses, which were primarily related to our acquisition of Cantel. The fiscal 2023 reduction in such expenses was partially offset by an increase in amortization of purchased intangible assets in the fiscal 2023 period.
Cash flows from operations were $231.7 million and free cash flow was $117.1 million in the first three months of fiscal 2023 compared to cash flows from operations of $97.4 million and free cash flow of $41.2 million in the first three months of fiscal 2022 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increases in cash flows from operations and free cash flows were primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, which was partially offset by higher capital expenditures in the fiscal 2023 period.
Our debt-to-total capital ratio was 31.9% at June 30, 2022 and 32.1% at March 31, 2022. During the first three months of fiscal 2023, we declared and paid a quarterly cash dividend of $0.43 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2023 is included in the subsection below titled “Results of Operations.”
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

We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles (capital expenditures) plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to pay cash dividends, fund growth outside of core operations, fund future debt principal repayments, and repurchase shares.
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$231,746	$97,426
Purchases of property, plant, equipment and intangibles, net	(115,933)	(56,396)
Proceeds from the sale of property, plant, equipment and intangibles	1,288	217
Free cash flow	$117,101	$41,247
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2023 compared with the same fiscal 2022 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three months ended June 30, 2022 to the revenues for the three months ended June 30, 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change	Percent Change

Total revenues	$1,156,491	$968,422	$188,069	19.4%

Revenues by type:
Service revenues	519,415	479,143	40,272	8.4%
Consumable revenues	416,825	298,887	117,938	39.5%
Capital equipment revenues	220,251	190,392	29,859	15.7%

Revenues by geography:
Ireland revenues	18,176	21,945	(3,769)	(17.2)%
United States revenues	834,101	679,250	154,851	22.8%
Other foreign revenues	304,214	267,227	36,987	13.8%
Revenues increased 19.4% to $1,156.5 million for the three months ended June 30, 2022, as compared to $968.4 million for the same period in the fiscal 2022, with growth in all segments. The increase reflects organic growth in all segments and added volume of $166.2 million from Cantel, which was partially offset by unfavorable fluctuations in currencies and the absence of revenue from our Renal care business, which was divested in January 2022.
Service revenues increased 8.4% for the first three months of fiscal 2023, as compared to the same period in fiscal 2022, reflecting organic growth in the Healthcare and the Applied Sterilization Technologies segments, as well as added volume from Cantel, which was partially offset by a slight decline in Life Sciences. Consumable revenues increased by 39.5% for the first three months of fiscal 2023, as compared to the same period in fiscal 2022, reflecting the added volume from Cantel and organic growth in the Life Sciences segment. Capital equipment revenues increased 15.7%, for the first three months of fiscal 2023, as compared to the same period in fiscal 2022, reflecting organic growth in the Healthcare and Life Sciences segments and added volume from Cantel.
Ireland revenues decreased 17.2% to $18.2 million for the three months ended June 30, 2022, as compared to $21.9 million for the same period in the prior year, reflecting declines in service, consumable and capital equipment revenues.
United States revenues increased 22.8% to $834.1 million for the three months ended June 30, 2022, as compared to $679.3 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues, primarily due to strong organic growth and the addition of Cantel.

Revenues from other foreign locations increased 13.8% to $304.2 million for the three months ended June 30, 2022, as compared to $267.2 million for the same period in the prior year, reflecting growth in Canada and in the Europe, Middle East & Africa ("EMEA"), Latin America and Asia Pacific regions.
Gross Profit. The following table compares our gross profit for the three months ended June 30, 2022 to the three months ended June 30, 2021:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021

Gross profit:
Product	$304,221	$217,873	$86,348	39.6%
Service	213,577	208,409	5,168	2.5%
Total gross profit	$517,798	$426,282	$91,516	21.5%
Gross profit percentage:
Product	47.8%	44.5%
Service	41.1%	43.5%
Total gross profit percentage	44.8%	44.0%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the first three months of fiscal 2023 was 44.8% compared to the gross profit percentage for the first three months of fiscal 2022 of 44.0%. Favorable impacts from pricing (130 basis points), the Cantel acquisition (50 basis points), fluctuations in currencies (30 basis points), our recent divestitures (20 basis points), and mix and other adjustments (320 basis points), were partially offset by unfavorable impact from inflation (420 basis points), and productivity (50 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2022 to the three months ended June 30, 2021:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$334,626	$393,752	$(59,126)	(15.0)%
Research and development	24,751	18,192	6,559	36.1%
Restructuring expenses	26	14	12	NM
Total operating expenses	$359,403	$411,958	$(52,555)	(12.8)%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased $59.1 million in the first three months of fiscal 2023, over the same period in fiscal 2022. In the fiscal 2022 period, we incurred $141.0 million in acquisition and integration expenses, which were primarily related to our acquisition of Cantel. The fiscal 2023 reduction in such expenses was partially offset by an increase in amortization of purchased intangible assets in the fiscal 2023 period.
Research and Development. For the three month period ended June 30, 2022, research and development expenses increased $6.6 million over the same period in fiscal 2022, largely due to the addition of Cantel. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2023, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$22,674	$21,812	$862
Fair value adjustment related to convertible debt, premium liability	—	22,923	(22,923)
Interest (income) and miscellaneous expense	770	(1,434)	2,204
Non-operating expenses, net	$23,444	$43,301	$(19,857)
Interest expense increased by $0.9 million during the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily due to higher interest rates on floating rate debt partially offset by lower principal amount of debt outstanding.
During the first quarter of fiscal 2022, we recorded a fair value adjustment of $22.9 million related to the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt refer to our Annual Report filed on Form 10-K, which was filed with the Securities and Exchange Commission on May 31, 2022.
Interest (income) and miscellaneous expense changed by $2.2 million during the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily due to losses on our equity investments. For more information refer to note 15 of our consolidated financial statements, titled "Fair Value Measurements".
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax (credit) expense	$24,196	$(7,075)	$31,271	NM
Effective income tax rate	17.9%	24.4%
NM - Not meaningful.
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
The effective income tax rates for the three month periods ended June 30, 2022 and 2021 were 17.9% and 24.4%, respectively. The fiscal 2023 effective tax rate decreased when compared to fiscal 2022, primarily due to nonrecurring unfavorable items reported in the prior fiscal year.
Business Segment Results of Operations. We report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company. Certain prior period costs were reallocated from the Healthcare segment to corporate to conform with current year presentation. The prior period segment operating income measure has been recast for comparability.
For the three months ended June 30, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 38.6% and 35.8% of our Dental segment revenues for the three months ended June 30, 2022 and 2021, respectively.
Additional information regarding our segments is included in our consolidated financial statements included our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Revenues:
Healthcare	$698,526	$602,817
Applied Sterilization Technologies	220,911	208,902
Life Sciences	132,207	121,471
Dental	104,847	35,232
Total revenues	$1,156,491	$968,422
Segment operating income (loss):
Healthcare	$156,497	$138,373
Applied Sterilization Technologies	109,315	101,927
Life Sciences	55,305	49,088
Dental	19,596	10,119
Corporate	(75,943)	(77,273)
Total segment operating income	$264,770	$222,234
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,929	$41,741
Acquisition and integration related charges (2)	9,832	140,996
Tax restructuring costs (3)	173	(49)
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(3,100)	—
Net loss on divestiture of businesses (1)	3,878	419
Amortization of inventory and property "step up" to fair value (1)	1,637	24,789
Restructuring charges (4)	26	14
Total income from operations	$158,395	$14,324
(1) For more information regarding our recent acquisitions and divestitures refer to note 2 titled, "Business Acquisitions and Divestitures" of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.

Healthcare revenues increased 15.9% to $698.5 million for the three months ended June 30, 2022, as compared to $602.8 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues of 21.9%, 18.7% and 9.0%, respectively. The increase is attributable to organic growth and the addition of Cantel, which were partially offset by unfavorable fluctuations in foreign currencies and the fiscal 2022 divestiture of our Renal care business. The Healthcare segment’s backlog was $521.7 million at June 30, 2022. Excluding Cantel, the Healthcare segment's backlog was $254.3 million at June 30, 2021. In addition to the added volume from Cantel, the increase is primarily due to built up demand and supply chain disruptions as a result of the COVID-19 pandemic.
Applied Sterilization Technologies segment revenues increased 5.7% to $220.9 million for the quarter ended June 30, 2022, as compared to $208.9 million for the same prior year period. The increase reflects organic growth, which was partially offset by unfavorable fluctuations in currencies.
Life Sciences segment revenues increased 8.8% to $132.2 million for the first three months ended June 30, 2022, as compared to $121.5 million for the same prior year period. This increase reflects growth in capital equipment and consumable revenues of 23.7% and 5.3% respectively. Service revenues remained essentially flat between the fiscal 2023 and 2022 periods. The increase also reflects organic growth and the impact of Cantel, which were partially offset by unfavorable fluctuations in foreign currencies. The Life Sciences segment’s backlog amounted to $92.7 million at June 30, 2022 and $92.1 million at June 30, 2021. The increase is primarily due to built up demand and supply chain disruptions as a result of the COVID-19 pandemic.
Dental segment revenues for first three months of fiscal 2023 were $104.8 million. Dental segment revenues for the month of June 2021 were $35.2 million. Revenue was somewhat limited by supply chain challenges in the fiscal 2023 first quarter.

The Healthcare segment operating income increased $18.1 million to $156.5 million for the first three months of fiscal 2023, as compared to $138.4 million for the same prior year period. The increase was primarily due to increased volume. The segment's operating margins were 22.4% and 23.0% for the first three months of fiscal 2023 and 2022, respectively. The decline is primarily due to increased supply chain and inflationary costs, and higher research and development, meeting and travel expenses in fiscal 2023.
The Applied Sterilization Technologies segment operating income increased $7.4 million to $109.3 million for the first three months of fiscal 2023, as compared to $101.9 million for the same prior year period. The segment’s operating margins were 49.5% and 48.8% for the first three months of fiscal 2023 and fiscal 2022, respectively. The increase in segment operating income and operating margin were primarily due to increased volume, which was partially offset by higher energy costs in fiscal 2023.
The Life Sciences segment operating income increased $6.2 million to $55.3 million for the first three months of fiscal 2023, as compared to $49.1 million for the same prior year period. The segment’s operating margins were 41.8% and 40.4% for the first three months of fiscal 2023 and fiscal 2022, respectively. The increase in segment operating income and operating margin were primarily due to increased volume and favorable mix within capital equipment shipments.
The Dental segment operating income and operating margin was $19.6 million and 18.7%, respectively for the first three months of fiscal 2023. The Dental segment operating income and operating margin was $10.1 million and 28.7%, for the month of June 2021. Segment operating income and operating margin were somewhat limited by supply chain challenges in the fiscal 2023 first quarter.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$231,746	$97,426
Net cash (used in) investing activities	$(109,417)	$(603,532)
Net cash provided by (used in) financing activities	$(141,414)	$818,810
Debt-to-total capital ratio	31.9%	34.3%
Free cash flow	$117,101	$41,247
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $231.7 million for the first three months of fiscal 2023 and $97.4 million for the first three months of fiscal 2022. The increase in fiscal 2023 period was primarily due to higher net income attainment, largely due to a decline in costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, as compared to the fiscal 2022 period.

Net Cash (Used In) Investing Activities – The net cash used in investing activities totaled $109.4 million for the first three months of fiscal 2023 and $603.5 million for the first three months of fiscal 2022. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2023 and fiscal 2022:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $115.9 million for the first three months of fiscal 2023 and $56.4 million during the same prior year period. The fiscal 2023 increase was primarily due to additional expenditures in our Applied Sterilization Technologies segment.
•Proceeds from the sale of business – During the first three months of fiscal 2023, we sold the remaining component of the animal healthcare business for $5.2 million.
•Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2022, we used $547.4 million for the acquisition of Cantel. For more information refer to our note 2 of our Consolidated Financial Statements titled, "Business Acquisitions and Divestitures".
Net Cash Provided by (Used In) Financing Activities – The net cash provided by financing activities amounted to $141.4 million for the first three months of fiscal 2023 compared with net cash used in financing activities of $818.8 million for the first three months of fiscal 2022. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2023 and fiscal 2022:
•Proceeds from Issuance of Senior Notes – During the first three months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to note 5 titled "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Proceeds from Term Loan – During the first three months of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our Delayed Draw Term Loan, refer to note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Payments on Term Loan – During the first three months of fiscal 2023, we repaid $111.9 million of our Term Loan. During the first three months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loan, refer to note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Payments on Long-term Obligations, net – During the first three months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt refer to note 2 of our Consolidated Financial Statements titled, "Business Acquisitions and Divestitures" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Proceeds (payments) under credit facilities, net – Net proceeds under credit facilities totaled $37.0 million in the first three months of fiscal 2023, compared to net payments under credit facilities of $249.4 million in the first three months of fiscal 2022. For more information on our credit facilities, refer to note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Deferred financing fees and debt issuance costs – During the first three months of fiscal 2022, we paid $17.2 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt, refer to note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
•Repurchases of ordinary shares – During the first three months of fiscal 2023, we purchased 61,677 of our ordinary shares in the aggregate amount of $12.9 million. During the first three months of fiscal 2023, we obtained 57,704 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.7 million. During the first three months of fiscal 2022, we obtained 59,648 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.7 million.
•Acquisition related deferred or contingent consideration – During the first three months of fiscal 2023 and fiscal 2022, we paid approximately $0.1 million and $25.2 million, respectively, in deferred and contingent consideration. The majority of the fiscal 2022 amount was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company.

•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2023, we paid total cash dividends of $43.0 million, or $0.43 per outstanding share. During the first three months of fiscal 2022, we paid total cash dividends of $34.1 million, or $0.40 per outstanding share.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2023 and fiscal 2022, we received cash proceeds totaling $1.2 million and $1.7 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $117.1 million in the first three months of fiscal 2023 compared to $41.2 million in the first three months of fiscal 2022 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increase in free cash flow was primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, which was partially offset by higher capital expenditures in the fiscal 2023 period.
Our debt-to-total capital ratio was 31.9% at June 30, 2022 and 34.3% at June 30, 2021.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022. Our commercial commitments were approximately $100.9 million at June 30, 2022, reflecting a net increase of $2.2 million in surety bonds and other commercial commitments from March 31, 2022. Outstanding borrowings under our Credit Agreement as of June 30, 2022 were $92.6 million. We had $15.0 million of letters of credit outstanding under the Credit Agreement at June 30, 2022.
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
The following tables present summarized results of operations for the three months ended June 30, 2022 and summarized balance sheet information at March 31, 2022 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Three Months Ended
June 30,
2022

Revenues	$511,512
Gross profit	280,378
Operating costs arising from transactions with non-issuers and non-guarantors - net	92,345
Income from operations	156,764
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	93,140
Net income	$123,902

Summarized Balance Sheet Information
( in thousands)
	June 30,	March 31,
	2022	2022
Receivables due from non-issuers and non-guarantor subsidiaries	$16,360,447	$16,033,719
Other current assets	472,828	400,776
Total current assets	$16,833,275	$16,434,495

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,998,340	$2,001,742
Goodwill	95,688	95,688
Other non-current assets	242,809	142,711
Total non-current assets	$2,336,837	$2,240,141

Payables due to non-issuers and non-guarantor subsidiaries	$17,534,254	$17,053,749
Other current liabilities	218,749	231,043
Total current liabilities	$17,753,003	$17,284,792

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,056,874	$1,102,873
Other non-current liabilities	3,041,636	3,134,777
Total non-current liabilities	$4,098,510	$4,237,650
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.

Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2022.
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
Refer to note 7 of our Consolidated Financial Statements titled, "Income Tax Expense" for more information.

Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, material and labor costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise,or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022. Our exposures to market risks have not changed materially since March 31, 2022.
Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2023, we entered into forward currency contracts in order to hedge a portion of our expected euro denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At June 30, 2022, we held foreign currency forward contracts to sell 34.9 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At June 30, 2022, we held commodity swap contracts to buy 601.2 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 31, 2022.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
We use a variety of raw materials, components, and devices in our global supply chains, production and distribution processes; significant labor and materials shortages, price increases, inflation or unavailability as a result of the COVID-19 pandemic or related macroeconomic factors could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products.
Our reliance on certain suppliers and vendors to secure raw materials, components and finished devices for use in our global supply chains, production and distribution processes, exposes us to risks of product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes or otherwise. In addition, several raw materials, components and finished devices are procured from a limited number of suppliers or are single-sourced due to the quality considerations or constraints associated with regulatory requirements. Many of these suppliers and vendors are located in regions that have been adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, or have otherwise been disrupted by associated prevailing macroeconomic trends. This has led to product shortages and an increase in raw material and component pricing. If these suppliers or vendors are unable or unwilling to deliver these materials, we may not be able to manufacture certain products at reasonable cost, without significant capital expenditures or at all, and our business and results of operations could suffer. In such cases, we may not be able to establish additional or replacement suppliers for such materials in a timely or cost-effective manner, including as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products, which could further negatively impact our business and results of operations. In addition, during calendar 2022, the U.S. and other markets have experienced significant and increasing inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic, which we anticipate will continue. The existence of inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and capital costs, higher shipping costs, increased costs of labor, weakening exchange rates and other similar effects. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses as well as negative impacts from weakening exchange rates, caused by the COVID-19 pandemic or as a result of associated prevailing macroeconomic factors, and may not be able to pass these cost increases on to our Customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation may also cause our Customers to reduce or delay orders for our products and services, which could have a material adverse impact on our revenues and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of June 30, 2022, there was approximately $294.6 million (net of taxes, fees and commissions) of remaining availability under a Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first three months of fiscal 2023, we repurchased 68,177 of our ordinary shares for the aggregate amount of $14.3 million (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2023, we obtained 57,704 of our ordinary shares in the aggregate amount of $11.7 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2023 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans		(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	—		$—		—	(1)	$308,932	(1)
May 1-31	—		—		—		308,932
June 1-30	68,177		209.50		68,177		294,649
Total	68,177	(2)	$209.50	(2)	68,177		$294,649
(1) See narrative above for details regarding the share repurchase program.
(2) Does not include 9 shares purchased during the quarter at an average price of $223.77 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION

On August 8, 2022, STERIS plc and STERIS Corporation entered into new or revised deeds of indemnity and indemnification agreements with each of the directors and executive officers of STERIS plc. These arrangements supersede all previous agreements and provide for the indemnification of, and advancement of expenses to, these persons, in connection with claims arising out of or to which they become subject to because of their service in such capacities. The description of these agreements set forth herein is not complete and is qualified in its entirety by reference to the full text of the forms of deed and agreement, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference.

10.1	Form of Deed of Indemnity for STERIS plc Directors and executive officers (Ireland and United Kingdom)*

10.2	Form of Deed of Indemnity for STERIS plc Directors and executive officers (Ireland)*

10.3	Form of Indemnification Agreement between STERIS Corporation and certain director and executive officers of STERIS plc*

15.1	Letter Re: Unaudited Interim Financial Information.

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
August 8, 2022