Form 10-Q
period 2022-09-30
STERIS plc
filed 2022-11-09
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 4, 2022: 99,822,953

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$258,259	$348,320
Accounts receivable (net of allowances of $22,196 and $24,371 respectively)	780,113	799,041
Inventories, net	644,936	574,999
Prepaid expenses and other current assets	204,991	156,637
Total current assets	1,888,299	1,878,997
Property, plant, and equipment, net	1,572,398	1,552,576
Lease right-of-use assets, net	174,073	188,480
Goodwill	3,705,140	4,404,343
Intangibles, net	3,077,492	3,328,537
Other assets	72,234	70,661
Total assets	$10,489,636	$11,423,594
Liabilities and equity
Current liabilities:
Accounts payable	$233,308	$225,737
Accrued income taxes	16,661	26,873
Accrued payroll and other related liabilities	133,839	183,721
Short-term lease obligations	33,968	36,472
Short-term indebtedness	151,000	142,875
Accrued expenses and other	304,039	306,544
Total current liabilities	872,815	922,222
Long-term indebtedness	2,873,936	2,945,481
Deferred income taxes, net	710,087	780,619
Long-term lease obligations	143,451	155,056
Other liabilities	75,900	75,579
Total liabilities	$4,676,189	$4,878,957
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 99,868 and 100,067 ordinary shares issued and outstanding, respectively	4,705,118	4,742,920
Retained earnings	1,695,087	1,999,244
Accumulated other comprehensive loss	(598,148)	(209,808)
Total shareholders’ equity	5,802,057	6,532,356
Noncontrolling interests	11,390	12,281
Total equity	5,813,447	6,544,637
Total liabilities and equity	$10,489,636	$11,423,594

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product	$666,394	$685,238	$1,303,470	$1,174,517
Service	534,123	511,747	1,053,538	990,890
Total revenues	1,200,517	1,196,985	2,357,008	2,165,407
Cost of revenues:
Product	351,079	427,484	683,934	698,890
Service	317,103	289,157	622,941	559,891
Total cost of revenues	668,182	716,641	1,306,875	1,258,781
Gross profit	532,335	480,344	1,050,133	906,626
Operating expenses:
Selling, general, and administrative	323,195	344,799	657,821	738,551
Goodwill impairment loss	490,565	—	490,565	—
Research and development	24,928	18,832	49,679	37,024
Restructuring expenses	62	210	88	224
Total operating expenses	838,750	363,841	1,198,153	775,799
Income (loss) from operations	(306,415)	116,503	(148,020)	130,827
Non-operating expenses, net:
Interest expense	26,123	23,036	48,797	44,848
Fair value adjustment related to convertible debt, premium liability	—	4,883	—	27,806
Interest (income) and miscellaneous expense	524	(1,023)	1,294	(2,457)
Total non-operating expenses, net	26,647	26,896	50,091	70,197
Income (loss) before income tax expense	(333,062)	89,607	(198,111)	60,630
Income tax expense (benefit)	(17,831)	19,982	6,365	12,907
Net income (loss)	(315,231)	69,625	(204,476)	47,723
Less: Net income (loss) attributable to noncontrolling interests	54	(186)	(453)	(281)
Net income (loss) attributable to shareholders	$(315,285)	$69,811	$(204,023)	$48,004

Net income (loss) per share attributed to shareholders
Basic	$(3.15)	$0.70	$(2.04)	$0.51
Diluted	$(3.15)	$0.69	$(2.04)	$0.50
Cash dividends declared per share ordinary outstanding	$0.47	$0.43	$0.90	$0.83

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(315,231)	$69,625	$(204,476)	$47,723
Less: Net income (loss) attributable to noncontrolling interests	54	(186)	(453)	(281)
Net income (loss) attributable to shareholders	(315,285)	69,811	(204,023)	48,004

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $(10), $174, $(16) and $348, respectively)	27	(507)	56	(1,014)
Change in cumulative currency translation adjustment	(209,802)	(68,409)	(388,396)	(43,476)
Total other comprehensive income (loss)	(209,775)	(68,916)	(388,340)	(44,490)
Comprehensive income (loss)	$(525,060)	$895	$(592,363)	$3,514

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2022	2021
Operating activities:
Net income	$(204,476)	$47,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	272,742	201,663
Deferred income taxes	(62,898)	3,129
Share-based compensation expense	20,511	37,910
Loss on the disposal of property, plant, equipment, and intangibles, net	(50)	537
Loss on sale of businesses, net	4,777	404
Fair value adjustment related to convertible debt, premium liability	—	27,806
Amortization of inventory fair value adjustments	2,477	85,154
Goodwill impairment loss	490,565	—
Other items	8,840	7,986
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,976)	15,932
Inventories, net	(97,987)	(57,897)
Other current assets	1,269	(66,337)
Accounts payable	15,675	(260)
Accruals and other, net	(112,899)	(34,984)
Net cash provided by operating activities	335,570	268,766
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(198,701)	(133,369)
Proceeds from the sale of property, plant, equipment and intangibles	1,323	387
Proceeds from the sale of businesses	5,228	—
Acquisition of businesses, net of cash acquired	(15,192)	(547,353)
Net cash used in investing activities	(207,342)	(680,335)
Financing activities:
Proceeds from issuance of senior public notes	—	1,350,000
Proceeds from term loan	—	650,000
Payments on long-term obligations	—	(721,284)
Payments on convertible debt	—	(371,361)
Payments on term loans	(126,875)	(125,000)
Proceeds (payments) under credit facilities, net	99,111	(65,021)
Deferred financing fees and debt issuance costs	—	(17,343)
Acquisition related deferred or contingent consideration	(153)	(25,262)
Repurchases of ordinary shares	(69,922)	(24,751)
Cash dividends paid to ordinary shareholders	(89,981)	(77,107)
Distributions to noncontrolling interest	—	(997)
Stock option and other equity transactions, net	1,458	7,829
Net cash provided by (used in) financing activities	(186,362)	579,703
Effect of exchange rate changes on cash and cash equivalents	(31,927)	(5,171)
Increase (decrease) in cash and cash equivalents	(90,061)	162,963
Cash and cash equivalents at beginning of period	348,320	220,531
Cash and cash equivalents at end of period	$258,259	$383,494

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2022	100,090	$4,738,746	$2,057,175	$(388,373)	$11,580	$6,419,128
Comprehensive income:
Net income (loss)	—	—	(315,285)	—	54	(315,231)
Other comprehensive (loss)	—	—	—	(209,775)	—	(209,775)
Repurchases of ordinary shares	(231)	(45,413)	170	—	—	(45,243)
Equity compensation programs and other	9	11,785	—	—	—	11,785
Cash dividends $0.47 per ordinary share	—	—	(46,973)	—	—	(46,973)
Other changes in noncontrolling interest	—	—	—	—	(244)	(244)
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447

	Six Months Ended September 30, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net (loss)	—	—	(204,023)	—	(453)	(204,476)
Other comprehensive (loss)	—	—	—	(388,340)	—	(388,340)
Repurchases of ordinary shares	(357)	(59,769)	(10,153)	—	—	(69,922)
Equity compensation programs and other	158	21,967	—	—	—	21,967
Cash dividends – $0.90 per ordinary share	—	—	(89,981)	—	—	(89,981)
Other changes in noncontrolling interest	—	—	—	—	(438)	(438)
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2021	99,746	$4,736,838	$1,874,559	$(36,817)	$10,435	$6,585,015
Comprehensive income:
Net income (loss)	—	—	69,811	—	(186)	69,625
Other comprehensive (loss)	—	—	—	(68,916)	—	(68,916)
Repurchases of ordinary shares	(71)	(5,866)	(8,215)	—	—	(14,081)
Equity compensation programs and other	236	17,209	—	—	—	17,209
Cash dividends – $0.43 per ordinary share	—	—	(42,959)	—	—	(42,959)
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	35	35
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931

	Six Months Ended September 30, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	48,004	—	(281)	47,723
Other comprehensive (loss)	—	—	—	(44,490)	—	(44,490)
Repurchases of ordinary shares	(131)	(7,642)	(17,109)	—	—	(24,751)
Equity compensation programs and other	392	45,508	—	—	—	45,508
Cash dividends – $0.83 per ordinary share	—	—	(77,107)	—	—	(77,107)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	87	87
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2022 and 2021
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
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences, and Dental. We describe our business segments in Note 9 titled "Business Segment Information."
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission ("SEC") on May 31, 2022. The Consolidated Balance Sheet at March 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2022 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2023.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2022, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2023, $67,218 of the March 31, 2022 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2022, $40,360 of the March 31, 2021 deferred revenue balance was recorded as revenue.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2022, the transaction price allocated to remaining performance obligations was approximately $1,561,000. We expect to recognize approximately 62% of the transaction price within one year and approximately 29% beyond one year. The remainder has yet to be scheduled for delivery.
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

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

2. Business Acquisitions
During the second quarter of fiscal 2023, we completed a tuck-in acquisition, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $21,892, including contingent deferred consideration of $6,700. Acquisition related costs are reported in the selling, general, and administrative expense line of the Consolidated Statements of Income and such amounts are not material. Purchase price allocation will be finalized within a measurement period not to exceed one year from closing.
On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary.The total consideration for Cantel common stock and stock equivalents was $3,599,471. We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
In addition to the total purchase consideration, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
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
Acquisition and integration expenses totaled $3,844 and $13,676 for the three and six months ended September 30, 2022, respectively. Acquisition and integration expenses totaled $17,404 and $158,400 for the three and six months ended September 30, 2021, respectively. These costs were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income and include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490,565 related to goodwill that arose with respect to assets acquired in the Cantel acquisition. For more information on the impairment loss, see Note 17 to our consolidated financial statements, titled "Goodwill."
For more information on the acquisition of Cantel, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2022	March 31, 2022

Raw materials	$224,186	$195,035
Work in process	103,072	76,021
Finished goods	357,854	334,880
Reserve for excess and obsolete inventory	(40,176)	(30,937)
Inventories, net	$644,936	$574,999

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2022	March 31, 2022
Land and land improvements (1)	$81,046	$84,015
Buildings and leasehold improvements	645,364	654,851
Machinery and equipment	909,916	903,649
Information systems	230,571	222,620
Radioisotope	599,197	597,641
Construction in progress (1)	429,675	356,013
Total property, plant, and equipment	2,895,769	2,818,789
Less: accumulated depreciation and depletion	(1,323,371)	(1,266,213)
Property, plant, and equipment, net	$1,572,398	$1,552,576
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	September 30, 2022	March 31, 2022

Short-term debt
Term Loan, current portion	$27,500	$27,500
Delayed Draw Term Loan, current portion	32,500	24,375
Private Placement Senior Notes	91,000	91,000
Total short-term debt	$151,000	$142,875

Long-term debt
Private Placement Senior Notes	$728,312	$758,726
Revolving Credit Facility	150,932	58,908
Deferred financing costs	(23,433)	(25,278)
Term Loan	58,750	177,500
Delayed Draw Term Loan	609,375	625,625
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,873,936	$2,945,481
Total debt	$3,024,936	$3,088,356
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2022	March 31, 2022
Accrued payroll and other related liabilities:
Compensation and related items	$67,723	$71,878
Accrued vacation/paid time off	12,796	13,669
Accrued bonuses	32,111	64,702
Accrued employee commissions	18,243	30,171
Other postretirement benefit obligations-current portion	1,190	1,190
Other employee benefit plans obligations-current portion	1,776	2,111
Total accrued payroll and other related liabilities	$133,839	$183,721
Accrued expenses and other:
Deferred revenues	$98,224	$110,791
Service liabilities	60,468	51,365
Self-insured risk reserves-current portion	11,913	8,995
Accrued dealer commissions	36,410	31,700
Accrued warranty	13,790	14,108
Asset retirement obligation-current portion	493	1,181
Accrued interest	10,090	10,014
Other	72,651	78,390
Total accrued expenses and other	$304,039	$306,544
Other liabilities:
Self-insured risk reserves-long-term portion	$19,213	$19,213
Other postretirement benefit obligations-long-term portion	6,906	7,335
Defined benefit pension plans obligations-long-term portion	3,523	1,772
Other employee benefit plans obligations-long-term portion	1,168	1,360
Accrued long-term income taxes	10,034	12,225
Asset retirement obligation-long-term portion	11,351	12,362
Other	23,705	21,312
Total other liabilities	$75,900	$75,579
7. Income Tax Expense
The effective income tax rates for the three month period ended September 30, 2022 and 2021 were 5.4% and 22.3%, respectively. The effective income tax rates for the six month period ended September 30, 2022 and 2021 were (3.2)% and 21.3%, respectively. The fiscal 2023 effective tax rate for the six month period ended September 30, 2022 decreased when compared to the prior year period, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
Income tax expense (benefit) is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.
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
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

examinations by tax authorities for years before fiscal 2016. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 and 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000 for the fiscal years 2016 through 2020, of which approximately $7,500 has been paid through September 30, 2022.
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
8. Commitments and Contingencies
We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, gases, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

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
For the three and six months ended September 30, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 40.1% and 42.1% of our Dental segment revenues for the three and six months ended September 30, 2022, respectively. These three Customers collectively accounted for approximately 40.6% and 39.5% of our Dental segment revenues for the three and six months ended September 30, 2021, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Healthcare	$732,813	$744,134	$1,431,339	$1,346,951
Applied Sterilization Technologies	232,358	204,892	453,269	413,794
Life Sciences	125,768	132,327	257,975	253,798
Dental	109,578	115,632	214,425	150,864
Total revenues	$1,200,517	$1,196,985	$2,357,008	$2,165,407
Segment operating income (loss):
Healthcare	$165,337	$168,335	$321,834	$306,709
Applied Sterilization Technologies	110,384	99,789	219,699	201,716
Life Sciences	48,619	57,519	103,924	106,607
Dental	28,059	32,392	47,655	42,511
Corporate	(67,056)	(79,497)	(142,999)	(156,771)
Total segment operating income	$285,343	$278,538	$550,113	$500,772
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,859	$74,791	$187,786	$116,531
Acquisition and integration related charges (2)	3,844	17,404	13,676	158,400
Tax restructuring costs (3)	77	159	251	110
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(3,100)	—
Net (gain) loss on divestiture of businesses (1)	899	(15)	4,777	404
Amortization of inventory and property "step up" to fair value (1)	2,452	69,486	4,089	94,276
Restructuring charges (4)	62	210	89	224
Goodwill impairment loss (5)	490,565	—	490,565	—
Total income from operations	$(306,415)	$116,503	$(148,020)	$130,827
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2023 and fiscal 2022 revenue is disclosed in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Healthcare:
Capital equipment	$212,484	$202,405	$391,618	353,295
Consumables	246,050	270,089	498,082	476,781
Service	274,279	271,640	541,639	516,875
Total Healthcare Revenues	$732,813	$744,134	$1,431,339	$1,346,951
Applied Sterilization Technologies Service Revenues	$232,358	$204,892	$453,269	$413,794
Life Sciences:
Capital equipment	$30,015	$34,186	$70,514	$66,931
Consumables	57,420	61,748	116,977	118,284
Service	38,333	36,393	70,484	68,583
Total Life Sciences Revenues	$125,768	$132,327	$257,975	$253,798
Dental Revenues	$109,578	$115,632	$214,425	$150,864
Total Revenues	$1,200,517	$1,196,985	$2,357,008	$2,165,407

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Ireland	$16,995	$20,046	$35,171	$41,991
United States	871,981	852,497	1,706,082	1,531,747
Other locations	311,541	324,442	615,755	591,669
Total Revenues	$1,200,517	$1,196,985	$2,357,008	$2,165,407

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2022	2021	2022	2021
Weighted average shares outstanding—basic	99,969	99,848	100,025	95,000
Dilutive effect of share equivalents(1)	—	841	—	840
Weighted average shares outstanding and share equivalents—diluted	99,969	100,689	100,025	95,840
(1) The dilutive effect of share equivalents is excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2022 due to our net losses for those periods.
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2022	2021	2022	2021
Number of share options	642	209	467	241
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of September 30, 2022, there was approximately $249,371 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first six months of fiscal 2023, we repurchased 292,487 of our ordinary shares for the aggregate amount of $59,561 (net of fees and commissions) pursuant to the authorizations.
During the first six months of fiscal 2023, we obtained 64,436 of our ordinary shares in the aggregate amount of $11,769 in connection with share based compensation award programs. During the first six months of fiscal 2022, we obtained 130,678 of our ordinary shares in the aggregate amount of $24,751 in connection with share based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of September 30, 2022, 2,797,136 ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

The following weighted-average assumptions were used for options granted during the first six months of fiscal 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Risk-free interest rate	2.44%	1.16%
Expected life of options	5.9 years	5.9 years
Expected dividend yield of stock	0.80%	0.97%
Expected volatility of stock	24.49%	24.37%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,560,954	$138.37
Granted	235,435	247.45
Exercised	(24,408)	50.99
Forfeited	(8,928)	205.25
Outstanding at September 30, 2022	1,763,053	$153.81	6.7 years	$58,929
Exercisable at September 30, 2022	1,118,754	$119.95	5.6 years	$57,462
We estimate that 626,912 of the non-vested stock options outstanding at September 30, 2022 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $166.28 closing price of our ordinary shares on September 30, 2022 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2023 and fiscal 2022 was $4,553 and $16,076, respectively. Net cash proceeds from the exercise of stock options were $1,458 and $7,829 for the first six months of fiscal 2023 and fiscal 2022, respectively.
The weighted average grant date fair value of stock option grants was $50.72 and $37.34 for the first six months of fiscal 2023 and fiscal 2022, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of May 24, 2021, we no longer have outstanding SARS.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	485,510	33,677	$157.37
Granted	124,558	13,030	226.03
Vested	(138,099)	(13,101)	125.48
Forfeited	(12,750)	(1,246)	179.57
Non-vested at September 30, 2022	459,219	32,360	$185.84
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2023 at the time of grant was $18,989.
As of September 30, 2022, there was a total of $80,182 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.3 years.
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
Recognition of unamortized share-based compensation expense totaling $18,545 was accelerated in connection with the planned termination of certain Cantel executive level employees in the first quarter of fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share based compensation plans and Cantel Executive Severance and Change of Control Plan, the remaining service required under the awards became non-substantive requiring acceleration of the remaining related compensation cost.
As of September 30, 2022, there was a total of $3,178 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the cost over a weighted average period of 1.0 year.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	45,722	$191.18
Granted	—	—
Vested	(2,729)	191.18
Forfeited	(3,738)	191.18
Non-vested at September 30, 2022	39,255	$191.18

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
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
Changes in our warranty liability during the first six months of fiscal 2023 were as follows:

Warranties
Balance, March 31, 2022	$14,108
Warranties issued during the period	6,204
Settlements made during the period	(6,522)
Balance, September 30, 2022	$13,790
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the second quarter of fiscal 2023, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2022, we held foreign currency forward contracts to buy 28.5 million British pounds sterling; and to sell 100.0 million Mexican pesos, and 78.8 million euros. At September 30, 2022, we held commodity swap contracts to buy 400.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022
Prepaid & Other	$2,324	$2,780	$—	$—
Accrued expenses and other	$—	$—	$1,230	$198
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2022	2021	2022	2021
Foreign currency forward contracts	Selling, general and administrative	$2,279	$1,143	$4,629	$2,571
Commodity swap contracts	Cost of revenues	$(358)	$28	$(3,183)	$693

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2022 and March 31, 2022:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$258,259	$348,320	$258,259	$348,320	$—	$—	$—	$—
Forward and swap contracts (1)	2,324	2,780	—	—	2,324	2,780	—	—
Equity investments(2)	6,363	8,520	6,363	8,520	—	—	—	—
Other investments	1,986	2,272	1,986	2,272	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$1,230	$198	$—	$—	$1,230	$198	$—	$—
Deferred compensation plans (2)	989	1,240	989	1,240	—	—	—	—
Debt (3)	3,024,936	3,088,356	—	—	2,591,744	2,991,680	—	—
Contingent consideration obligations (4)	14,538	10,550	—	—	—	—	14,538	10,550
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the second quarter and first half of fiscal 2023, we recorded losses of $643 and $1,727, respectively, related to these investments. During the second quarter and first half of fiscal 2022, we recorded losses of $213 and $229, respectively, related to these investments.
(3) We estimate the fair value of our debt using discounted cash flow analyses, based on estimated current incremental borrowing rates for similar types of borrowing arrangements.
(4) Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and capture the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2022 are summarized as follows:

Contingent Consideration
Balance at March 31, 2022	$10,550
Additions	7,181
Payments	(40)
Reductions	(3,100)
Currency translation adjustments	(53)
Balance at September 30, 2022	$14,538

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2022 and 2021 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$1,305	$1,276	$(389,678)	$(211,084)	$(388,373)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	149	303	(209,802)	(388,396)	(209,653)	(388,093)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(122)	(247)	—	—	(122)	(247)
Net current-period Other Comprehensive (Loss)	27	56	(209,802)	(388,396)	(209,775)	(388,340)
Balance at September 30, 2022	$1,332	$1,332	$(599,480)	$(599,480)	$(598,148)	$(598,148)
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

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(6,026)	$(5,519)	$(30,791)	$(55,724)	$(36,817)	$(61,243)
Other Comprehensive Income before reclassifications	585	1,176	(68,409)	(43,476)	(67,824)	(42,300)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(1,092)	(2,190)	—	—	(1,092)	(2,190)
Net current-period Other Comprehensive Income (Loss)	(507)	(1,014)	(68,409)	(43,476)	(68,916)	(44,490)
Balance at September 30, 2021	$(6,533)	$(6,533)	$(99,200)	$(99,200)	$(105,733)	$(105,733)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2022 and 2021
(dollars in thousands, except as noted)

17. Goodwill
Changes to the carrying amount of goodwill for the six months ended September 30, 2022 are as follows:

	Healthcare Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Dental Segment	Total
Balance at March 31, 2022	$2,326,830	$179,288	$1,432,858	$465,367	$4,404,343
Goodwill acquired	1,286	—	—	—	1,286
Measurement period adjustments to acquired goodwill	(21,624)	3,147	—	40,565	22,088
Impairment	—	—	—	(490,565)	(490,565)
Divestiture	(2,358)	—	—	—	(2,358)
Foreign currency translation adjustments	(61,102)	(2,449)	(150,736)	(15,367)	(229,654)
Balance at September 30, 2022	$2,243,032	$179,986	$1,282,122	$—	$3,705,140
We evaluate the recoverability of recorded goodwill annually at the reporting unit level during the third fiscal quarter, or when indicators of potential impairment exist. The Company's reporting units are equivalent to the reportable operating segments.
In connection with the preparation of our quarterly consolidated financial statements, we considered the risk of impairment due to deteriorating macroeconomic conditions including rising interest rates and inflationary pressures on material and labor costs, as well as uncertainty regarding the impact such economic strains will have on patient and Customer behavior in the short-term. Our conclusion, based on the qualitative assessment of these factors, was that it was more likely than not that the goodwill allocated to the Dental segment as of September 30, 2022 was impaired.
Our quantitative analysis to measure the extent of goodwill impairment compared the estimated fair value to the carrying value of the Dental segment. The fair value is estimated as the present value of future cash flows. Future cash flow projections are consistent with those used in our forecasting and strategic planning processes. The determination of the discount rate requires judgement and assumptions to be developed about the weighted average cost of capital that market participants would employ in evaluating the current fair value of the business. The macroeconomic factors that triggered the interim review are also the drivers of the increase in the weighted average cost of capital assumption.
In connection with the preparation of our quarterly consolidated financial statements, we identified and recognized, as of September 30, 2022, that the estimated fair value of the Dental segment is below the carrying value resulting in a non-cash goodwill impairment charge of $490,565. The impairment charge was recorded within “Goodwill impairment loss” in the Consolidated Statements of Income during the three-month period ended September 30, 2022.
Our review as of September 30, 2022 did not indicate that impairment of goodwill was more likely than not for any of the remaining segments during the period. The annual goodwill impairment review will be conducted in the third quarter of fiscal 2023 as planned.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and six-month periods ended September 30, 2022 and 2021 and the consolidated statement of cash flows for the six- month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 9, 2022

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the second quarter and first half of fiscal 2023 and fiscal 2022. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission ("SEC") on May 31, 2022, including information in Item 1, "Business", Part I, Item 1A, "Risk Factors" and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was filed with the SEC on August 8, 2022, for a discussion of some of the matters that can adversely affect our business and results of operations.
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

•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprocessing services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.
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
We operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements titled "Business Segment Information."
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
Acquisitions. During the second quarter of fiscal 2023, we completed a tuck-in acquisition, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $21.9 million, including contingent deferred consideration of $6.7 million.
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
The results of Cantel are reflected in the results of operations and cash flows from June 2, 2021 forward, which will affect comparability to the prior period results of operations and cash flows.
Acquisition and integration expenses totaled $3.8 million and $13.7 million for the three and six months ended September 30, 2022, respectively. Acquisition and integration expenses totaled $17.4 million and $158.4 million for the three and six months ended September 30, 2021, respectively.These costs were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the selling, general and administrative expenses line of our Consolidated Statements of Income.
During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490.6 million related to goodwill that arose with respect to assets acquired in the Cantel acquisition.

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
Throughout the pandemic, we have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services. To date, we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. Nonetheless, in calendar 2022, supply chain disruptions and delays have limited and may continue to limit our ability to ship certain capital equipment, particularly in our Healthcare and Life Sciences business, negatively impacting capital equipment revenue growth. Within the Healthcare and Life Sciences businesses, approximately $70 million in capital equipment shipments were delayed in the second quarter of fiscal 2023.
We continue to pursue all available avenues to address supply chain disruptions, including purchases from third parties and brokers, qualifying alternative parts and suppliers, and obtaining prioritization from governmental agencies. We do not believe that the COVID-19 pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022, and Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was filed with the SEC on August 8, 2022.
Highlights. Revenues increased 0.3% to $1,200.5 million for the three months ended September 30, 2022, as compared to $1,197.0 million for the same period in the prior year. Revenues increased 8.8% to $2,357.0 million for the six months ended September 30, 2022, as compared to $2,165.4 million in the same period in the prior year. These increases reflect organic growth in the Healthcare, Applied Sterilization Technologies, and Life Sciences segments, and added volume from Cantel, offset by unfavorable fluctuations in currencies and divestiture activity.
Gross profit percentage for the second quarter of fiscal 2023 was 44.3% compared to the gross profit percentage for the second quarter of fiscal 2022 of 40.1%. Gross profit percentage for the first half of fiscal 2023 was 44.6% compared to the gross profit percentage for the first half of fiscal 2022 of 41.9%. Favorable impacts from mix, pricing, and other adjustments were partially offset by unfavorable impacts from inflation and productivity.
Operating loss for the second quarter of fiscal 2023 was $(306.4) million, compared to operating income of $116.5 million for second quarter of fiscal 2022. Operating loss during the first half of fiscal 2023 was $(148.0) million, compared to operating income of $130.8 million for the first half of fiscal 2022. In the fiscal 2022 periods, we incurred additional acquisition and integration expenses, which were primarily related to our acquisition of Cantel. There were no material acquisition and integration expenses incurred during the first six months of fiscal 2023. The fiscal 2023 reduction in such expenses was more than offset by a one time goodwill impairment charge of $490.6 million as well as an increase in amortization of purchased intangible assets in the fiscal 2023 periods.
Cash flows from operations were $335.6 million and free cash flow was $138.2 million in the first half of fiscal 2023 compared to cash flows from operations of $268.8 million and free cash flow of $135.8 million for first half of fiscal 2022 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increases in cash flows from operations and free cash flows were primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, which was partially offset by increased capital spending in the fiscal 2023 period, mainly due to timing.
Our debt-to-total capital ratio was 34.3% at September 30, 2022 and 32.1% at March 31, 2022. During the first half of fiscal 2023, we declared and paid cash dividends totaling $0.90 per ordinary share.
Additional information regarding our financial performance during the second quarter and first half of fiscal 2023 is included in the subsection below titled “Results of Operations.”
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
These non-GAAP financial measures are presented with the intent of providing greater transparency to supplemental financial information used by management and the Board of Directors in their financial analysis and operational decision-

making. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented.
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$335,570	$268,766
Purchases of property, plant, equipment and intangibles, net	(198,701)	(133,369)
Proceeds from the sale of property, plant, equipment and intangibles	1,323	387
Free cash flow	$138,192	$135,784
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2023 compared with the same fiscal 2022 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2022 to the revenues for the three and six months ended September 30, 2021:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change	Percent Change

Total revenues	$1,200,517	$1,196,985	$3,532	0.3%

Revenues by type:
Service revenues	534,123	511,747	22,376	4.4%
Consumable revenues	413,411	447,799	(34,388)	(7.7)%
Capital equipment revenues	252,983	237,439	15,544	6.5%

Revenues by geography:
Ireland revenues	16,995	20,046	(3,051)	(15.2)%
United States revenues	871,981	852,497	19,484	2.3%
Other foreign revenues	311,541	324,442	(12,901)	(4.0)%
Revenues increased 0.3% to $1,200.5 million for the three months ended September 30, 2022, as compared to $1,197.0 million for the same period in the prior year. The increase was primarily related to organic growth in the Healthcare and Applied Sterilization Technologies segments , offset by unfavorable fluctuations in currencies and recent divestiture activity.

Service revenues increased 4.4% for the three months ended September 30, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies business segments. Consumable revenues decreased by 7.7% for the three months ended September 30, 2022, as compared to the same period in the prior year, reflecting declines in the Healthcare, Life Sciences and Dental segments. Capital equipment revenues increased 6.5% for the three months ended September 30, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare segment, which was partially offset by a decline in the Life Sciences segment.
Ireland revenues decreased 15.2% to $17.0 million for the three months ended September 30, 2022, as compared to $20.0 million for the same period in the prior year, reflecting declines in service, consumable and capital equipment revenues.
United States revenues increased 2.3% to $872.0 million for the three months ended September 30, 2022, as compared to $852.5 million for the same period in the prior year, reflecting growth in service revenues, which was partially offset by declines in consumable and capital equipment revenues.
Revenues from other foreign locations, decreased 4.0% to $311.5 million for the three months ended September 30, 2022, as compared to $324.4 million for the same period in the prior year. Declines in the Europe, Middle East & Africa ("EMEA") and Asia Pacific regions, where partially offset by growth within Canada and the Latin American region.

	Six Months Ended September 30,
(dollars in thousands)	2022	2021	Change	Percent Change

Total revenues	$2,357,008	$2,165,407	$191,601	8.8%

Revenues by type:
Service revenues	1,053,538	990,890	62,648	6.3%
Consumable revenues	830,236	746,686	83,550	11.2%
Capital equipment revenues	473,234	427,831	45,403	10.6%

Revenues by geography:
Ireland revenues	35,171	41,991	(6,820)	(16.2)%
United States revenues	1,706,082	1,531,747	174,335	11.4%
Other foreign revenues	615,755	591,669	24,086	4.1%

Revenues increased 8.8% to $2,357.0 million for the six months ended September 30, 2022, as compared to $2,165.4 million for the same period in the prior year. The increase was primarily related to organic growth in the Healthcare, Applied Sterilization Technologies and Life Sciences segments, and added volume of $166.2 million from the Cantel acquisition, offset by unfavorable fluctuations in currencies and recent divestiture activity.
Service revenues increased 6.3% for the six months ended September 30, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare, Applied Sterilization Technologies, and Life Sciences segments. Consumable revenues increased by 11.2% for the six months ended September 30, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare and Dental segments, which were partially offset by a slight decline in the Life Sciences segment. Capital equipment revenues increased 10.6% for the six months ended September 30, 2022, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues decreased 16.2% to $35.2 million for the six months ended September 30, 2022, as compared to $42.0 million for the same period in the prior year, reflecting declines in service, consumable, and capital equipment revenues.
United States revenues increased 11.4% to $1,706.1 million for the six months ended September 30, 2022, as compared to $1,531.7 million for the same period in the prior year, reflecting growth in service and capital equipment revenues, which were partially offset by a decline in consumable revenues.
Revenues from other foreign locations increased 4.1% to $615.8 million for the six months ended September 30, 2022, as compared to $591.7 million for the same period in the prior year. The increase reflects growth within the EMEA and Latin American regions, which was partially offset by declines in Canada and the Asia Pacific region.

Gross Profit. The following tables compare our gross profit for the three and six months ended September 30, 2022 to the three and six months ended September 30, 2021:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Gross profit:
Product	$315,315	$257,754	$57,561	22.3%
Service	217,020	222,590	(5,570)	(2.5)%
Total gross profit	$532,335	$480,344	$51,991	10.8%
Gross profit percentage:
Product	47.3%	37.6%
Service	40.6%	43.5%
Total gross profit percentage	44.3%	40.1%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Gross profit:
Product	$619,536	$475,627	$143,909	30.3%
Service	430,597	430,999	(402)	(0.1)%
Total gross profit	$1,050,133	$906,626	$143,507	15.8%
Gross profit percentage:
Product	47.5%	40.5%
Service	40.9%	43.5%
Total gross profit percentage	44.6%	41.9%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2023 was 44.3% compared to the gross profit percentage for the second quarter of fiscal 2022 of 40.1%. Favorable impacts from pricing (160 basis points), divestiture activity (50 basis points), fluctuations in currencies (20 basis points), and mix and other adjustments (710 basis points) were partially offset by unfavorable impacts from inflation (400 basis points), productivity (100 basis points), and volume (40 basis points).
Gross profit percentage for the first half of fiscal 2023 was 44.6% compared to the gross profit percentage for the first half of fiscal 2022 of 41.9%. Favorable impacts from mix and other adjustments (520 basis points), pricing (150 basis points), and acquisition and divestiture activity (80 basis points), were partially offset by unfavorable impacts from inflation (410 basis points) and productivity (80 basis points).
The gross profit percentages reported for the fiscal 2022 periods were negatively impacted by the step up to fair value of the inventory held by Cantel at the time of acquisition which is reflected in the improvement identified as mix and other adjustments above.
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2022 to the three and six months ended September 30, 2021:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$323,195	$344,799	$(21,604)	(6.3)%
Goodwill impairment loss	490,565	—	490,565	NM
Research and development	24,928	18,832	6,096	32.4%
Restructuring expenses	62	210	(148)	(70.5)%
Total operating expenses	$838,750	$363,841	$474,909	130.5%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$657,821	$738,551	$(80,730)	(10.9)%
Goodwill impairment loss	490,565	—	490,565	NM
Research and development	49,679	37,024	12,655	34.2%
Restructuring expenses	88	224	(136)	(60.7)%
Total operating expenses	$1,198,153	$775,799	$422,354	54.4%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 6.3% and 10.9% in the second quarter and first half of fiscal 2023, respectively over the same prior year periods. In the fiscal 2022 periods, we incurred additional acquisition and integration expenses, which were primarily related to our acquisition of Cantel. The fiscal 2023 reduction in such expenses was partially offset by an increase in amortization of purchased intangible assets in the fiscal 2023 periods.
Goodwill impairment loss. Goodwill impairment loss of $490.6 million was recorded during the second quarter of fiscal 2023 as the result of an interim assessment of the fair value of the Dental segment. For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."
Research and Development. Research and development expenses increased 32.4% and 34.2% in the second quarter and first half of fiscal 2023, respectively over the same prior year periods, largely due to the addition of Cantel. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2023, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following tables compare our net non-operating expenses for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$26,123	$23,036	$3,087
Fair value adjustment related to convertible debt, premium liability	—	4,883	(4,883)
Interest income and miscellaneous expense	524	(1,023)	1,547
Non-operating expenses, net	$26,647	$26,896	$(249)

	Six Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$48,797	$44,848	$3,949
Fair value adjustment related to convertible debt, premium liability	—	27,806	(27,806)
Interest income and miscellaneous expense	1,294	(2,457)	3,751
Non-operating expenses, net	$50,091	$70,197	$(20,106)
Interest expense increased $3.1 million and $3.9 million during the second quarter and first half of fiscal 2023 as compared to the prior year periods, primarily due to higher interest rates on floating rate debt partially offset by lower principal amount of debt outstanding. For more information, refer to Note 5 of our consolidated financial statements titled, "Debt."

During the second quarter and first half of fiscal 2022, we recorded fair value adjustments of $4.9 million and $27.8 million, respectively, based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
Interest (income) and miscellaneous expense increased by $1.5 million and $3.8 million during the first quarter and first half of fiscal 2023, respectively, as compared to the prior year periods, primarily due to losses recognized as a result of mark to market adjustments of our equity investments. For more information, refer to Note 15 of our consolidated financial statements, titled "Fair Value Measurements".
Income Tax Expense. The following tables compare our income tax expense (benefit) and effective income tax rates for the three and six months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax expense (benefit)	$(17,831)	$19,982	$(37,813)	(189.2)%
Effective income tax rate	5.4%	22.3%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax expense	$6,365	$12,907	$(6,542)	(50.7)%
Effective income tax rate	(3.2)%	21.3%
We record income tax expense (benefit) during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.
The effective income tax rates for the three month period ended September 30, 2022 and 2021 were 5.4% and 22.3%, respectively. The effective income tax rates for the six month period ended September 30, 2022 and 2021 were (3.2)% and 21.3%, respectively. The fiscal 2023 effective tax rate for the six month period ended September 30, 2022 decreased when compared to the prior year period, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
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
For the three and six months ended September 30, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 40.1% and 42.1% of our Dental segment revenues for the three and six months ended September 30, 2022, respectively. These three Customers collectively accounted for approximately 40.6% and 39.5% of our Dental segment revenues for the three and six months ended September 30, 2021, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Healthcare	$732,813	$744,134	$1,431,339	$1,346,951
Applied Sterilization Technologies	232,358	204,892	453,269	413,794
Life Sciences	125,768	132,327	257,975	253,798
Dental	109,578	115,632	214,425	150,864
Total revenues	$1,200,517	$1,196,985	$2,357,008	$2,165,407
Segment operating income (loss):
Healthcare	$165,337	$168,335	$321,834	$306,709
Applied Sterilization Technologies	110,384	99,789	219,699	201,716
Life Sciences	48,619	57,519	103,924	106,607
Dental	28,059	32,392	47,655	42,511
Corporate	(67,056)	(79,497)	(142,999)	(156,771)
Total segment operating income	$285,343	$278,538	$550,113	$500,772
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,859	$74,791	$187,786	$116,531
Acquisition and integration related charges (2)	3,844	17,404	13,676	158,400
Tax restructuring costs (3)	77	159	251	110
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(3,100)	—
Net (gain) loss on divestiture of businesses (1)	899	(15)	4,777	404
Amortization of inventory and property "step up" to fair value (1)	2,452	69,486	4,089	94,276
Restructuring charges (4)	62	210	89	224
Goodwill impairment loss (5)	490,565	—	490,565	—
Total income from operations	$(306,415)	$116,503	$(148,020)	$130,827
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."
Healthcare revenues decreased 1.5% to $732.8 million for the three months ended September 30, 2022, as compared to $744.1 million in the same prior year period. This decrease reflects a decline in consumable revenues of 8.9%, which was partially offset by growth in capital equipment and service revenues of 5.0%, and 1.0%, respectively, and reflects the impact of divestiture activity and unfavorable fluctuations in currencies. Healthcare revenues increased 6.3% to $1,431.3 million for the six months ended September 30, 2022, as compared to $1,347.0 million in the same prior year period. This increase reflects growth in capital equipment, service and consumable revenues of 10.9%, 4.8% and 4.5%, respectively and reflects the favorable impact of the Cantel acquisition and organic growth, partially offset by divestiture activity and unfavorable fluctuations in currencies.
The Healthcare segment’s backlog at September 30, 2022, was $533.1 million. Excluding Cantel, the Healthcare segment's backlog was $311.2 million at September 30, 2021. In addition to the added volume from Cantel, the increase is primarily due to built up demand and supply chain disruptions as a result of the COVID-19 pandemic.

Applied Sterilization Technologies segment revenues increased 13.4% to $232.4 million for the three months ended September 30, 2022, as compared to $204.9 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 9.5% to $453.3 million for the six months ended September 30, 2022, as compared to $413.8 million for the same prior year period. The fiscal 2023 increases are primarily due to organic growth and pricing, partially offset by unfavorable fluctuations in currencies.
Life Sciences revenues decreased 5.0% to $125.8 million for the three months ended September 30, 2022, as compared to $132.3 million for the same prior year period. This decrease reflects declines in capital equipment and consumable revenues of 12.2% and 7.0%, respectively, which were partially offset by a 5.3% increase in service revenues. The decline was driven by unfavorable fluctuations in currencies, divestiture activity, and organic volume declines, which exceeded favorable impacts from pricing.
Life Sciences revenues increased 1.6% to $258.0 million for the six months ended September 30, 2022, as compared to $253.8 million for the same prior year period. This increase reflects growth in capital equipment and service revenues of 5.4%, and 2.8% respectively, which were partially offset by a 1.1% decline in consumable revenue. The increase was driven by favorable organic growth, pricing, and the Cantel acquisition, which exceeded the negative impacts of currency fluctuations and divestiture activity.
The Life Sciences segment’s backlog at September 30, 2022 amounted to $99.5 million, representing an increase of 1.2% as compared to the backlog of $98.3 million at September 30, 2021. The increase is primarily due to built up demand and supply chain disruptions as a result of the COVID-19 pandemic.
Dental segment revenues for the three months ended September 30, 2022 decreased to $109.6 million from $115.6 million for the same prior year period. The decline was the result of lower volume and currency fluctuations, which exceeded the favorable impact of pricing. Dental segment revenues for the six months ended September 30, 2022 and September 30, 2021 were $214.4 million and $150.9 million, respectively. The increase was driven by the timing of the Cantel acquisition.
The Healthcare segment’s operating income decreased 1.8% to $165.3 million for the three months ended September 30, 2022, as compared to $168.3 million in the same prior year period. The segment's operating margins were 22.6% and 22.6% for the second quarter of fiscal 2023 and 2022, respectively. The decrease in operating income was primarily due to unfavorable impacts from supply chain, inflation, and divestiture activity, which exceeded the benefit of improved volume and price. The Healthcare segment’s operating income increased 4.9% to $321.8 million for the six months ended September 30, 2022, as compared to $306.7 million in the same prior year period, primarily due to increased volume and the Cantel acquisition. The segment's operating margins were 22.5% and 22.8% for the first half of fiscal 2023 and 2022, respectively. The decline in operating margin is primarily due to increased supply chain and inflationary costs, higher research and development expenses, and higher meeting and travel expenses in fiscal 2023.
The Applied Sterilization Technologies segment's operating income increased 10.6% to $110.4 million for the three months ended September 30, 2022, as compared to $99.8 million during the same prior year period. The Applied Sterilization Technologies segment's operating income increased 8.9% to $219.7 million for the six months ended September 30, 2022, as compared to $201.7 million during the same prior year period. The segment's operating margins were 47.5% and 48.7% for the second quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 48.5% and 48.7% for the first half of fiscal 2023 and 2022, respectively. The increase in segment operating income and decrease in operating margin were primarily due to increased volume, which was partially offset by higher energy costs in fiscal 2023.
The Life Sciences segment’s operating income decreased 15.5% to $48.6 million for the three months ended September 30, 2022, as compared to $57.5 million in the same prior year period. The Life Sciences segment’s operating income decreased 2.5% to $103.9 million for the six months ended September 30, 2022, as compared to $106.6 million in the same prior year period. The segment's operating margins were 38.7% and 43.5% for the second quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 40.3% and 42.0% for the first half of fiscal 2023 and 2022, respectively. The decrease in segment operating income and operating margin were primarily due to declines in volume as well as supply chain and inflationary cost increases.
The Dental segment operating income was $28.1 million and $32.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease was primarily due to a reduction in volume. The Dental segment operating income was $47.7 million and $42.5 million, for the first six months of fiscal 2023 and 2022. The segment's operating margins were 25.6% and 28.0% for the second quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 22.2% and 28.2% for the first half of fiscal 2023 and 2022, respectively. Segment operating income and operating margin were somewhat limited by supply chain challenges in the fiscal 2023 periods as well as declines in volume.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$335,570	$268,766
Net cash (used in) investing activities	$(207,342)	$(680,335)
Net cash (used in) provided by financing activities	$(186,362)	$579,703
Debt-to-total capital ratio	34.3%	34.5%
Free cash flow	$138,192	$135,784
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $335.6 million for the first six months of fiscal 2023 and $268.8 million for the first six months of fiscal 2022. The fiscal 2023 increase was primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $207.3 million for the first six months of fiscal 2023 and $680.3 million for the first six months of fiscal 2022. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2023 and fiscal 2022:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $198.7 million for the first six months of fiscal 2023 and $133.4 million during the same prior year period.The fiscal 2023 increase was primarily due to additional expenditures in our Applied Sterilization Technologies segment.
•Proceeds from the sale of business – During the first six months of fiscal 2023, we sold the remaining component of the animal healthcare business for $5.2 million.
•Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2023 we used $15.2 million for the acquisition of a business. During the first six months of fiscal 2022, we used $547.4 million for the acquisition of Cantel. For more information, refer to Note 2 titled, "Business Acquisitions," and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $186.4 million for the first six months of fiscal 2023 compared with net cash provided by financing activities of $579.7 million for the first six months of fiscal 2022. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2023 and fiscal 2022:
•Proceeds from Issuance of Senior Notes – During the first six months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to Note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Proceeds from Term Loan – During the first six months of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our Delayed Draw Term Loan, refer to Note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on convertible debt obligations – During the first six months of fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on Cantel's debt, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on Term Loans – During the first six months of fiscal 2023, we repaid $126.9 million of our Term Loans. During the first six months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loans, refer to Note 5 titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on Long-term Obligations, net – During the first six months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt, refer to note 2 of our consolidated financial statements titled, "Business Acquisitions" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

•Payments under credit facilities, net – Net proceeds received under credit facilities totaled $99.1 million in the first six months of fiscal 2023, compared to net payments under credit facilities of $65.0 million in the first six months of fiscal 2022.
•Deferred financing fees and debt issuance costs – During the first six months of fiscal 2022, we paid $17.3 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt, refer to Note 5 of our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Repurchases of ordinary shares – During the first six months of fiscal 2023, we obtained 64,436 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.8 million. During the first six months of fiscal 2023, we purchased 283,987 of our ordinary shares in the aggregate amount of $58.2 million. During the first six months of fiscal 2022, we obtained 130,678 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $24.8 million.
•Acquisition related deferred or contingent consideration – During the first six months of fiscal 2022, we paid $25.3 million in deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2023, we paid total cash dividends of $90.0 million, or $0.90 per outstanding share. During the first six months of fiscal 2022, we paid total cash dividends of $77.1 million, or $0.83 per outstanding share.
•Transactions with noncontrolling interest holders – During the first six months of fiscal 2022, we paid distributions to noncontrolling interest holders of $1.0 million.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2023 and fiscal 2022, we received cash proceeds totaling $1.5 million and $7.8 million, respectively, under these programs.
Cash Flow Measures. Free cash flow was $138.2 million in the first six months of fiscal 2023 compared to $135.8 million in the first six months of fiscal 2022 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increase in free cash flow was primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, which was partially offset by increased capital spending in the fiscal 2023 period, mainly due to timing.
Our debt-to-total capital ratio was 34.3% at September 30, 2022 and 34.5% at September 30, 2021.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022. Our commercial commitments were approximately $107.9 million at September 30, 2022, reflecting a net increase of $9.3 million in surety bonds and other commercial commitments from March 31, 2022. Outstanding borrowings under our Credit Agreement as of September 30, 2021 were $150.9 million. We had $13.5 million of letters of credit outstanding under the Credit Agreement at September 30, 2022.
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

The following tables present summarized results of operations for the six months ended September 30, 2022 and summarized balance sheet information at March 31, 2022 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Six Months Ended
September 30,
2022

Revenues	$1,079,557
Gross profit	598,557
Operating costs arising from transactions with non-issuers and non-guarantors - net	201,300
Income from operations	347,792
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	220,831
Net income	$283,866

Summarized Balance Sheet Information
( in thousands)
	September 30,	March 31,
	2022	2022
Receivables due from non-issuers and non-guarantor subsidiaries	$16,997,826	$16,033,719
Other current assets	486,144	400,776
Total current assets	$17,483,970	$16,434,495

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,909,638	$2,001,742
Goodwill	96,974	95,688
Other non-current assets	175,195	142,711
Total non-current assets	$2,181,807	$2,240,141

Payables due to non-issuers and non-guarantor subsidiaries	$18,150,459	$17,053,749
Other current liabilities	232,369	231,043
Total current liabilities	$18,382,828	$17,284,792

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,056,941	$1,102,873
Other non-current liabilities	3,073,691	3,134,777
Total non-current liabilities	$4,130,632	$4,237,650
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2022.
Contingencies
We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, gases, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, material and labor costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise,or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of changes in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed.
Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website and the SEC's website is not incorporated by reference into this report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022. Our exposures to market risks have not changed materially since March 31, 2022.
Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2023, we entered into forward currency contracts in order to hedge a portion of our expected euro denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At September 30, 2022, we held foreign currency forward contracts to buy 28.5 million British pounds sterling; and to sell 100.0 million Mexican pesos, and to sell 78.8 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At September 30, 2022, we held commodity swap contracts to buy 400.8 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on May 31, 2022, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was filed with the SEC on August 8, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of September 30, 2022, there was approximately $249.4 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first six months of fiscal 2023, we obtained 64,436 of our ordinary shares in the aggregate amount of $11.8 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2023 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	63,865		$212.79		63,865	$281,059
August 1-31	68,838		209.93		68,838	265,109
September 1-30	91,607		188.16		91,607	$249,371
Total	224,310	(1)	201.85	(1)	224,310	249,371
(1) Does not include 14 shares purchased during the quarter at an average price of $205.83 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.)

10.1
Form of Deed of Indemnity for STERIS plc Directors and executive officers (Ireland and United Kingdom) (filed as Exhibit 10.1 to the STERIS plc Form 10-Q for the quarterly period ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference)*

10.2
Form of Deed of Indemnity for STERIS plc Directors and executive officers (Ireland)* (filed as Exhibit 10.2 to the STERIS plc Form 10-Q for the quarterly period ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference)*

10.3
Form of Indemnification Agreement between STERIS Corporation and certain director and executive officers of STERIS plc (filed as Exhibit 10.3 to the STERIS plc Form 10-Q for the quarterly period ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference)*

10.4	Description of STERIS Non-Employee Director Compensation Program*

15.1	Letter Re: Unaudited Interim Financial Information.

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

*A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller and Chief Accounting Officer
November 9, 2022