Form 10-Q
period 2022-12-31
STERIS plc
filed 2023-02-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 3, 2023: 99,284,443

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,371	$348,320
Accounts receivable (net of allowances of $25,137 and $24,371 respectively)	822,758	799,041
Inventories, net	694,357	574,999
Prepaid expenses and other current assets	200,140	156,637
Total current assets	1,976,626	1,878,997
Property, plant, and equipment, net	1,671,157	1,552,576
Lease right-of-use assets, net	187,320	188,480
Goodwill	3,853,009	4,404,343
Intangibles, net	3,031,456	3,328,537
Other assets	80,356	70,661
Total assets	$10,799,924	$11,423,594
Liabilities and equity
Current liabilities:
Accounts payable	$242,491	$225,737
Accrued income taxes	25,226	26,873
Accrued payroll and other related liabilities	130,741	183,721
Short-term lease obligations	34,954	36,472
Short-term indebtedness	60,000	142,875
Accrued expenses and other	303,045	306,544
Total current liabilities	796,457	922,222
Long-term indebtedness	3,001,575	2,945,481
Deferred income taxes, net	724,648	780,619
Long-term lease obligations	155,978	155,056
Other liabilities	72,746	75,579
Total liabilities	$4,751,404	$4,878,957
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 99,401 and 100,067 ordinary shares issued and outstanding, respectively	4,631,703	4,742,920
Retained earnings	1,770,772	1,999,244
Accumulated other comprehensive loss	(364,163)	(209,808)
Total shareholders’ equity	6,038,312	6,532,356
Noncontrolling interests	10,208	12,281
Total equity	6,048,520	6,544,637
Total liabilities and equity	$10,799,924	$11,423,594

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Product	$679,042	$697,256	$1,982,512	$1,871,773
Service	536,952	511,715	1,590,490	1,502,605
Total revenues	1,215,994	1,208,971	3,573,002	3,374,378
Cost of revenues:
Product	374,729	373,793	1,058,663	1,072,683
Service	319,768	297,064	942,709	856,955
Total cost of revenues	694,497	670,857	2,001,372	1,929,638
Gross profit	521,497	538,114	1,571,630	1,444,740
Operating expenses:
Selling, general, and administrative	305,141	310,564	962,962	1,049,116
Goodwill impairment loss	—	—	490,565	—
Research and development	25,514	24,824	75,193	61,847
Restructuring expenses	39	(207)	127	17
Total operating expenses	330,694	335,181	1,528,847	1,110,980
Income from operations	190,803	202,933	42,783	333,760
Non-operating expenses, net:
Interest expense	28,559	22,971	77,356	67,820
Fair value adjustment related to convertible debt, premium liability	—	—	—	27,806
Interest and miscellaneous expense (income)	1,906	(2,447)	3,200	(4,905)
Total non-operating expenses, net	30,465	20,524	80,556	90,721
Income (loss) before income tax expense	160,338	182,409	(37,773)	243,039
Income tax expense	37,013	39,315	43,378	52,222
Net income (loss)	123,325	143,094	(81,151)	190,817
Less: Net (loss) attributable to noncontrolling interests	(503)	(529)	(956)	(810)
Net income (loss) attributable to shareholders	$123,828	$143,623	$(80,195)	$191,627

Net income (loss) per share attributed to shareholders
Basic	$1.24	$1.44	$(0.80)	$1.98
Diluted	$1.24	$1.42	$(0.80)	$1.97
Cash dividends declared per share ordinary outstanding	$0.47	$0.43	$1.37	$1.26

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net income (loss)	$123,325	$143,094	$(81,151)	$190,817
Less: Net (loss) attributable to noncontrolling interests	(503)	(529)	(956)	(810)
Net income (loss) attributable to shareholders	123,828	143,623	(80,195)	191,627

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $(8), $174, $(24) and $523, respectively)	27	(507)	83	(1,521)
Change in cumulative currency translation adjustment	233,958	(30,638)	(154,438)	(74,114)
Total other comprehensive income (loss)	233,985	(31,145)	(154,355)	(75,635)
Comprehensive income (loss)	$357,813	$112,478	$(234,550)	$115,992

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Operating activities:
Net income (loss)	$(81,151)	$190,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	410,693	319,273
Deferred income taxes	(62,797)	3,141
Share-based compensation expense	29,857	47,909
Loss on the disposal of property, plant, equipment, and intangibles, net	653	863
Loss on sale of businesses, net	3,939	893
Fair value adjustment related to convertible debt, premium liability	—	27,806
Amortization of inventory fair value adjustments	2,477	86,665
Goodwill impairment loss	490,565	—
Other items	4,433	(1,520)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(32,878)	21,493
Inventories, net	(130,434)	(92,138)
Other current assets	(46,116)	(63,393)
Accounts payable	18,819	(11,053)
Accruals and other, net	(66,912)	(17,676)
Net cash provided by operating activities	541,148	513,080
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(290,520)	(214,491)
Proceeds from the sale of property, plant, equipment, and intangibles	12,164	1,709
Proceeds from the sale of businesses	6,624	—
Acquisition of businesses, net of cash acquired	(34,020)	(547,353)
Net cash used in investing activities	(305,752)	(760,135)
Financing activities:
Proceeds from issuance of senior public notes	—	1,350,000
Proceeds from term loan	—	650,000
Payments on long-term obligations	(91,000)	(721,284)
Payments on convertible debt	—	(371,361)
Payments on term loans	(141,875)	(125,000)
Proceeds (payments) under credit facilities, net	216,561	(203,805)
Deferred financing fees and debt issuance costs	—	(17,247)
Acquisition related deferred or contingent consideration	(310)	(32,583)
Repurchases of ordinary shares	(153,952)	(27,628)
Cash dividends paid to ordinary shareholders	(136,898)	(120,118)
Distributions to noncontrolling interest	(794)	(997)
Contributions from noncontrolling interest	—	3,672
Stock option and other equity transactions, net	1,497	6,789
Net cash provided by (used in) financing activities	(306,771)	390,438
Effect of exchange rate changes on cash and cash equivalents	(17,574)	(4,825)
Increase (decrease) in cash and cash equivalents	(88,949)	138,558
Cash and cash equivalents at beginning of period	348,320	220,531
Cash and cash equivalents at end of period	$259,371	$359,089

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447
Comprehensive income:
Net income (loss)	—	—	123,828	—	(503)	123,325
Other comprehensive income	—	—	—	233,985	—	233,985
Repurchases of ordinary shares	(493)	(82,804)	(1,226)	—	—	(84,030)
Equity compensation programs and other	25	9,389	—	—	—	9,389
Cash dividends - $0.47 per ordinary share	—	—	(46,917)	—	—	(46,917)
Distributions to noncontrolling interest	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	115	115
Balance at December 31, 2022	99,400	$4,631,703	$1,770,772	$(364,163)	$10,208	$6,048,520

	Nine Months Ended December 31, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net (loss)	—	—	(80,195)	—	(956)	(81,151)
Other comprehensive (loss)	—	—	—	(154,355)	—	(154,355)
Repurchases of ordinary shares	(850)	(142,573)	(11,379)	—	—	(153,952)
Equity compensation programs and other	183	31,356	—	—	—	31,356
Cash dividends – $1.37 per ordinary share	—	—	(136,898)	—	—	(136,898)
Distributions to noncontrolling interest	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	(323)	(323)
Balance at December 31, 2022	99,400	$4,631,703	$1,770,772	$(364,163)	$10,208	$6,048,520

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2021	99,911	$4,748,181	$1,893,196	$(105,733)	$9,287	$6,544,931
Comprehensive income:
Net income (loss)	—	—	143,623	—	(529)	143,094
Other comprehensive (loss)	—	—	—	(31,145)	—	(31,145)
Repurchases of ordinary shares	(95)	1,061	(3,938)	—	—	(2,877)
Equity compensation programs and other	295	8,957	—	—	—	8,957
Cash dividends – $0.43 per ordinary share	—	—	(43,011)	—	—	(43,011)
Contributions from noncontrolling interest	—	—	—	—	3,672	3,672
Other changes in noncontrolling interest	—	—	—	—	48	48
Balance at December 31, 2021	100,111	$4,758,199	$1,989,870	$(136,878)	$12,478	$6,623,669

	Nine Months Ended December 31, 2021
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	191,627	—	(810)	190,817
Other comprehensive (loss)	—	—	—	(75,635)	—	(75,635)
Repurchases of ordinary shares	(225)	(6,581)	(21,047)	—	—	(27,628)
Equity compensation programs and other	686	54,465	—	—	—	54,465
Cash dividends – $1.26 per ordinary share	—	—	(120,118)	—	—	(120,118)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Contributions from noncontrolling interest	—	—	—	—	3,672	3,672
Distributions to noncontrolling interest	—	—	—	—	(997)	(997)
Other changes in noncontrolling interest	—	—	—	—	135	135
Balance at December 31, 2021	100,111	$4,758,199	$1,989,870	$(136,878)	$12,478	$6,623,669

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2022 and 2021
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2022 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2023.
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
For the Three and Nine Months Ended December 31, 2022 and 2021
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2022, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 9 titled, "Business Segment Information" for disaggregation of revenue.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2023, $76,861 of the March 31, 2022 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2022, $42,942 of the March 31, 2021 deferred revenue balance was recorded as revenue.
Refer to Note 6 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 6 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2022, the transaction price allocated to remaining performance obligations was approximately $1,592,000. We expect to recognize approximately 63% of the transaction price within one year and approximately 29% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2023

ASU 2021-08 "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers."	October 2021	The standard provides guidance to improve the accounting for acquired revenue contracts with Customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer.	First Quarter Fiscal 2023	We adopted this standard effective April 1, 2022 with no material impact to our consolidated financial statements.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

2. Business Acquisitions
During the first nine months of fiscal 2023, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Applied Sterilization Technologies and Healthcare segments. Total aggregate consideration was approximately $40,720, including potential contingent consideration of $6,700.
On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary. The total consideration for Cantel common stock and stock equivalents was $3,599,471. We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
In addition to the total purchase consideration, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
Fair Value of Assets Acquired and Liabilities Assumed
The table below presents the allocation of fair values of assets acquired and liabilities assumed on the acquisition date.

	March 31, 2022
	(As previously reported)	Adjustments	Final
Cash	$169,073	$—	$169,073
Accounts receivable	172,226	—	172,226
Inventory	249,221	—	249,221
Property, plant, and equipment	267,360	(1,282)	266,078
Lease right-of-use assets, net	59,720	—	59,720
Other assets	72,864	—	72,864
Intangible assets	2,942,000	—	2,942,000
Goodwill	1,522,381	22,088	1,544,469
Total assets acquired	5,454,845	20,806	5,475,651
Convertible debt, par value	168,000	—	168,000
Other current liabilities	247,549	5,595	253,144
Long-term lease obligations	47,856	—	47,856
Deferred income taxes, net	670,685	15,211	685,896
Long-term indebtedness	721,284	—	721,284
Total liabilities assumed	1,855,374	20,806	1,876,180
Net assets acquired	$3,599,471	$—	$3,599,471
Acquisition and integration expenses totaled $4,817 and $18,493 for the three and nine months ended December 31, 2022, respectively. Acquisition and integration expenses totaled $9,298 and $167,698 for the three and nine months ended December 31, 2021, respectively. These costs were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.
During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490,565 related to goodwill that arose with respect to assets acquired in the Cantel acquisition. For more information on the impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."
For more information on the acquisition of Cantel, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2022	March 31, 2022

Raw materials	$233,313	$195,035
Work in process	103,898	76,021
Finished goods	399,034	334,880
Reserve for excess and obsolete inventory	(41,888)	(30,937)
Inventories, net	$694,357	$574,999

4. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2022	March 31, 2022
Land and land improvements (1)	$83,262	$84,015
Buildings and leasehold improvements	674,484	654,851
Machinery and equipment	952,350	903,649
Information systems	234,297	222,620
Radioisotope	621,526	597,641
Construction in progress (1)	489,772	356,013
Total property, plant, and equipment	3,055,691	2,818,789
Less: accumulated depreciation and depletion	(1,384,534)	(1,266,213)
Property, plant, and equipment, net	$1,671,157	$1,552,576
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	December 31, 2022	March 31, 2022

Short-term debt
Term Loan, current portion	$27,500	$27,500
Delayed Draw Term Loan, current portion	32,500	24,375
Private Placement Senior Notes	—	91,000
Total short-term debt	$60,000	$142,875

Long-term debt
Private Placement Senior Notes	$746,118	$758,726
Revolving Credit Facility	274,658	58,908
Deferred financing costs	(22,326)	(25,278)
Term Loan	51,875	177,500
Delayed Draw Term Loan	601,250	625,625
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$3,001,575	$2,945,481
Total debt	$3,061,575	$3,088,356
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2022	March 31, 2022
Accrued payroll and other related liabilities:
Compensation and related items	$65,965	$71,878
Accrued vacation/paid time off	14,567	13,669
Accrued bonuses	25,345	64,702
Accrued employee commissions	21,515	30,171
Other postretirement benefit obligations-current portion	1,190	1,190
Other employee benefit plans obligations-current portion	2,159	2,111
Total accrued payroll and other related liabilities	$130,741	$183,721
Accrued expenses and other:
Deferred revenues	$100,232	$110,791
Service liabilities	57,963	51,365
Self-insured risk reserves-current portion	15,878	8,995
Accrued dealer commissions	32,300	31,700
Accrued warranty	13,442	14,108
Asset retirement obligation-current portion	581	1,181
Accrued interest	18,306	10,014
Other	64,343	78,390
Total accrued expenses and other	$303,045	$306,544
Other liabilities:
Self-insured risk reserves-long-term portion	$19,213	$19,213
Other postretirement benefit obligations-long-term portion	6,807	7,335
Defined benefit pension plans obligations-long-term portion	3,836	1,772
Other employee benefit plans obligations-long-term portion	1,094	1,360
Accrued long-term income taxes	10,068	12,225
Asset retirement obligation-long-term portion	19,691	12,362
Other	12,037	21,312
Total other liabilities	$72,746	$75,579
7. Income Tax Expense
The effective income tax rates for the three month periods ended December 31, 2022 and 2021 were 23.1% and 21.6%, respectively. The higher fiscal 2023 effective tax rate is the result of changes in geographic mix and favorable discrete items in the third quarter of fiscal 2022. The effective income tax rates for the nine month periods ended December 31, 2022 and 2021 were (114.8)% and 21.5%, respectively. The fiscal 2023 effective tax rate for the nine month period ended December 31, 2022 decreased when compared to the prior year period, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2016. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 and 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000 for the fiscal years 2016 through 2020, of which approximately $7,500 has been paid through December 31, 2022.
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
For the Three and Nine Months Ended December 31, 2022 and 2021
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
For the three and nine months ended December 31, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.2% and 43.8% of our Dental segment revenues for the three and nine months ended December 31, 2022, respectively. These three Customers collectively accounted for approximately 55.8% and 46.1% of our Dental segment revenues for the three and nine months ended December 31, 2021, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Healthcare	$769,144	$759,675	$2,200,483	$2,106,626
Applied Sterilization Technologies	222,014	216,298	675,283	630,092
Life Sciences	121,273	127,908	379,248	381,706
Dental	103,563	105,090	317,988	255,954
Total revenues	$1,215,994	$1,208,971	$3,573,002	$3,374,378
Segment operating income (loss):
Healthcare	$175,399	$175,778	$497,233	$482,487
Applied Sterilization Technologies	103,539	101,343	323,238	303,059
Life Sciences	45,249	52,032	149,173	158,639
Dental	20,337	23,096	67,992	65,607
Corporate	(53,873)	(62,360)	(196,872)	(219,131)
Total segment operating income	$290,651	$289,889	$840,764	$790,661
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,941	$75,021	$281,727	$191,552
Acquisition and integration related charges (2)	4,817	9,298	18,493	167,698
Tax restructuring costs (3)	282	118	533	228
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(3,100)	—
Net (gain) loss on divestiture of businesses (1)	(838)	489	3,939	893
Amortization of inventory and property "step up" to fair value (1)	1,608	2,237	5,697	96,513
Restructuring charges (4)	38	(207)	127	17
Goodwill impairment loss (5)	—	—	490,565	—
Total income from operations	$190,803	$202,933	$42,783	$333,760
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2023 and fiscal 2022 revenue is disclosed in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Healthcare:
Capital equipment	$227,226	$217,214	$618,844	570,509
Consumables	259,810	273,750	757,892	750,531
Service	282,108	268,711	823,747	785,586
Total Healthcare Revenues	$769,144	$759,675	$2,200,483	$2,106,626
Applied Sterilization Technologies Service Revenues	$222,014	$216,298	$675,283	$630,092
Life Sciences:
Capital equipment	$28,581	$30,412	$99,095	$97,343
Consumables	55,610	61,096	172,587	179,380
Service	37,082	36,400	107,566	104,983
Total Life Sciences Revenues	$121,273	$127,908	$379,248	$381,706
Dental Revenues	$103,563	$105,090	$317,988	$255,954
Total Revenues	$1,215,994	$1,208,971	$3,573,002	$3,374,378

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Ireland	$17,959	$20,086	$53,130	$62,077
United States	883,390	851,292	2,589,472	2,383,039
Other locations	314,645	337,593	930,400	929,262
Total Revenues	$1,215,994	$1,208,971	$3,573,002	$3,374,378

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2022	2021	2022	2021
Weighted average shares outstanding—basic	99,716	100,038	99,922	96,679
Dilutive effect of share equivalents(1)	450	788	—	823
Weighted average shares outstanding and share equivalents—diluted	100,166	100,826	99,922	97,502
(1) The dilutive effect of share equivalents is excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2022 due to our net loss for that period.
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2022	2021	2022	2021
Number of share options	797	271	577	251
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of December 31, 2022, there was approximately $160,626 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first nine months of fiscal 2023, we repurchased 775,320 of our ordinary shares for the aggregate amount of $148,306 (net of fees and commissions) pursuant to the authorizations.
During the first nine months of fiscal 2023, we obtained 74,897 of our ordinary shares in the aggregate amount of $13,060 in connection with share-based compensation award programs. During the first nine months of fiscal 2022, we obtained 225,493 of our ordinary shares in the aggregate amount of $27,628 in connection with share-based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of December 31, 2022, 2,798,121 ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first nine months of fiscal 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Risk-free interest rate	2.44%	1.10%
Expected life of options	5.9 years	5.9 years
Expected dividend yield of stock	0.80%	0.95%
Expected volatility of stock	24.49%	24.27%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,560,954	$138.37
Granted	235,435	247.45
Exercised	(25,228)	51.70
Forfeited	(8,928)	205.25
Outstanding at December 31, 2022	1,762,233	$153.85	6.4 years	$77,486
Exercisable at December 31, 2022	1,137,168	$121.60	5.4 years	$74,465
We estimate that 611,629 of the non-vested stock options outstanding at December 31, 2022 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $184.69 closing price of our ordinary shares on December 31, 2022 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2023 and fiscal 2022 was $4,638 and $43,425, respectively. Net cash proceeds from the exercise of stock options were $1,497 and $6,789 for the first nine months of fiscal 2023 and fiscal 2022, respectively.
The weighted average grant date fair value of stock option grants was $50.72 and $37.52 for the first nine months of fiscal 2023 and fiscal 2022, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. As of May 24, 2021, we no longer have outstanding SARS.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2022	485,510	33,677	$157.37
Granted	126,974	13,030	225.07
Vested	(146,056)	(13,189)	126.98
Forfeited	(15,681)	(2,120)	181.75
Non-vested at December 31, 2022	450,747	31,398	$186.24
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2023 at the time of grant was $20,237.
As of December 31, 2022, there was a total of $72,008 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.1 years.
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
As of December 31, 2022, there was a total of $2,319 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the cost over a weighted average period of 0.8 years.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2022	45,722	$191.18
Granted	—	—
Vested	(24,775)	191.18
Forfeited	(4,507)	191.18
Non-vested at December 31, 2022	16,440	$191.18

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
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
Changes in our warranty liability during the first nine months of fiscal 2023 were as follows:

Warranties
Balance at March 31, 2022	$14,108
Warranties issued during the period	8,749
Settlements made during the period	(9,415)
Balance at December 31, 2022	$13,442
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the third quarter of fiscal 2023, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2022, we held foreign currency forward contracts to buy 13.0 million British pounds sterling; and to sell 150.0 million Mexican pesos, and 16.3 million euros. At December 31, 2022, we held commodity swap contracts to buy 200.4 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Prepaid & other	$842	$2,780	$—	$—
Accrued expenses and other	$—	$—	$326	$198
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2022	2021	2022	2021
Foreign currency forward contracts	Selling, general and administrative	$952	$1,707	$5,581	$4,279
Commodity swap contracts	Cost of revenues	$1,189	$417	$(1,994)	$1,110

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2022 and March 31, 2022:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$259,371	$348,320	$259,371	$348,320	$—	$—	$—	$—
Forward and swap contracts (1)	842	2,780	—	—	842	2,780	—	—
Equity investments(2)	6,820	8,520	6,820	8,520	—	—	—	—
Other investments	2,178	2,272	2,178	2,272	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$326	$198	$—	$—	$326	$198	$—	$—
Deferred compensation plans (2)	955	1,240	955	1,240	—	—	—	—
Debt (3)	3,061,575	3,088,356	—	—	2,693,782	2,991,680	—	—
Contingent consideration obligations (4)	14,820	10,550	—	—	—	—	14,820	10,550
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest and miscellaneous expense (income) line" of the Consolidated Statement of Income. During the third quarter and first nine months of fiscal 2023, we recorded gains (losses) of $(342) and $1,385, respectively, related to these investments. During the third quarter and first nine months of fiscal 2022, we recorded gains (losses) of $28 and $(200), respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized as follows:

Contingent Consideration
Balance at March 31, 2022	$10,550
Additions	7,450
Payments	(60)
Reductions	(3,100)
Currency translation adjustments	(20)
Balance at December 31, 2022	$14,820

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2022 and 2021 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$1,332	$1,276	$(599,480)	$(211,084)	$(598,148)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	138	431	233,958	(154,438)	234,096	(154,007)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(111)	(348)	—	—	(111)	(348)
Net current-period Other Comprehensive (Loss)	27	83	233,958	(154,438)	233,985	(154,355)
Balance at December 31, 2022	$1,359	$1,359	$(365,522)	$(365,522)	$(364,163)	$(364,163)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous expense (income) line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(6,533)	$(5,519)	$(99,200)	$(55,724)	$(105,733)	$(61,243)
Other Comprehensive Income before reclassifications	575	1,751	(30,638)	(74,114)	(30,063)	(72,363)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(1,082)	(3,272)	—	—	(1,082)	(3,272)
Net current-period Other Comprehensive Income (Loss)	(507)	(1,521)	(30,638)	(74,114)	(31,145)	(75,635)
Balance at December 31, 2021	$(7,040)	$(7,040)	$(129,838)	$(129,838)	$(136,878)	$(136,878)
1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous expense (income) line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2022 and 2021
(dollars in thousands, except as noted)

17. Goodwill
Changes to the carrying amount of goodwill for the nine months ended December 31, 2022 are as follows:

	Healthcare Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Dental Segment	Total
Balance at March 31, 2022	$2,326,830	$179,288	$1,432,858	$465,367	$4,404,343
Goodwill acquired	10,753	—	—	—	10,753
Measurement period adjustments to acquired goodwill	(21,624)	3,147	—	40,565	22,088
Impairment	—	—	—	(490,565)	(490,565)
Divestiture	(2,358)	—	—	—	(2,358)
Foreign currency translation adjustments	(18,157)	(1,073)	(56,655)	(15,367)	(91,252)
Balance at December 31, 2022	$2,295,444	$181,362	$1,376,203	$—	$3,853,009
We evaluate the recoverability of recorded goodwill annually at the reporting unit level during the third fiscal quarter, or when indicators of potential impairment exist. The Company's reporting units are equivalent to the reportable operating segments.
In connection with the preparation of our second quarter consolidated financial statements, we considered the risk of impairment due to deteriorating macroeconomic conditions including rising interest rates and inflationary pressures on material and labor costs, as well as uncertainty regarding the impact such economic strains will have on patient and Customer behavior in the short-term. Our conclusion, based on the qualitative assessment of these factors, was that it was more likely than not that the goodwill allocated to the Dental segment as of September 30, 2022 was impaired.
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
In connection with the preparation of our second quarter consolidated financial statements, we identified and recognized, as of September 30, 2022, that the estimated fair value of the Dental segment was below the carrying value resulting in a non-cash goodwill impairment charge of $490,565. The impairment charge was recorded within “Goodwill impairment loss” in the Consolidated Statements of Income during the three-month period ended September 30, 2022.
Our review as of September 30, 2022 did not indicate that impairment of goodwill was more likely than not for any of the remaining segments during the period. The annual goodwill impairment review was conducted in the third quarter of fiscal 2023 as planned. No additional goodwill impairment was identified during this review.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and nine-month periods ended December 31, 2022 and 2021 and the consolidated statement of cash flows for the nine- month periods ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 8, 2023

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the third quarter and first nine months of fiscal 2023 and fiscal 2022. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission ("SEC") on May 31, 2022, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was filed with the SEC on August 8, 2022, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non-GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."
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
General Company Overview and Executive Summary
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal (“GI”) endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as OR integration.
We operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions. During the first nine months of fiscal 2023, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Applied Sterilization Technologies and Healthcare segments. Total aggregate consideration was approximately $40.7 million, including potential contingent consideration of $6.7 million.
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
Acquisition and integration expenses totaled $4.8 million and $18.5 million for the three and nine months ended December 31, 2022, respectively. Acquisition and integration expenses totaled $9.3 million and $167.7 million for the three and nine months ended December 31, 2021, respectively. These costs were primarily related to the acquisition and integration of Cantel. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income.
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
Throughout the pandemic, we have experienced and expect to continue to experience unpredictable fluctuations in demand for certain of our products and services. To date, we have been able to continue to operate our manufacturing facilities and meet the demand for essential products and services of our Customers. Nonetheless, in fiscal 2023, supply chain disruptions and delays have limited and may continue to limit our ability to ship certain capital equipment, particularly in our Healthcare and Life Sciences business, negatively impacting capital equipment revenue growth. Within the Healthcare and Life Sciences businesses, approximately $46 million in capital equipment shipments were delayed in the third quarter of fiscal 2023.
We continue to pursue all available avenues to address supply chain disruptions, including purchases from third parties and brokers, qualifying alternative parts and suppliers, and obtaining prioritization from governmental agencies. We do not believe that the COVID-19 pandemic will negatively impact our long-term ability to generate revenues or meet existing and future financial obligations.
For additional information and our risk factors related to the COVID-19 pandemic, please refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022, and Part II, Item 1A, "Risk Factors" of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was filed with the SEC on August 8, 2022.
Highlights. Revenues increased 0.6% to $1,216.0 million for the three months ended December 31, 2022, as compared to $1,209.0 million for the same period in the prior year. Revenues increased 5.9% to $3,573.0 million for the nine months ended December 31, 2022, as compared to $3,374.4 million for the same period in the prior year. These increases reflect growth in the Healthcare and Applied Sterilization Technologies segments, offset by unfavorable fluctuations in currencies and divestiture activity.
Gross profit percentage for the third quarter of fiscal 2023 was 42.9% compared to the gross profit percentage for the third quarter of fiscal 2022 of 44.5%. Gross profit percentage for the first nine months of fiscal 2023 was 44.0% compared to the gross profit percentage for the first nine months of fiscal 2022 of 42.8%. Unfavorable impacts from inflation and other adjustments were partially offset by favorable impacts from pricing and divestitures for the third quarter of fiscal 2023. Favorable impacts from mix, pricing, and divestitures were partially offset by unfavorable impacts from inflation and productivity for the first nine months of fiscal 2023.
Operating income for the third quarter of fiscal 2023 was $190.8 million, compared to operating income of $202.9 million for third quarter of fiscal 2022. Operating income for the first nine months of fiscal 2023 was $42.8 million, compared to operating income of $333.8 million for the first nine months of fiscal 2022. In the fiscal 2022 periods, we incurred additional acquisition and integration expenses, which were primarily related to our acquisition of Cantel. The fiscal 2023 reduction in such operating expenses was more than offset by a one time goodwill impairment charge of $490.6 million as well as an increase in amortization of purchased intangible assets.
Cash flows from operations were $541.1 million and free cash flow was $262.8 million for the first nine months of fiscal 2023 compared to cash flows from operations of $513.1 million and free cash flow of $300.3 million for first nine months of fiscal 2022 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increase in cash flows from operations was primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period. The fiscal 2023 decrease in free cash flows was primarily due to higher working capital, particularly inventory and increased capital spending.
Our debt-to-total capital ratio was 33.6% at December 31, 2022 and 32.1% at March 31, 2022. During the first nine months of fiscal 2023, we declared and paid cash dividends totaling $1.37 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2023 is included in the subsection below titled “Results of Operations.”
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
We define free cash flow as net cash provided by operating activities, as presented in the Consolidated Statements of Cash Flows, less purchases of property, plant, equipment, and intangibles (capital expenditures) plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to pay cash dividends, fund growth outside of core operations, fund future debt principal repayments, and repurchase shares.
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$541,148	$513,080
Purchases of property, plant, equipment, and intangibles, net	(290,520)	(214,491)
Proceeds from the sale of property, plant, equipment, and intangibles	12,164	1,709
Free cash flow	$262,792	$300,298
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2023 compared to the same fiscal 2022 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2022 to the revenues for the three and nine months ended December 31, 2021:

	Three Months Ended December 31,
(dollars in thousands)	2022	2021	Change	Percent Change

Total revenues	$1,215,994	$1,208,971	$7,023	0.6%

Revenues by type:
Service revenues	536,952	511,715	25,237	4.9%
Consumable revenues	419,555	440,328	(20,773)	(4.7)%
Capital equipment revenues	259,487	256,928	2,559	1.0%

Revenues by geography:
Ireland revenues	17,959	20,086	(2,127)	(10.6)%
United States revenues	883,390	851,292	32,098	3.8%
Other foreign revenues	314,645	337,593	(22,948)	(6.8)%
Revenues increased 0.6% to $1,216.0 million for the three months ended December 31, 2022, as compared to $1,209.0 million for the same period in the prior year. The increase was primarily related to growth in the Healthcare and Applied Sterilization Technologies segments, offset by unfavorable fluctuations in currencies and recent divestiture activity.

Service revenues increased 4.9% for the three months ended December 31, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies segments. Consumable revenues decreased by 4.7% for the three months ended December 31, 2022, as compared to the same period in the prior year, reflecting declines in the Healthcare, Life Sciences and Dental segments. Capital equipment revenues increased 1.0% for the three months ended December 31, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare segment, offset by a decline in the Life Sciences segment.
Ireland revenues decreased 10.6% to $18.0 million for the three months ended December 31, 2022, as compared to $20.1 million for the same period in the prior year, reflecting declines in service and consumable revenues, which were partially offset by growth in capital equipment revenues.
United States revenues increased 3.8% to $883.4 million for the three months ended December 31, 2022, as compared to $851.3 million for the same period in the prior year, reflecting growth in service and capital equipment revenues, which was partially offset by a decline in consumable revenues.
Revenues from other foreign locations decreased 6.8% to $314.6 million for the three months ended December 31, 2022, as compared to $337.6 million for the same period in the prior year. Declines in the Europe, Middle East & Africa ("EMEA") region, Asia Pacific region, and Canada, were partially offset by growth within the Latin American region.

	Nine Months Ended December 31,
(dollars in thousands)	2022	2021	Change	Percent Change

Total revenues	$3,573,002	$3,374,378	$198,624	5.9%

Revenues by type:
Service revenues	1,590,490	1,502,605	87,885	5.8%
Consumable revenues	1,249,791	1,187,014	62,777	5.3%
Capital equipment revenues	732,721	684,759	47,962	7.0%

Revenues by geography:
Ireland revenues	53,130	62,077	(8,947)	(14.4)%
United States revenues	2,589,472	2,383,039	206,433	8.7%
Other foreign revenues	930,400	929,262	1,138	0.1%

Revenues increased 5.9% to $3,573.0 million for the nine months ended December 31, 2022, as compared to $3,374.4 million for the same period in the prior year. The increase was primarily related to growth in the Healthcare and Applied Sterilization Technologies segments, offset by unfavorable fluctuations in currencies and recent divestiture activity.
Service revenues increased 5.8% for the nine months ended December 31, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences, and Applied Sterilization Technologies segments. Consumable revenues increased by 5.3% for the nine months ended December 31, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare and Dental segments, which were partially offset by a decline in the Life Sciences segment. Capital equipment revenues increased 7.0% for the nine months ended December 31, 2022, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues decreased 14.4% to $53.1 million for the nine months ended December 31, 2022, as compared to $62.1 million for the same period in the prior year, reflecting declines in service, consumable, and capital equipment revenues.
United States revenues increased 8.7% to $2,589.5 million for the nine months ended December 31, 2022, as compared to $2,383.0 million for the same period in the prior year, reflecting growth in service and capital equipment revenues, which were partially offset by a decline in consumable revenues.
Revenues from other foreign locations increased 0.1% to $930.4 million for the nine months ended December 31, 2022, as compared to $929.3 million for the same period in the prior year. The increase reflects growth within the EMEA and Latin American regions, which was partially offset by declines in Canada and the Asia Pacific region.

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2022 to the three and nine months ended December 31, 2021:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Gross profit:
Product	$304,313	$323,463	$(19,150)	(5.9)%
Service	217,184	214,651	2,533	1.2%
Total gross profit	$521,497	$538,114	$(16,617)	(3.1)%
Gross profit percentage:
Product	44.8%	46.4%
Service	40.4%	41.9%
Total gross profit percentage	42.9%	44.5%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Gross profit:
Product	$923,849	$799,090	$124,759	15.6%
Service	647,781	645,650	2,131	0.3%
Total gross profit	$1,571,630	$1,444,740	$126,890	8.8%
Gross profit percentage:
Product	46.6%	42.7%
Service	40.7%	43.0%
Total gross profit percentage	44.0%	42.8%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2023 was 42.9% compared to the gross profit percentage for the third quarter of fiscal 2022 of 44.5%. Unfavorable impacts from inflation (250 basis points), volume (30 basis points), productivity (30 basis points), and other adjustments (100 basis points), were partially offset by favorable impacts from pricing (150 basis points), divestitures (70 basis points), and fluctuations in currency (30 basis points).
Gross profit percentage for the first nine months of fiscal 2023 was 44.0% compared to the gross profit percentage for the first nine months of fiscal 2022 of 42.8%. Favorable impacts from pricing (150 basis points), acquisition and divestiture activity (70 basis points), fluctuations in currency (20 basis points), and mix and other adjustments (310 basis points), were partially offset by unfavorable impacts from inflation (350 basis points), productivity (60 basis points), and volume (20 basis points).
The gross profit percentage reported for the first nine months of fiscal 2022 was negatively impacted by the step up to fair value of the inventory held by Cantel at the time of acquisition which is reflected in the improvement identified as mix and other adjustments above.
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2022 to the three and nine months ended December 31, 2021:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$305,141	$310,564	$(5,423)	(1.7)%
Research and development	25,514	24,824	690	2.8%
Restructuring expenses	39	(207)	246	(118.8)%
Total operating expenses	$330,694	$335,181	$(4,487)	(1.3)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021
Operating expenses:
Selling, general, and administrative	$962,962	$1,049,116	$(86,154)	(8.2)%
Goodwill impairment loss	490,565	—	490,565	NM
Research and development	75,193	61,847	13,346	21.6%
Restructuring expenses	127	17	110	647.1%
Total operating expenses	$1,528,847	$1,110,980	$417,867	37.6%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total Selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facilities costs, and other general and administrative expenses. SG&A decreased 1.7% and 8.2% in the third quarter and first nine months of fiscal 2023, respectively, over the same prior year periods. In the fiscal 2022 periods, we incurred additional acquisition and integration expenses, which were primarily related to our acquisition of Cantel. The fiscal 2023 reduction in such expenses was partially offset by an increase in amortization of purchased intangible assets in the fiscal 2023 periods.
Goodwill Impairment Loss. A Goodwill impairment loss of $490.6 million was recorded during the second quarter of fiscal 2023 as the result of an interim assessment of the fair value of the Dental segment. For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."
Research and Development. Research and development expenses increased 2.8% and 21.6% in the third quarter and first nine months of fiscal 2023, respectively, over the same prior year periods. The double digit increase in the nine month period was primarily due to the addition of Cantel. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2023, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following tables compare our net non-operating expenses for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$28,559	$22,971	$5,588
Interest and miscellaneous expense (income)	1,906	(2,447)	4,353
Non-operating expenses, net	$30,465	$20,524	$9,941

	Nine Months Ended December 31,
(dollars in thousands)	2022	2021	Change
Non-operating expenses, net:
Interest expense	$77,356	$67,820	$9,536
Fair value adjustment related to convertible debt, premium liability	—	27,806	(27,806)
Interest and miscellaneous expense (income)	3,200	(4,905)	8,105
Non-operating expenses, net	$80,556	$90,721	$(10,165)
Interest expense increased $5.6 million and $9.5 million during the third quarter and first nine months of fiscal 2023, respectively, as compared to the prior year periods, primarily due to higher interest rates on floating rate debt partially offset by lower principal amount of debt outstanding. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."

During the first nine months of fiscal 2022, we recorded a fair value adjustment of $27.8 million based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel. For more information on the Cantel convertible debt, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
Interest and miscellaneous expense (income) increased by $4.4 million and $8.1 million during the third quarter and first nine months of fiscal 2023, respectively, as compared to the prior year periods, primarily due to losses recognized as a result of mark to market adjustments of our equity investments. For more information, refer to Note 15 to our consolidated financial statements titled, "Fair Value Measurements."
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and nine months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax expense	$37,013	$39,315	$(2,302)	(5.9)%
Effective income tax rate	23.1%	21.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2022	2021

Income tax expense	$43,378	$52,222	$(8,844)	(16.9)%
Effective income tax rate	(114.8)%	21.5%
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
The effective income tax rates for the three month period ended December 31, 2022 and 2021 were 23.1% and 21.6%, respectively. The higher fiscal 2023 effective tax rate is the result of changes in geographic mix and favorable discrete items in the third quarter of fiscal 2022. The effective income tax rates for the nine month period ended December 31, 2022 and 2021 were (114.8)% and 21.5%, respectively. The fiscal 2023 effective tax rate for the nine month period ended December 31, 2022 decreased when compared to the prior year period, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
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
For the three and nine months ended December 31, 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, Applied Sterilization Technologies or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.2% and 43.8% of our Dental segment revenues for the three and nine months ended December 31, 2022, respectively. These three Customers collectively accounted for approximately 55.8% and 46.1% of our Dental segment revenues for the three and nine months ended December 31, 2021, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Healthcare	$769,144	$759,675	$2,200,483	$2,106,626
Applied Sterilization Technologies	222,014	216,298	675,283	630,092
Life Sciences	121,273	127,908	379,248	381,706
Dental	103,563	105,090	317,988	255,954
Total revenues	$1,215,994	$1,208,971	$3,573,002	$3,374,378
Segment operating income (loss):
Healthcare	$175,399	$175,778	$497,233	$482,487
Applied Sterilization Technologies	103,539	101,343	323,238	303,059
Life Sciences	45,249	52,032	149,173	158,639
Dental	20,337	23,096	67,992	65,607
Corporate	(53,873)	(62,360)	(196,872)	(219,131)
Total segment operating income	$290,651	$289,889	$840,764	$790,661
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,941	$75,021	$281,727	$191,552
Acquisition and integration related charges (2)	4,817	9,298	18,493	167,698
Tax restructuring costs (3)	282	118	533	228
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(3,100)	—
Net (gain) loss on divestiture of businesses (1)	(838)	489	3,939	893
Amortization of inventory and property "step up" to fair value (1)	1,608	2,237	5,697	96,513
Restructuring charges (4)	38	(207)	127	17
Goodwill impairment loss (5)	—	—	490,565	—
Total income from operations	$190,803	$202,933	$42,783	$333,760
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
Healthcare revenues increased 1.2% to $769.1 million for the three months ended December 31, 2022, as compared to $759.7 million for the same prior year period. This increase reflects growth in capital equipment and service revenues of 4.6% and 5.0% respectively, which was partially offset by a 5.1% decline in consumable revenues, and reflects improvements in volume and pricing, which were partially offset by the unfavorable impacts of divestiture activity and fluctuations in currencies.
Healthcare revenues increased 4.5% to $2,200.5 million for the nine months ended December 31, 2022, as compared to $2,106.6 million for the same prior year period. This increase reflects growth in capital equipment, service and consumable revenues of 8.5%, 4.9% and 1.0%, respectively, and reflects the favorable impact of the Cantel acquisition and increased demand, partially offset by divestiture activity and unfavorable fluctuations in currencies.
The Healthcare segment’s backlog at December 31, 2022, was $540.4 million. Excluding Cantel, the Healthcare segment's backlog at December 31, 2021 was $381.6 million. In addition to the added volume from Cantel, the increase is primarily due to built up demand and supply chain disruptions.

AST revenues increased 2.6% to $222.0 million for the three months ended December 31, 2022, as compared to $216.3 million for the same prior year period. AST revenues increased 7.2% to $675.3 million for the nine months ended December 31, 2022, as compared to $630.1 million for the same prior year period. The fiscal 2023 increases are primarily due to increases in volume and pricing, partially offset by unfavorable fluctuations in currencies.
Life Sciences revenues decreased 5.2% to $121.3 million for the three months ended December 31, 2022, as compared to $127.9 million for the same prior year period. This decrease reflects declines in capital equipment and consumable revenues of 6.0% and 9.0%, respectively, which were partially offset by a 1.9% increase in service revenues. The decline was driven by unfavorable fluctuations in currencies, divestiture activity, and volume declines, which exceeded favorable impacts from pricing.
Life Sciences revenues decreased 0.6% to $379.2 million for the nine months ended December 31, 2022, as compared to $381.7 million for the same prior year period. This decrease is the result of a decline in consumable revenues of 3.8%, which was partially offset by growth in capital equipment and service revenues of 1.8% and 2.5%, respectively. The decrease was driven by the negative impacts of currency fluctuations and divestiture activity, which exceeded favorable impacts from pricing.
The Life Sciences segment’s backlog at December 31, 2022 amounted to $110.6 million, representing a decrease of 5.6% as compared to the backlog of $117.2 million at December 31, 2021. The decrease is primarily due to a slowdown in demand when compared to the same period in the prior year.
Dental segment revenues for the three months ended December 31, 2022 decreased to $103.6 million from $105.1 million for the same prior year period. The decline was the result of lower volume and unfavorable currency fluctuations, which exceeded the favorable impact of pricing. Dental segment revenues for the nine months ended December 31, 2022 increased to $318.0 million from $256.0 million for the same prior year period. The increase was driven by the timing of the Cantel acquisition.
The Healthcare segment’s operating income decreased 0.2% to $175.4 million for the three months ended December 31, 2022, as compared to $175.8 million in the same prior year period. The segment's operating margins were 22.8% and 23.1% for the third quarter of fiscal 2023 and 2022, respectively. The decreases in operating income and margin were primarily due to unfavorable impacts from supply chain, inflation, and divestiture activity, which exceeded the benefits of higher volume and pricing. The Healthcare segment’s operating income increased 3.1% to $497.2 million for the nine months ended December 31, 2022, as compared to $482.5 million in the same prior year period, primarily due to higher volume and the Cantel acquisition. The segment's operating margins were 22.6% and 22.9% for the first nine months of fiscal 2023 and 2022, respectively. The decline in operating margin is primarily due to increased supply chain and inflationary costs, and higher research and development expenses in fiscal 2023.
The AST segment's operating income increased 2.2% to $103.5 million for the three months ended December 31, 2022, as compared to $101.3 million during the same prior year period. The AST segment's operating income increased 6.7% to $323.2 million for the nine months ended December 31, 2022, as compared to $303.1 million during the same prior year period. The segment's operating margins were 46.6% and 46.9% for the third quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 47.9% and 48.1% for the first nine months of fiscal 2023 and 2022, respectively. The increase in segment operating income and decrease in operating margin were primarily due to increased volume, which was partially offset by higher labor and energy costs in fiscal 2023.
The Life Sciences segment’s operating income decreased 13.0% to $45.2 million for the three months ended December 31, 2022, as compared to $52.0 million for the same prior year period. The Life Sciences segment’s operating income decreased 6.0% to $149.2 million for the nine months ended December 31, 2022, as compared to $158.6 million for the same prior year period. The segment's operating margins were 37.3% and 40.7% for the third quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 39.3% and 41.6% for the first nine months of fiscal 2023 and 2022, respectively. The decreases in segment operating income and operating margin were primarily due to a reduction in volume as well as supply chain and inflationary cost increases.
The Dental segment's operating income decreased 11.9% to $20.3 million for the three months ended December 31, 2022, as compared to $23.1 million for the same prior year period. The decrease was primarily due to a reduction in volume. The Dental segment's operating income increased 3.6% to $68.0 million for the nine months ended December 31, 2022, as compared to $65.6 million, for the same prior year period. The segment's operating margins were 19.6% and 22.0% for the third quarter of fiscal 2023 and 2022, respectively. The segment's operating margins were 21.4% and 25.6% for the first nine months of fiscal 2023 and 2022, respectively. The Dental segment's fiscal 2023 operating income and margins have been negatively impacted by the reduction in volume, decreased manufacturing productivity, and increased supply chain and inflationary costs.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$541,148	$513,080
Net cash (used in) investing activities	$(305,752)	$(760,135)
Net cash provided by (used in) financing activities	$(306,771)	$390,438
Debt-to-total capital ratio	33.6%	33.3%
Free cash flow	$262,792	$300,298
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $541.1 million for the first nine months of fiscal 2023 and $513.1 million for the first nine months of fiscal 2022. The fiscal 2023 increase was primarily due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, partially offset by higher working capital, particularly inventory.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $305.8 million for the first nine months of fiscal 2023 and $760.1 million for the first nine months of fiscal 2022. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2023 and fiscal 2022:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $290.5 million for the first nine months of fiscal 2023 and $214.5 million during the same prior year period. The fiscal 2023 increase was primarily due to additional expenditures in our Applied Sterilization Technologies segment.
•Proceeds from the sale of property, plant, equipment, and intangibles - During the first nine months of fiscal 2023, we received proceeds from the sale of property, plant, equipment, and intangibles of $12.2 million primarily from the sale of a facility previously used by the Dental segment.
•Proceeds from the sale of business – During the first nine months of fiscal 2023, we sold the remaining component of the Animal Healthcare business for $5.2 million and received proceeds of $1.4 million related to a working capital settlement on the fiscal 2022 sale of the Renal Care business.
•Acquisition of businesses, net of cash acquired – During the first nine months of fiscal 2023, we used $34.0 million for the acquisition of businesses. During the first nine months of fiscal 2022, we used $547.4 million for the acquisition of Cantel. For more information, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions," and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
Net Cash Provided By/Used In Financing Activities – The net cash used in financing activities amounted to $306.8 million for the first nine months of fiscal 2023 compared to net cash provided by financing activities of $390.4 million for the first nine months of fiscal 2022. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2023 and fiscal 2022:
•Proceeds from Issuance of Senior Notes – During the first nine months of fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Proceeds from Term Loan – During the first nine months of fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our Delayed Draw Term Loan, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on Long-term Obligations, net – During the first nine months of fiscal 2023, we repaid $91.0 million of private placement debt. During the first nine months of fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on convertible debt obligations – During the first nine months of fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on

Cantel's debt, refer to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Payments on Term Loans – During the first nine months of fiscal 2023, we repaid $141.9 million of our Term Loans. During the first nine months of fiscal 2022, we repaid $125.0 million of our Term Loan. For more information on our Term Loans, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Proceeds/Payments under credit facilities, net – Net proceeds received under credit facilities totaled $216.6 million in the first nine months of fiscal 2023, compared to net payments under credit facilities of $203.8 million in the first nine months of fiscal 2022.
•Deferred financing fees and debt issuance costs – During the first nine months of fiscal 2022, we paid $17.2 million for financing fees and debt issuance costs primarily related to our Senior Public Notes, and to our Delayed Draw Term Loan, which was in connection with the acquisition of Cantel. For more information on our debt, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022.
•Acquisition related deferred or contingent consideration – During the first nine months of fiscal 2022, we paid $32.6 million in deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company.
•Repurchases of ordinary shares – During the first nine months of fiscal 2023, we obtained 74,897 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $13.1 million. During the first nine months of fiscal 2023, we purchased 735,320 of our ordinary shares in the aggregate amount of $140.9 million. During the first nine months of fiscal 2022, we obtained 225,493 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $27.6 million.
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2023, we paid total cash dividends of $136.9 million, or $1.37 per outstanding share. During the first nine months of fiscal 2022, we paid total cash dividends of $120.1 million, or $1.26 per outstanding share.
•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2023, we paid $0.8 million in distributions to noncontrolling interest holders. During the first nine months of fiscal 2022, we received contributions from noncontrolling interest holders of $3.7 million and paid $1.0 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2023 and fiscal 2022, we received cash proceeds totaling $1.5 million and $6.8 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $541.1 million for the first nine months of fiscal 2023 and $513.1 million for the first nine months of fiscal 2022. Free cash flow was $262.8 million in the first nine months of fiscal 2023 compared to $300.3 million in the first nine months of fiscal 2022 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 decrease in free cash flow was primarily due to higher working capital, particularly inventory and increased capital spending in the fiscal 2023 period, which was partially offset by lower costs associated with the acquisition and integration of Cantel.
Our debt-to-total capital ratio was 33.6% at December 31, 2022 and 33.3% at December 31, 2021.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 31, 2022. Our commercial commitments were approximately $106.4 million at December 31, 2022, reflecting a net increase of $7.7 million in surety bonds and other commercial commitments from March 31, 2022. Outstanding borrowings under our Credit Agreement as of December 31, 2022 were $274.7 million. We had $10.4 million of letters of credit outstanding under the Credit Agreement at December 31, 2022.
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

The following tables present summarized results of operations for the nine months ended December 31, 2022 and summarized balance sheet information at March 31, 2022 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Nine Months Ended
December 31,
2022

Revenues	$1,670,114
Gross profit	934,655
Operating costs arising from transactions with non-issuers and non-guarantors, net	324,053
Income from operations	547,497
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	482,064
Net income	$569,760

Summarized Balance Sheet Information
( in thousands)
	December 31,	March 31,
	2022	2022
Receivables due from non-issuers and non-guarantor subsidiaries	$17,577,904	$16,033,719
Other current assets	500,713	400,776
Total current assets	$18,078,617	$16,434,495

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,887,167	$2,001,742
Goodwill	96,974	95,688
Other non-current assets	182,811	142,711
Total non-current assets	$2,166,952	$2,240,141

Payables due to non-issuers and non-guarantor subsidiaries	$18,553,750	$17,053,749
Other current liabilities	252,855	231,043
Total current liabilities	$18,806,605	$17,284,792

Non-current payables due to non-issuers and non-guarantor subsidiaries	$1,089,567	$1,102,873
Other non-current liabilities	3,110,233	3,134,777
Total non-current liabilities	$4,199,800	$4,237,650
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise,or in the provision of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in our Annual Report on Form 10-K for the year ended March 31, 2022, and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (o) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (q) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (r) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (s) the potential impact of the acquisition of Cantel Medical on relationships, including with suppliers, Customers, employees and regulators, and (t) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed.
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
Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2023, we entered into forward currency contracts in order to hedge a portion of our expected euro-denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2023. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At December 31, 2022, we held foreign currency forward contracts to buy 13.0 million British pounds sterling; and to sell 150.0 million Mexican pesos, and to sell 16.3 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At December 31, 2022, we held commodity swap contracts to buy 200.4 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). As of December 31, 2022, there was approximately $160.6 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During the first nine months of fiscal 2023, we obtained 74,897 of our ordinary shares in the aggregate amount of $13.1 million in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2023 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	61,629		$169.38		61,629	$238,932
November 1-30	25,000		181.59		25,000	234,392
December 1-31	396,204		186.18		396,204	$160,626
Total	482,833	(1)	183.80	(1)	482,833	160,626
(1) Does not include 9 shares purchased during the quarter at an average price of $175.36 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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
February 8, 2023