Form 10-K
period 2023-03-31
STERIS plc
filed 2023-05-26
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September 30, 2022 was $16,561.0 million.
The number of Ordinary Shares outstanding as of May 23, 2023: 98,650,238
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called "STERIS," "the Company," "we," "us," or "our," unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2023 ended on March 31, 2023.
ITEM 1.    BUSINESS
INTRODUCTION
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, endoscopy accessories, barrier products, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny over cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.
INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment and uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report.
HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Products Offered. Our products include cleaning chemistries and sterility assurance products, automated endoscope reprocessing systems and tracking products, endoscopy accessories, washers, sterilizers and other pieces of capital equipment essential to the operations of a sterile processing department ("SPD") and equipment used directly in the procedure rooms, including surgical tables, lights, equipment management services, and connectivity solutions.
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
Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2023, no Customer represented more than 10% of the Healthcare Product segment's total revenues.

Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Baxter, Boston Scientific, Belimed, Ecolab, ERBE, Fortive, Getinge, Karl Storz, Metrex, Olympus, Ruhof, SteelCo, Stryker, Skytron and Wassenburg. On a service line basis, competitors include Agiliti, BBraun, Berendsen plc, CleanLease (Clean Lease Fortex), Parts Source, Olympus, Owens & Minor, Pentax, Rentex Awé and Rentex Floren and Sterilog Limited.
APPLIED STERILIZATION TECHNOLOGIES SEGMENT
Description of Business. Our Applied Sterilization Technologies ("AST") segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Services Offered. We offer a wide range of sterilization modalities and an array of testing services that complement the manufacturing of single use, sterile products. Our facilities are located in regions with a concentration of medical device manufacturing throughout the Americas, Europe, and Asia. Our technical professionals supports Customers in all phases of product development, materials testing, and process validation. In addition, we manufacture and supply integrated sterilization equipment and control systems to medical device manufacturers and research institutions.
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout the world. For the year ended March 31, 2023, no Customer represented more than 10% of the segment’s revenues.
Competition.  Applied Sterilization Technologies operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment provides a comprehensive offering of products and services that support pharmaceutical manufacturing, primarily for vaccine and other biopharma Customers focused on aseptic manufacturing. Our portfolio includes a full suite of consumable products, equipment maintenance and specialty services, and capital equipment.
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
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2023, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
DENTAL SEGMENT
Description of Business.  Our Dental segment provides a comprehensive offering for dental practitioners and dental schools, offering instrumentation, infection prevention consumables, and instrument management systems.
Products Offered.  Our products include hand and electric-powered dental instruments, infection control products, conscious sedation, personal protective equipment and water quality products for the dental suite.
Customer Concentration.  Our dental products are sold globally to wholesale Customers and directly to end users in many countries. Our wholesale Customers primarily include major healthcare distributors, with some group purchasing organizations and buying co-operatives that sell our products to dental practices, medical facilities, government & educational institutions, and veterinary clinics. The majority of our dental products are sold under our brand names, but we also supply private label products for several of our Customers. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.4% of our Dental segment revenues for the year ended March 31, 2023.

Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings. On a product basis, competitors include 3M, Braun/Aesculap, Danaher/Sybron, Dentsply/Sultan Healthcare, J&J/Ethicon, Halyard Health, LM Dental, Medicom, Porter Instrument, Sterisil, Young Dental, and less expensive products from Asia and other lower cost manufacturing locations.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities. However, in fiscal 2022 and 2023 we experienced delays in receiving materials and significant cost increases. We do not currently expect any significant disruption to our operations due to sourcing problems in fiscal 2024. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as ethylene oxide ("EO") and cobalt-60, which are necessary to our AST operations. In addition, we have developed a plan to expand our irradiation processing capacity with accelerator-based technologies, which may reduce the potential supply risk.
In response to the active conflict between Russian and Ukraine, we stopped purchasing cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations but these impacts are not expected to be material to our AST segment and its results of operations. For additional information about the risks we face concerning the conflict between Russia and Ukraine, see Part I, Item 1A of this Annual Report titled, "Risk Factors."
Inflation. Historically, our business has not been significantly impacted by the overall effects of inflation. However during fiscal 2022 and 2023, we experienced a rise in supply chain and labor costs and anticipate continued inflationary pressure in fiscal 2024. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation.
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
As of March 31, 2023, we held 581 United States patents and 2,356 patents in other jurisdictions and had 159 United States patent applications and 372 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2023, we had a total of approximately 2,482 trademark registrations worldwide.
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
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in Ireland, the United States and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. Please refer to Note 10 to our consolidated financial statements titled, "Commitments and Contingencies" for further information.
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
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2023, we had a backlog of $599.6 million. Of this amount, $494.7 million and $104.9 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2022, excluding Cantel, we had backlog orders of $528.3 million. Of this amount, $423.6 million and $104.7 million related to our Healthcare and Life Sciences segments, respectively.

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
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
Introduction
WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. Inspired by our Customers’ efforts to create a healthier and safer world, and guided by our legacy of leadership and innovation, we strive to be a Great Company. To STERIS, this means we will make a difference by providing world-class products and services for our Customers, safe and rewarding work for our People, and superior returns for our Shareholders.
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
Our Environmental, Social, and Governance ("ESG") function is led by the Vice President of ESG. The ESG function, with support from our Chief Executive Officer, General Counsel and other senior executives, works to actively develop and refine our ESG strategies, programs, and policies. The ESG function works closely with our Global Sustainability Steering Committee to build ESG values and implement strategies, programs, and policies across the Company. The Global Sustainability Steering Committee is a cross-functional team of senior leadership, subcommittee chairs, and subject matter experts spanning our businesses and Legal, Investor Relations, Human Resources, Continuous Improvement, Compliance, Facilities, and Health, Safety and Environment functions. The ESG team regularly updates the Nominating and Governance Committee of our Board of Directors regarding its activities, including evaluating carbon emissions, preparing for regulatory requirements, reporting ESG metrics, and reviewing ESG ratings.
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
Anti-Bribery and Anti-Corruption. We are committed to conducting our business fairly, honorably, with integrity and in compliance with the law in all jurisdictions where we operate. Our policy prohibits bribery and corruption in any form, and we explain our commitment in our Statement on Anti-Corruption Policies and Procedures. As an ongoing due diligence measure, we have established a program to recognize those sales and marketing intermediaries who demonstrate an elevated commitment to compliance. Through this Commercial Compliance Program, we formally recognize organizations that have not only met STERIS's standard ethical requirements for inclusion in our network but have also taken additional steps, such as adopting their own code of conduct and training their employees on their own firm's ethical values, to ensure compliant behavior. In 2023, STERIS incurred no monetary losses as a result of legal proceedings associated with bribery or corruption.
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
MDMA is the leading voice representing the interests of innovative and entrepreneurial medical technology companies. MDMA's goal is to provide patients and clinicians with timely access to safe and effective medical technologies that improve the quality of life. AAMI is a nonprofit organization founded in 1967. It is a diverse community of more than 10,000 healthcare technology professionals united by one important mission-supporting the healthcare community in the development, management, and use of safe and effective healthcare technology. MedTech Europe is the European trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe’s purpose is to make innovative medical technology available to more people, while helping healthcare systems move towards a more sustainable path. The MedTech Europe Code of Ethical Business Practice regulates all aspects of the industry’s relationship with Healthcare Professionals (HCPs) and Healthcare Organizations (HCOs), to ensure that all interactions are ethical and professional at all times and to maintain the trust of regulators, and patients. STERIS has adopted and requires compliance with the MedTech Europe Code of Ethical Business Practice.
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
The STERIS Code of Business Conduct covers ethical marketing and off-label promotion. In fiscal 2023, STERIS incurred no monetary losses as a result of legal proceedings associated with false marketing claims.

ENERGY, GHG EMISSIONS AND ENVIRONMENTAL CONSERVATION
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
STERIS tracks greenhouse gas ("GHG") emissions and we complete the annual Carbon Disclosure Project ("CDP") questionnaire. CDP is an internationally recognized nonprofit organization that collects and reports environmental metrics. Currently, we report our direct (Scope 1) and indirect (Scope 2) energy use and emissions from all legacy STERIS facilities. In fiscal 2023, we completed an energy assessment of our global operations to identify opportunities for reducing our global GHG emissions and evaluate potential target setting opportunities. We recognize that a significant portion of our carbon impact is as a result of our value chain, outside of electricity and energy consumption at our global sites. More recently, we initiated a comprehensive review to establish the baseline for our Scope 3 carbon emissions.
We have a broad and comprehensive portfolio of sterilization and disinfection products that support the procedural spaces within hospitals, endoscopy and surgery centers as well as pharmaceutical, medical device and dental Customers. When we think about new products or next generation products, part of our effort is to reduce the environmental impact of what we do. That can include anything from reformulating chemistries to eliminating metals-based ingredients or reducing the effluence produced as a result of the use of our products, to creating ultra-concentrate chemistries such as Prolystica® Ultra Concentrate Cleaning Chemistries, which offer 10x the uses per container. That means 5 and 10-liter containers of concentrate replace 114-liter drums, creating benefits from safer lifting, elimination of packaging waste, and less frequent deliveries with smaller trucks. We also work to utilize containers that can be recycled and build products with materials that can be recycled at the end of their life.
We are actively evaluating our ability to report in accordance with the Task Force on Climate-related Financial Disclosures (TCFD) framework and in light of evolving regulatory disclosure requirements.
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
Employees by Segment. As of March 31, 2023, we had over 17,000 employees throughout the world of which less than 12% are represented by work councils or labor unions. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2023	Fiscal 2022
Healthcare	10,629	10,546
Applied Sterilization Technologies	3,163	2,961
Life Sciences	965	1,111
Dental	1,451	1,020
Corporate	892	784
Total employees	17,100	16,422
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
We strive to recruit the best available people who are aligned with and embody our core values. We are committed to equality and assessing candidates based on qualifications. We believe that our success is dependent on attracting and retaining people from a cross-section of our communities who understand their markets, and in doing so we continue to create a competitive advantage for STERIS.
Our success depends on our ability to attract and retain talented employees, and we do so without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment, including hiring, compensation, training, promotions, transfers, or lay-offs, based on the job requirements and skills of the individuals and utilizing the principle of equal employment opportunity without discrimination. We have biennial training on anti-harassment, except where required annually.
Total directors and employee’s distribution by gender is shown in the table below:

	March 31, 2023		March 31, 2022
	Male	Female	Male	Female
Non-Executive Directors	6	2	6	2
Senior Managers	739	297	663	236
Other employees of the Company	10,774	5,846	10,294	5,629
Directors and United States employees by race is shown in the table below:

	March 31, 2023		March 31, 2022
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	75%	25%	75%	25%
Senior Managers	86%	14%	88%	12%
Other employees of the Company	61%	39%	63%	37%
(1) A minority person is defined as a person who identifies as American Indian/Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Island, or two or more races.

Health, Safety & Environment. We realize the importance of Health, Safety & Environment ("HSE") to the well-being of our Customers, employees, community, the environment, and ultimately our shareholders. To that end, our HSE teams and management are committed to supporting HSE programs with ongoing involvement through our continuous improvement process. Our ultimate goal is to be an incident-free company. The cornerstone of this initiative is the belief that incidents result from unsafe acts or conditions, both of which are preventable. We apply the U.S. Occupational Safety and Health Administration (OSHA) recordkeeping practices worldwide. Key metrics for purposes of benchmarking performance include Total Recordable Incident Rate ("TRIR") and Lost-time Incident Rate ("LTIR") injury and illness incident rates, both of which are presented in the table below:

	STERIS		Industry Benchmarks (2)
	Fiscal 2023	Fiscal 2022	Average	Best in Class
Total Recordable Incident Rate (1)	1.05	0.85	2.50	1.43
Lost-time Incident Rate (1)	0.36	0.24	1.25	0.32
(1) We apply the U.S. Occupational Safety and Health Administration ("OSHA") recordkeeping practices worldwide. All rates are based on 100 full-time employees ("FTE") working one year. 100 FTEs equals 200,000 work hours. TRIR includes work-related injuries or illnesses requiring medical attention beyond first-aid. LTIR includes work-related injuries or illnesses that cause an employee to be away from work at least one full day after the date of the incident.
(2) Our external benchmarks include the OSHA average and 1st Quartile injury/illness rates which are derived from the Bureau of Labor Statistics.
Our annual workplace injury prevention results are within the manufacturing sector's best-in-class performance as defined by the Bureau of Labor Statistics.
The ISO 14001 and 45001 sets out the criteria that a company can follow to establish an effective HSE management system. Designed for any type of organization, regardless of its activity or sector, it can provide assurance that environmental impact is being measured, controlled and improved in a holistic manner. To date, one facility and 14 reprocessing locations have undergone the formal process to receive ISO 14001.

The OSHA Voluntary Protection Program ("VPP") Star Award recognizes employers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their industry. We currently have 12 locations that hold the OSHA VPP Star Award.
We utilize internal HSE management systems and compliance audits designed to identify percent compliance of our global operations against our standards.
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
Our employee turnover rate was 15% and 17% for fiscal 2023 and 2022, respectively, and we are continuously working towards a goal of achieving a rate of 10% or less, excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them and they must always be approved by executive management. Every year we encourage all employees to participate in our employee engagement survey which is administered by a third party on a confidential basis. This process has been valuable in helping us recognize what we do well and foster an open conversation about how we can make STERIS an even better place to work. We are pleased to report that 85% of our employees completed our 2023 survey. In our most recent survey, we measured fifteen principal factors and overall employee engagement was 74%, in-line with our results for the past five years. The results indicate that the majority of our people are committed to serving our Customers, are proud to work for STERIS, and have confidence in the stability of our business.
We are committed to supporting the development of our people. Employees benefit from hands-on continuous improvement ("Lean") training, a web-based learning management system and STERIS University. In addition, we provide biennial Code of Conduct training and other key required training at all levels of the Company. In our manufacturing and service organizations, we provide training for employees who do not have the necessary experience or background. This training is conducted through a combination of hands-on and module-based training. Our focus is on safety, quality and consistency in approach and outcome. As a Lean focused organization, we have created standard work instructions for many processes and refresher courses are offered regularly for existing employees. Where possible, we look to provide cross-training for employees looking to expand their knowledge or grow into new roles. We encourage all employees to create individual development plans and provide the support to assist in that effort.
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

(in thousands)	Fiscal 2023	Fiscal 2022
Wages and salaries	$1,172,234	$1,100,357
Commission and incentive plans	154,840	225,863
Social security costs	91,653	65,525
Share-based compensation expense	38,951	57,660
Pension and post-retirement benefits expense	37,936	32,423
Other, primarily employee benefits	139,133	130,217
Total employee costs	$1,634,747	$1,612,045
QUALITY
We are subject to strict regulatory compliance and quality standards to ensure the safety and supply of our products and services. The quality and regulatory systems are broad in scope and designed to achieve quality from incoming materials through the design, development, manufacture, storage, handling and distribution of our products and delivery of services. To monitor compliance with these standards, internal and third-party assessments of our quality and regulatory systems are conducted. FDA conducts inspections of our manufacturing and contract sterilization facilities on a periodic basis to confirm compliance. In connection with an inspection, the FDA may initiate warning letters and/or consent decrees, which list conditions or practices that may indicate a violation of the FDA’s requirements. In fiscal 2023, STERIS did not receive any warning letters, seizures, or consent decrees. Additionally, STERIS had zero products listed in the FDA’s MedWatch Safety Alerts for Human Medical Products database.
We have in place processes to monitor and support compliance with product and service regulations worldwide, including design controls, product changes, labeling and advertising, marketing materials, good manufacturing practices, and adverse event reporting requirements. We take prompt action whenever we are alerted to regulatory or field-safety issues with a STERIS product. Following immediate assessment, we take corrective action, including voluntary product recalls, when needed. We examine underlying issues and root cause and work to resolve these to avoid recurrence. STERIS had no Class I recalls in fiscal 2023, 2022 or 2021.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2023. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	55	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	50	President and Chief Executive Officer
Mary Clare Fraser	52	Senior Vice President and Chief Human Resources Officer
Julia K. Madsen	58	Senior Vice President, Life Sciences
Cary L. Majors	48	Senior Vice President and President, Healthcare
Renato G. Tamaro	54	Vice President and Corporate Treasurer
Michael J. Tokich	54	Senior Vice President and Chief Financial Officer
Andrew Xilas	58	Senior Vice President and General Manager, Dental
J. Adam Zangerle	56	Senior Vice President, General Counsel, and Company Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2023:
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
Mary Clare Fraser serves as Senior Vice President and Chief Human Resources Officer. She assumed this role in May 2022. She joined STERIS in July 2020 as the Vice President and Chief Human Resources Officer. From February 2003 to July 2020 she held various positions with Parker-Hannifin Corporation, a global motion control technologies company, serving most recently from September 2019 to July 2020, as Vice President Human Resources of its Aerospace Group and from March 2017 to September 2019 as its Corporate Director of Human Resources.
Julia K. Madsen serves as Senior Vice President, Life Sciences. She assumed this role in July 2020. From August 2015 to July 2020 she served as Vice President and General Manager Life Sciences, Consumables.
Cary L. Majors serves as Senior Vice President and President, Healthcare. He assumed this role in August 2022. From August 2019 to August 2022, he served as Senior Vice President, Americas Commercial Operations. From April 2014 to August 2019 he served as Vice President, North America Commercial Operations.
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
J. Adam Zangerle serves as Senior Vice President, General Counsel, and Company Secretary. He assumed this role in July 2018. From July 2013 to July 2018 he served as Vice President, General Counsel, and Secretary.

ITEM 1A.RISK FACTORS
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. In addition, the impacts of the COVID-19 pandemic, Russia’s invasion of Ukraine and the ongoing inflationary environment may also exacerbate any of these risks, which could have a material effect on us. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.
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
The effects of geopolitical instability, including as a result of Russia’s invasion of Ukraine, may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability, including as a result of Russia’s invasion of Ukraine, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising energy costs, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
In response to the military conflict between Russia and Ukraine that began in February 2022, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia. The long-term impact on our business resulting from the disruption of trade in the region caused by the conflict and associated sanctions and boycotts is uncertain at this time due to the fluid nature of the ongoing military conflict and response. The potential impacts include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, and other risks, including an elevated risk of cybersecurity threats and the potential for further sanctions. We have stopped commercial operations in Russia and Belarus, which includes shipments to Customers and purchases of cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations.
The COVID-19 pandemic disrupted our operations and could have a material adverse effect on our business and financial condition if further significant disruptions occur.
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, disrupted our operations. We have experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, we have experienced less demand for certain of our products and services as a result of reduced volume of medical procedures, and other factors, which we believe was exacerbated by the impact of stay-at-home orders and government responses to COVID-19. Additionally, the COVID-19 outbreak has caused temporary disruptions and rising costs in our labor supply and supply chain and distribution network.
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
Product and Service Related Regulations and Claims
We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may negatively impact our revenues, profitability, financial condition, or value.
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

Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If there are delays in and/or we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained. Any elongation or de-prioritization or delay in regulatory review could materially affect our ongoing device design, development, and commercialization plans.
Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment.
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
The U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this new legislation and new changes have been proposed, and in many instances finalized, with respect to a number of income tax provisions (including foreign tax credit regulations) in the U.S. that could increase our total tax expense. In addition, beginning January 1, 2022, the limitation on deductibility of interest expense, which generally limits a deduction for interest expense to 30% of taxable income (subject to certain adjustments), must be determined by reducing taxable income by depreciation and amortization deductions, which may limit our ability to deduct interest expense in the future. We cannot predict the overall impact that the additional guidance and recent changes may have on our business. Some jurisdictions have raised tax rates and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA, current economic conditions, and COVID-19 response costs.
In August 2022, President Biden signed the Inflation Reduction Act (the “IRA”) into law. One of the provisions in the IRA added a corporate alternative minimum tax (“CAMT”) to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), beginning for fiscal years 2023. If income tax liability in the U.S. is lower than the income tax liability calculated under the CAMT provisions, we will be subject to additional income taxes in the United States. In addition, the IRS added excise tax on certain stock buybacks by publicly traded corporations. Even though the excise tax mostly impacts publicly traded companies organized in the U.S., under certain circumstances, the excise tax may be imposed on stock buybacks by a non-U.S. based publicly traded company like us.
In addition, further changes in the tax laws of other jurisdictions will likely arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. Following the issuance of such recommendation, in December 2022, the European Union issued a directive to adopt Global Base Erosion laws (a/k/a GloBE or Pillar Two) in the EU member countries, in most cases beginning in fiscal year 2024. Many other non-EU member countries agreed to adopt GloBE between fiscal years 2024 and 2025. The GloBE rules, once implemented in the EU and other jurisdictions, could subject us to additional income taxes in those jurisdictions if our effective corporate tax rate in those jurisdictions (determined under the GloBE rules) is below 15%. Accordingly, the GloBE rules could increase tax uncertainty and adversely impact our provision for income taxes. In addition, the GloBE rules have certain transition period provisions that apply to certain intercompany transactions occurring between December 1, 2021 and the effective date of the GloBE rules in a given jurisdiction. These transition period provisions may have an adverse impact on our effective tax rate, and subject us to additional income tax, in some of the jurisdictions who adopt the GloBE rules.
Our tax rate is uncertain and may vary from expectations, which could have a material impact on our results of operations and earnings per share.
There can be no assurance that we will be able to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on us and our affiliates. In addition, the GloBE rules, which are expected to be implemented in most of the jurisdictions where we have operations, and the CAMT may adversely impact our effective corporate tax rate.
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
On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, adopted the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the "MLI"), which generally is meant to prevent treaty abuse, improve dispute resolution, prevent the artificial avoidance of permanent establishment status and neutralize the effect of hybrid mismatch agreements. The MLI came into effect on July 1, 2018. The MLI may modify affected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. The number of affected tax treaties could eventually be significant. To date, about 100 jurisdictions have joined the BEPS MLI, out of which about 79 jurisdictions have ratified, accepted, or approved the MLI, and it covers around 1850 bilateral tax treaties. Signatories include jurisdictions from all continents and all levels of development and other jurisdictions are also actively working towards signature. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates than it is currently taxed, which may increase our effective tax rate.
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
The U.S. Internal Revenue Service (the “IRS”) may not agree that we are a non-U.S. corporation for U.S. federal tax purposes.
Although we are organized under the laws of Ireland and are a tax resident in Ireland for Irish tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code (“Section 7874”). For U.S. federal tax purposes, a company generally is considered to be a tax resident in the jurisdiction of its organization. Because we are organized under the laws of Ireland, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874, however, provides an exception to this general rule under which a non-U.S. organized entity may be treated as a U.S. corporation for U.S. federal tax purposes.

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
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key raw materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60 and EO, and key components include plastic components, as well as various electronics including control boards and computer chips. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. Also, certain of our key materials and components have a limited number of suppliers. Some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary to our AST operations. Changes in regulatory requirements regarding the use of, the unavailability or short supply of these products might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, increased regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely affect us. In response to the active conflict between Russian and Ukraine, we have stopped purchasing cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations.
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
Expectations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, Customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG priorities and initiatives through information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these initiatives involves risks and uncertainties requires investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our priorities and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
As we continue to focus on developing our ESG practices, such practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Many of our Customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support Customers in achieving these reductions, we may lose revenue if our Customers find other suppliers who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our ordinary shares. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital.
We may be adversely affected by global climate change or by existing and future legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to assess and predict. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We may bear losses as a result of, for example, physical damage to or destruction of our facilities (such as distribution or fulfillment centers), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change, which could materially and adversely affect our business operations, financial position or results of operation.
There has also been an increased focus from regulators and stakeholders on greenhouse gas emissions and climate-related risks. Both the standard setting and regulatory landscapes are extremely complex and present significant compliance challenges. Many different organizations are promulgating reporting standards and rules that focus on addressing greenhouse gas emissions and climate-related topics. In March 2022, the SEC published its proposed rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which sets forth certain prescriptive rules that, if implemented as proposed, will significantly increase our reporting obligations and cost of compliance. On January 5, 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards (“ESRS”). While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still developing and uncertain, and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD.
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance and regulated materials or processes that we use in our operations may become the focus of litigation.
Our AST segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is ethylene oxide (EO) sterilization. In the United States, several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
Our EO sterilization operations subject us to claims of liability and associated adverse effects.
Some current or past operators of EO sterilization facilities, including us, have been the target of litigation on behalf of private plaintiffs alleging personal and other injuries as a result of exposure to emissions from such facilities. Certain of those operators have experienced adverse judgments and entered into settlements. These developments may increase the likelihood that we will continue to be subject to these claims or that we will be subject to more claims on behalf of similar plaintiffs in the future. Although we believe we have valid defenses to such claims, there can be no assurance that we will prevail on the merits, as the outcome of trials before juries and other aspects of litigation can be highly unpredictable.
The financial impact of litigation, particularly mass tort action lawsuits, is also difficult to predict and a judgment entered or settlement reached in one case is not representative of the outcome of other comparable cases. Regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation related to our EO operations could be costly to defend, could result in an increase of our insurance premiums, and could exhaust available insurance coverage. Furthermore, defense of litigation may result in diversion of management attention from other priorities, which could have a material adverse effect.
If our continuing efforts to create a lean business and in-source production to reduce costs are not successful, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various activities to incorporate lean concepts and practices to more efficiently operate our business, including in-sourcing. We continue to look for opportunities to in-source production that is currently provided by third parties. These activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations. Increases in costs of doing business may have a material adverse effect on our financial condition and results of operations.
A pandemic or similar public health crises, such as COVID-19, could have a material adverse impact on ability to staff our operations.
As supplier to Healthcare and Life Sciences Customers, we fell within a “critical infrastructure” sector, and were also considered an essential business and therefore were exempt under various stay at home/shelter in place orders associated with COVID-19. These exemptions, however, may not persist in another pandemic or similar health crisis and there can be no assurance that in such a crisis, we will be able to operate in the same. During the COVID-19 pandemic, our employees continued to work because of the importance of our operations to the health and well-being of citizens in the countries in which we operate, and we implemented telework policies wherever possible for appropriate categories of employees. While based on our response to the current COVID-19 pandemic, we believe that we have developed appropriate measures to ensure the health and well-being of our employees for similar or future health crises, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to an illness outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable or unwilling to continue working during the current or any future health crises, our operations may be adversely impacted.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel or other compliance matters adversely impact our personnel.
Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Labor market conditions, particularly in the United States, are challenging. The undersupply of highly qualified people has led to increased competition, which has led to higher costs and other labor-related difficulties. There is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. In addition, legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention that could have a material adverse effect on the responsibilities and retention of qualified employees.

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.
We rely extensively on information technology (IT) systems to conduct business, including but not limited to interact with Customers and suppliers, fulfilling orders, generating invoices, collecting and making payments, shipping products, providing Customer support, and fulfilling contractual obligations. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results. Numerous and evolving cybersecurity threats continue to pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Some of our products, services, and information technology systems contain or use open-source software, which poses additional risks, including potential security vulnerabilities, licensing compliance issues, and quality issues. A security breach, whether of our products, of our Customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. When cybersecurity incidents occur, we expect to follow our incident response protocols and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. In addition, the COVID-19 pandemic may increase the risk of such vulnerability and attacks, including unauthorized access or attacks exploiting the fact that a large number of employees are working remotely. Furthermore, there has also been an increase in cyber incidents that appears to be associated with the Ukraine-Russia military conflict. Enforcement of the General Data Protection Regulation (“GDPR”) was effective as of May 2018. The GDPR is focused on the protection of personal data not merely the privacy of personal data. The GDPR creates a range of new compliance obligations and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
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

RISKS RELATED TO BUSINESS DEVELOPMENT
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses and other assets, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In the last several fiscal years we have made a number of acquisitions and dispositions. There can be no assurance that any acquisition or disposition will ultimately prove to be a strategic success. Also, we may be unable to find or consummate future acquisitions and divestitures at acceptable prices and terms. We continually evaluate potential business developments opportunities in the ordinary course of business.
Our success with respect to these recent and future acquisitions will depend on our ability to integrate the businesses acquired, retain key personnel, realize identified cost synergies, manage the expanded business footprint and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including: delays in realizing or failure to realize anticipated benefits of the transactions; diversion of management’s time and attention from other business concerns; difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses; difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties; adverse effects on existing business relationships with suppliers or Customers; other events contributing to difficulties in generating future cash flows; risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses and difficulties in obtaining financing.
Our acquisition activity and ability to grow organically may be adversely affected if we are unable to continue to access the financial markets.
Our recent acquisitions have been financed largely through cash on hand, borrowings under our bank credit facilities and through public note offerings. Future acquisitions or other capital requirements and investments will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we have and may need to raise additional funds through new or expanded borrowing arrangements or equity. There can be no assurance that we will be able to obtain additional funds beyond those available under existing bank credit facilities on terms favorable to us, or at all, or that such facilities can be replaced when they terminate.
The integration of acquired businesses into STERIS may not be as successful as anticipated.
In recent years we have made several large acquisitions of business, including the acquisitions of Cantel Medical and Key Surgical. The integration of acquired businesses into STERIS involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of internal controls over financial reporting. Difficulties in integrating acquired businesses into STERIS may result in the business performing differently than expected, in operational challenges, in strategic changes or in the failure to realize anticipated expense-related efficiencies. STERIS’s existing businesses could also be negatively impacted by the integration actions. Potential difficulties that may be encountered in the integration process include, among other factors:

•the inability to successfully integrate the business of an acquired business into STERIS in a manner that permits STERIS to achieve the full revenue and cost savings anticipated from the acquisition;
•complexities associated with managing the larger, more complex, integrated business;
•not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;
•integrating personnel from acquired businesses into STERIS while maintaining focus on providing consistent, high-quality products and services;
•potential unknown liabilities and unforeseen expenses associated with the acquisition;
•loss of key employees;
•integrating relationships with Customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by integration activities; and
•the disruption of, or the loss of momentum in, an acquired business and STERIS’ ongoing business or inconsistencies in standards, controls, procedures and policies.

Past and future business acquisitions may not be as accretive to STERIS’s earnings per share and cash flow from operations per share, which may negatively affect the market price of STERIS Shares.
Past and future acquisitions may not be as accretive to STERIS’s earnings per share and cash flow from operations per share as expected. Future events and conditions could decrease or delay any expected accretion, result in dilution or cause greater dilution than is currently expected, including adverse changes in market conditions, production levels, operating results, competitive conditions, laws and regulations affecting STERIS, capital expenditure obligations, higher than expected integration costs, lower than expected synergies and general economic conditions.
Any decrease or delay of any accretion to, STERIS’s earnings per share or cash flow from operations per share could cause the price of the STERIS's ordinary shares to decline.
We incurred a substantial amount of additional debt to complete the Cantel Medical acquisition. Our debt level may limit our financial and business flexibility.
We funded the cash portion of the Cantel Medical acquisition consideration, as well as the refinancing, prepayment, replacement, redemption, repurchase, settlement upon conversion, discharge or defeasance of certain existing indebtedness of Cantel and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, through the incurrence of approximately $2.1 billion of new indebtedness, which includes $1.350 billion of senior notes issued April 1, 2021 and a new delayed draw term loan agreement in the amount of $750 million. We also refinanced or settled approximately $1.0 billion of Cantel's long-term indebtedness, including convertible debt, outstanding.
As of March 31, 2023, STERIS had approximately $3.1 billion of indebtedness outstanding. STERIS’s ability to repay all the forgoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Our increased indebtedness could have important consequences to our shareholders, including increasing STERIS’s interest obligations, general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate matters, including dividend payments and stock repurchases, limiting our flexibility in planning for, or reacting to, changes in its business and our industry and creating a disadvantage compared to our competitors with less indebtedness.
STERIS has incurred and expects to incur significant transaction and related costs in connection with business acquisitions and dispositions, which may be in excess of those anticipated.
STERIS has incurred substantial expenses in connection with the negotiation and completion of past business acquisitions and dispositions, including Cantel Medical and Key Surgical, and expects to incur similar costs for any future business acquisitions or dispositions.
STERIS expects to incur non-recurring costs associated with the integrations of recent acquisitions into STERIS and working towards achieving the desired synergies of such acquisitions. These fees and costs have been, and may continue to be, substantial. The non-recurring expenses include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, and severance and benefit costs.
STERIS also expects to incur and has incurred costs to consolidate facilities and systems. Additional unanticipated costs may be incurred in the integration of any acquired business. Although STERIS expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of acquired businesses, should allow STERIS to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results.
We may fail to realize all of the anticipated benefits of an acquired business, or those benefits may take longer to realize than expected.
The success of an acquisition depends, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses. The anticipated benefits and cost savings of an acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Assumptions that we have made with respect to acquisitions, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The post-acquisition integration process may result in the loss of key employees, the disruption of ongoing business, changes in strategy or inconsistencies in standards, controls, procedures, and policies. There could be potential unknown liabilities and unforeseen expenses associated with acquisitions that were not discovered while performing due diligence. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, an unavoidable level of risk remains regarding their actual operating and financial condition, as well as their strategic fit. We may not be able to ascertain actual value or understand potential liabilities until or after we actually assume operation control of these businesses, product or service lines, assets or technologies.
We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash changes to our results of operation in the future.
Our total assets include goodwill, intangibles and other long-lived assets. If we determine that these items have become impaired in the future, it may have a material adverse effect on our financial condition and results of operations. As of March 31, 2023, we had recorded goodwill of $4 billion and other intangible assets, net of accumulated amortization of $3 billion. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490.6 million related to goodwill that arose with respect to Dental segment acquired in the Cantel acquisition.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2023. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates. In the following discussion “International” is defined as all countries other than Ireland and the United States.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
The Company owns 54 and leases 17 contract sterilization locations, utilized in the Applied Sterilization Technologies Segment. These locations are strategically located near Customer manufacturing and distribution sites and core distribution corridors throughout the Americas, Europe and Asia.
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
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in Item 7 of Part II, Management's Discussion and Analysis ("MD&A"), and Note 10 to our consolidated financial statements titled, "Commitments and Contingencies," and is incorporated herein by reference thereto.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our ordinary shares are traded on the New York Stock Exchange under the symbol “STE.”
Holders. As of March 31, 2023, there were approximately 403 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 7, 2019, our Board of Directors authorized a share repurchase program of approximately $79.0 million (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300.0 million (net of taxes, fees and commissions). This share repurchases program was suspended on April 9, 2020 and the suspension was lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to prior authorizations. As of March 31, 2023, there was approximately $13.9 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The foregoing authorization was terminated May 3, 2023 and replaced with a new $500.0 million (net of taxes, fees and commissions) share repurchase program, which has no specified expiration date. We have not made any repurchases under the new share repurchase program to date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During fiscal 2023, we repurchased 1,563,983 of our ordinary shares for the aggregate amount of $295.0 million (net of taxes, fees and commissions) pursuant to the authorizations.
During fiscal 2023, we obtained 79,169 of our ordinary shares in the aggregate amount of $13.5 million in connection with share-based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of fiscal year 2023:

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	122,400		$191.10		122,400	$137,236
February 1-28	230,200		$190.03		230,200	93,491
March 1-31	436,063		$182.45		436,063	13,932
Total	788,663	(1)	$186.00	(1)	788,663	$13,932
(1) Does not include 8 shares purchased during the quarter at an average price of $194.76 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 6.    [RESERVED]

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
•what our expenditures for capital projects were; and
•where cash is expected to come from to fund future debt principal repayments, growth outside of core operations, repurchase ordinary shares, pay cash dividends and fund future working capital needs.
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 10 to our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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
GENERAL OVERVIEW AND EXECUTIVE SUMMARY
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, endoscopy accessories, barrier products, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
Acquisitions. During fiscal 2023, we completed several tuck-in acquisitions which expanded our product and service offerings in the Applied Sterilization Technologies and Healthcare segments. Total aggregate consideration was approximately $49.8 million, including potential contingent consideration of $7.3 million.
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
Divestitures. In April 2022, we entered into an Asset Purchase Agreement to sell certain assets of our Animal Health business to Veterinary Orthopedic Implants, LLC. We recorded net proceeds of $5.2 million and recognized a pre-tax loss on the sale of $4.9 million in the Selling, general, and administrative expenses line of the Consolidated Statements of Income. The business generated annual revenues of approximately $12.0 million.
In December 2021, we entered into an Asset Purchase Agreement to sell our Renal Care business to Evoqua Water Technologies Corp. for cash consideration of approximately $196.0 million, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12.3 million. We recognized a gain on the sale of $4.9 million. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180.0 million. The proceeds from the sale received at closing were used to repay outstanding debt. During the third quarter of fiscal 2023, we received an additional $1.4 million in working capital settlements related to the sale of this business.
For more information regarding our recent acquisitions and divestitures, see Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Highlights.  Revenues increased $372.8 million, or 8.1%, to $4,957.8 million for the year ended March 31, 2023, as compared to $4,585.1 million for the year ended March 31, 2022. These increases reflect growth in the Healthcare, Applied Sterilization Technologies, Life Sciences, and Dental segments, partially offset by unfavorable fluctuations in currencies and divestiture activities.
Our gross profit percentage decreased to 43.6% for fiscal 2023 as compared to 44.0% for fiscal 2022. Unfavorable impacts from inflation and productivity were partially offset by favorable impacts from pricing, mix, divestiture activity and fluctuations in currency.
Fiscal 2023 operating income decreased 37.0% to $268.2 million, as compared to fiscal 2022 operating income of $425.6 million. This decline was primarily due to a one time goodwill impairment charge of $490.6 million offset by a decrease in acquisition and integration expenses, which were primarily related to our acquisition of Cantel, as well as an increase in amortization of purchased intangible assets.
Cash flows from operations were $756.9 million and free cash flow was $409.6 million in fiscal 2023 compared to cash flows from operations of $684.8 million and free cash flow of $399.0 million in fiscal 2022 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increase in cash flows from operations was primarily from lower costs associated with the acquisition and integration of Cantel, partially offset by higher working capital, particularly inventory and accounts receivable. The increase in free cash flow was limited by increased capital spending.
Our debt-to-total capital ratio was 33.6% at March 31, 2023. During the year, we increased our quarterly dividend for the seventeenth consecutive year to $0.47 per share per quarter.
Outlook. In fiscal 2024 and beyond, we expect to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services. We anticipate continued supply chain and inflation pressures in fiscal 2024. Please refer to "Information With Respect to Our Business In General" in Item 1."Business" to this Annual Report on Form 10-K.

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
We believe that the presentation of these non-GAAP financial measures, when considered along with our GAAP financial measures and the reconciliation to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measures used may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
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
The following table summarizes the calculation of our free cash flow for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$756,947	$684,811
Purchases of property, plant, equipment and intangibles, net	(361,969)	(287,563)
Proceeds from the sale of property, plant, equipment and intangibles	14,587	1,741
Free cash flow	$409,565	$398,989
RESULTS OF OPERATIONS
In the following subsections, we discuss our performance and the factors affecting it. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
The discussion of and factors affecting our performance for the year ended March 31, 2022 compared to the fiscal year ended March 31, 2021 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended March 31, 2022.

FISCAL 2023 AS COMPARED TO FISCAL 2022
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2023 to the year ended March 31, 2022:

	Years Ended March 31,			Percent
(dollars in thousands)	2023	2022	Change	Change
Total revenues	$4,957,839	$4,585,064	$372,775	8.1%

Revenues by type:
Service revenues	2,172,512	2,028,783	143,729	7.1%
Consumable revenues	1,714,857	1,607,101	107,756	6.7%
Capital equipment revenues	1,070,470	949,180	121,290	12.8%

Revenues by geography:
Ireland revenues	74,463	82,011	(7,548)	(9.2)%
United States revenues	3,586,486	3,228,864	357,622	11.1%
Other foreign revenues	1,296,890	1,274,189	22,701	1.8%
Revenues increased $372.8 million, or 8.1%, to $4,957.8 million for the year ended March 31, 2023, as compared to $4,585.1 million for the year ended March 31, 2022. These increases reflect added volume in the Healthcare, Applied Sterilization Technologies, and Life Sciences segments and the benefits of a full year of Cantel activity and price increases in all segments. These positives were partially offset by unfavorable fluctuations in currencies and divestiture activities.
Service revenues for fiscal 2023 increased $143.7 million, or 7.1% over fiscal 2022, reflecting growth in the Healthcare, Life Sciences and Applied Sterilization Technologies business segments. Consumable revenues for fiscal 2023 increased $107.8 million, or 6.7%, over fiscal 2022, reflecting growth in the Healthcare and Life Sciences segments and the benefit of a full year of Cantel activity. Capital equipment revenues for fiscal 2023 increased by $121.3 million, or 12.8%, over fiscal 2022, driven by organic growth in the Healthcare and Life Sciences segments.
Ireland revenues for fiscal 2023 were $74.5 million, representing a decline of $7.5 million, or 9.2%, as compared to fiscal 2022 revenues of $82.0 million, reflecting declines in service and consumable revenues.
United States revenues for fiscal 2023 were $3,586.5 million, representing an increase of $357.6 million, or 11.1%, over fiscal 2022 revenues of $3,228.9 million, reflecting growth in service and capital equipment revenues.
Revenues from other foreign locations for fiscal 2023 were $1,296.9 million, representing an increase of $22.7 million, or 1.8% over the fiscal 2022 revenues of $1,274.2 million. The increase reflects growth within the EMEA, Canada, and Latin American regions, which was partially offset by declines in the Asia Pacific region.
Gross Profit. The following table compares our gross profit for the year ended March 31, 2023 to the year ended March 31, 2022:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$1,271,357	$1,136,356	$135,001	11.9%
Service	888,335	880,006	8,329	0.9%
Total gross profit	$2,159,692	$2,016,362	$143,330	7.1%
Gross profit percentage:
Product	45.6%	44.5%
Service	40.9%	43.4%
Total gross profit percentage	43.6%	44.0%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage decreased to 43.6% for fiscal 2023 as compared to 44.0% for fiscal 2022. Unfavorable impacts from inflation (330 basis points) and productivity (50 basis points) were partially offset by favorable impacts from pricing (150 basis points), mix and other adjustments (130 basis points), divestiture activity (40 basis points), and fluctuations in currency (20 basis points).

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2023 to the year ended March 31, 2022:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$1,298,876	$1,502,752	$(203,876)	(13.6)%
Goodwill impairment loss	490,565	—	490,565	NM
Research and development	101,581	87,944	13,637	15.5%
Restructuring expenses	485	48	437	910.4%
Total operating expenses	$1,891,507	$1,590,744	$300,763	18.9%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total Selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A decreased 13.6% in fiscal 2023, as compared to fiscal 2022. The fiscal 2023 reduction reflects lower spending for acquisition and integration expenses, which were primarily related to our acquisition of Cantel, and a decline in incentive compensation plan expense.
Goodwill Impairment Loss. A goodwill impairment loss of $490.6 million was recorded during the second quarter of fiscal 2023 as the result of an assessment of the fair value of the Dental segment made in connection with the preparation of our quarterly consolidated financial statements. For more information regarding our goodwill impairment loss, see Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets."
Research and Development. Research and development expenses increased $13.6 million in fiscal 2023 over fiscal 2022, primarily due to the addition of Cantel and other recent acquisitions. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2023, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, a fair value adjustment related to convertible debt, and other miscellaneous expense (income). The following table compares our net non-operating expenses, net for the year ended March 31, 2023 to the year ended March 31, 2022:

	Years Ended March 31,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$107,989	$89,593	$18,396
Fair value adjustment related to convertible debt, premium liability	—	27,806	(27,806)
Interest and miscellaneous expense (income)	2,848	(6,284)	9,132
Non-operating expenses, net	$110,837	$111,115	$(278)
Interest expense increased $18.4 million during fiscal 2023 over fiscal 2022, primarily due to higher interest rates on floating rate debt.
During fiscal 2022, we recorded fair value adjustments of $27.8 million, based on appreciation in our share price related to premium liability associated with the convertible debt assumed in the acquisition of Cantel.
Additional information regarding our outstanding debt and Cantel convertible debt is included in Note 6 to our consolidated financial statements titled, "Debt," and in the subsection of this MD&A titled, "Liquidity and Capital Resources."
Interest and miscellaneous expense (income) decreased $9.1 million during fiscal 2023, as compared to 2022, primarily due to losses recognized as a result of mark to market adjustments of our equity investments. Additional information regarding our mark to market adjustments of our equity investments is included in Note 17 to our consolidated financial statements titled, "Fair Value Measurements."

Income Tax Expense. The following table compares our tax expense and effective income tax rates for the years ended March 31, 2023 and March 31, 2022:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense	$51,535	$71,633	$(20,098)	(28.1)%
Effective income tax rate	32.8%	22.8%
The effective income tax rate for fiscal 2023 was 32.8% when compared to 22.8% for fiscal 2022. The fiscal 2023 effective tax rate increased when compared to 2022, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023. The fiscal 2023 effective tax rate was also favorably impacted by changes in U.S. state and local tax rates applied to existing deferred tax assets and liabilities.
Business Segment Results of Operations.
We operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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
For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled, "Business Segment Information," and Item 1, "Business."
The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the year ended March 31, 2023 to the year ended March 31, 2022.

	Years ended March 31,
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$3,085,131	$2,845,467	$98,400	$(101,631)	$(52,416)	8.4%	8.9%	10.8%
Applied Sterilization Technologies	914,431	852,972	—	—	(37,750)	7.2%	7.2%	11.6%
Life Sciences	536,704	524,964	2,800	(5,502)	(12,842)	2.2%	2.8%	5.3%
Dental	421,573	361,661	65,009	—	(6,442)	16.6%	(1.4)%	0.4%
Total	$4,957,839	$4,585,064	$166,209	$(107,133)	$(109,450)	8.1%	7.0%	9.4%
Healthcare revenues increased 8.4% in fiscal 2023, as compared to fiscal 2022, reflecting growth in capital equipment, service, and consumable revenues of 14.6%, 7.5%, and 4.6% respectively. This increase reflects increased volume and pricing, partially offset by unfavorable fluctuations in currencies. The Healthcare segment’s backlog at March 31, 2023 amounted to $494.7 million. Excluding Cantel, the Healthcare segment's backlog at March 31, 2022 was $423.6 million. In addition to the added volume from Cantel, the increase is primarily due to built up demand and supply chain disruptions.
AST revenues increased 7.2% in fiscal 2023, as compared to fiscal 2022. The increase was primarily due to increases in volume and pricing, partially offset by unfavorable fluctuations in currencies.
Life Sciences revenues increased 2.2% in fiscal 2023, as compared to fiscal 2022 reflecting growth in capital equipment, service, and consumable revenues of 3.6%, 3.4%, and 0.7% respectively. This increase was driven by increased volume and pricing, partially offset by divestiture activity and unfavorable fluctuations in currency. The Life Sciences backlog at March 31, 2023 and 2022 amounted to $104.9 million and $104.7 million, respectively.
Dental segment revenues increased 16.6% to $421.6 million in fiscal 2023, as compared to $361.7 million from the Cantel acquisition date of June 2, 2021 through March 31, 2022. The increase was driven primarily by the timing of the Cantel acquisition.
The following table compares business segment and Corporate operating income for the year ended March 31, 2023 to the year ended March 31, 2022

	Years ended March 31,			Percent
(dollars in thousands)	2023	2022	Change	Change
Operating income (loss):
Healthcare	706,020	649,704	56,316	8.7%
Applied Sterilization Technologies	429,020	410,101	18,919	4.6%
Life Sciences	210,225	216,188	(5,963)	(2.8)%
Dental	89,527	84,441	5,086	6.0%
Corporate	(264,791)	(283,665)	18,874	(6.7)%
Total operating income before adjustments	$1,170,001	$1,076,769	$93,232	8.7%
Less: Adjustments
Amortization of acquired intangible assets (1)	376,822	366,434
Acquisition and integration related charges (2)	24,196	205,788
Tax restructuring costs (3)	661	301
Gain on fair value adjustment of acquisition related contingent consideration (1)	(3,100)	(2,350)
Net gain on divestiture of businesses (1)	(67)	(874)
Amortization of inventory and property "step up" to fair value (1)	12,254	81,804
Restructuring charges	485	48
Goodwill impairment loss (4)	490,565	—
Total operating income	$268,185	$425,618
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation and subsequent tax restructuring.
(4) For more information regarding our goodwill impairment loss, refer to Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets."

The Healthcare segment’s operating income increased $56.3 million to $706.0 million in fiscal year 2023, as compared to $649.7 million in fiscal year 2022, due to higher volumes as well as the favorable impact from pricing. The segment's operating margins were 22.9% for fiscal year 2023 and 22.8% for fiscal year 2022. The increase in operating margin is primarily due to the benefits of higher volume and pricing which more than offset increased material costs.
The AST segment’s operating income increased $18.9 million to $429.0 million in fiscal year 2023, as compared to $410.1 million in fiscal year 2022. The AST segment's operating margins were 46.9% for fiscal year 2023 and 48.1% for fiscal year 2022. The increase in segment operating income is primarily due to increased volume. Operating margins declined as higher labor and energy costs more than offset the benefit of increased volume.

The Life Sciences business segment’s operating income decreased $6.0 million to $210.2 million in fiscal year 2023, as compared to $216.2 million in fiscal year 2022. The segment’s operating margins were 39.2% for fiscal year 2023 and 41.2% for fiscal year 2022. The decreases in segment operating income and operating margin were primarily due to a reduction in productivity as well as supply chain and inflationary cost increases partially offset by the benefits of increases in pricing and volume.
The Dental business segment's operating income increased $5.1 million to $89.5 million in fiscal year 2023 as compared to $84.4 million in fiscal year 2022. The segment's operating margins were 21.2% for fiscal year 2023 and 23.3% for fiscal year 2022. The Dental segment's increase in operating income is primarily due to an increase in pricing. Operating margins declined as a reduction in productivity and increased supply chain and labor costs more than offset the benefit of pricing.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$756,947	$684,811
Net cash used in investing activities	(383,330)	(666,559)
Net cash (used in) provided by financing activities	(498,718)	115,830
Debt-to-total capital ratio	33.6%	32.1%
Free cash flow	$409,565	$398,989
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $756.9 million for the year ended March 31, 2023, compared to $684.8 million for the year ended March 31, 2022. Net cash provided by operating activities increased in fiscal 2023 by 10.5% over fiscal 2022, largely due to lower costs associated with the acquisition and integration of Cantel in the fiscal 2023 period, partially offset by higher working capital, particularly inventory and accounts receivable.
Net Cash Used In Investing Activities – The net cash used in our investing activities was $383.3 million for the year ended March 31, 2023, compared to $666.6 million for the year ended March 31, 2022. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2023 and 2022:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $362.0 million and $287.6 million for fiscal 2023 and 2022, respectively. The fiscal 2023 increase was primarily due to additional expenditures in our AST segment.
•Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2023 and 2022 we received $14.6 million and $1.7 million, respectively, for proceeds from the sale of property, plant, equipment and intangibles. The fiscal 2023 increase was primarily due to the sale of a facility previously used by the Dental segment.
•Proceeds from the sale of business – During fiscal 2023 and 2022, we received $6.6 million and $169.7 million, respectively, for proceeds from the sale of certain non-core businesses. For more information, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Acquisition of businesses, net of cash acquired – During fiscal 2023 and 2022, we used $42.6 million and $550.4 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Provided By/Used In Financing Activities – Net cash used in financing activities was $498.7 million for the year ended March 31, 2023, compared to net cash provided by financing activities of $115.8 million for the year ended March 31, 2022. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2023 and 2022:
•Proceeds from issuance of senior notes – During fiscal 2022, we received $1,350.0 million in proceeds from the issuance of our Senior Public Notes. For more information on our Senior Public Notes, refer to Note 6 to our consolidated financial statements titled, "Debt."
•Proceeds from term loan – During fiscal 2022, we borrowed $650.0 million under our Delayed Draw Term Loan. For more information on our term loans, refer to Note 6 to our consolidated financial statements titled, "Debt."
•Payments on term loans – During fiscal 2023, we repaid $156.9 million of our Term Loans. During fiscal 2022, we repaid $345.0 million of our Term Loans. For more information on our term loans, refer to Note 6 to our consolidated financial statements titled, "Debt."

•Payments on long-term obligations – During fiscal 2023, we repaid $91.0 million of Private Placement Senior Notes. For more information on our Private Placement Senior Notes, refer to Note 6 to our consolidated financial statements titled, "Debt." During fiscal 2022, we repaid $721.3 million of Cantel's outstanding debt in connection with the acquisition. For more information on Cantel's debt, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Payments on convertible debt obligations – During fiscal 2022, we paid $371.4 million to settle obligations associated with Cantel's convertible debt assumed at the time of acquisition. For more information on Cantel's debt, refer to Note 6 to our consolidated financial statements titled, "Debt."
•Proceeds/Payments under credit facilities, net – Net proceeds received under credit facilities totaled $241.7 million for fiscal 2023, compared to net payments under credit facilities of $190.2 million for fiscal 2022. At the end of fiscal 2023, $301.7 million of debt was outstanding under our bank credit facility, compared to $58.9 million of debt outstanding under this facility at the end of fiscal 2022. We provide additional information about our bank credit facility in Note 6 to our consolidated financial statements titled, "Debt."
•Deferred financing fees and debt issuance costs – During fiscal 2022, we paid $17.5 million for financing fees and debt issuance costs primarily related to our Senior Public Notes and Delayed Draw Term Loan. For more information on our debt, refer to Note 6 to our consolidated financial statements titled, "Debt."
•Repurchases of ordinary shares – During fiscal 2023, we obtained 79,169 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $13.5 million. During fiscal 2023, we also purchased 1,563,983 of our ordinary shares in the aggregate amount of $295.0 million through our share repurchase program. Due to the uncertainty surrounding the COVID-19 pandemic, share repurchases were suspended on April 9, 2020. The suspension was lifted effective February 10, 2022, enabling the Company to resume stock repurchases pursuant to the prior authorizations. From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25.0 million pursuant to the authorizations. We also obtained 244,395 of our ordinary shares in the aggregate amount of $30.8 million in connection with share-based compensation award programs. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares."
•Acquisition related deferred or contingent consideration – During fiscal 2023, we paid $1.5 million in acquisition related deferred and contingent consideration. During fiscal 2022, we paid $32.7 million in acquisition related deferred and contingent consideration, the majority of which was associated with a pre-acquisition arrangement related to an acquisition made by Cantel prior to our purchase of the company. For more information, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Cash dividends paid to ordinary shareholders – During fiscal 2023, we paid cash dividends totaling $183.5 million or $1.84 per outstanding share. During fiscal 2022, we paid cash dividends totaling $163.2 million or $1.69 per outstanding share.
•Transactions with noncontrolling interest holders – During fiscal 2023, we paid $0.8 million in distributions to noncontrolling interest holders. During fiscal 2022, we received contributions from noncontrolling interest holders of $3.7 million and paid $1.0 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2023 and fiscal 2022, we received cash proceeds totaling $1.8 million and $10.1 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $756.9 million in fiscal 2023 compared to $684.8 million in fiscal 2022. Free cash flow was $409.6 million in fiscal 2023, compared to $399.0 million in fiscal 2022 (see subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2023 increase in free cash flow was primarily due to lower costs associated with the acquisition and integration of Cantel, partially offset by higher working capital, particularly inventory and accounts receivable, as well as increased capital spending.
Our debt-to-total capital ratio was 33.6% at March 31, 2023 and 32.1% at March 31, 2022.

Sources of Credit.  Our sources of credit as of March 31, 2023 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2023 Amounts Outstanding	March 31, 2023 Amounts Available
Sources of Credit
Private Placement Senior Notes	$750,302	—	$750,302	$—
Term Loan	72,500	—	72,500	—
Delayed Draw Term Loan	625,625	—	625,625	—
Revolving Credit Agreement (1)	1,250,000	9,942	301,672	938,386
Senior Public Notes	1,350,000	—	1,350,000	—
Total Sources of Credit	$4,048,427	$9,942	$3,100,099	$938,386
(1) At March 31, 2023, there were $9.9 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2023 are summarized below:
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
•The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625.0 million at the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate, the applicable Relevant Rate, or the applicable Adjusted Daily Simple RFR, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Credit Agreement. Interest on Base Rate Advances is payable quarterly in arrears, interest on Term Benchmark Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months, and interest on RFR Advances is payable monthly after the date of borrowing. Swingline borrowings bear interest at a rate to be agreed upon by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies. In connection with the cessation of British Pound Sterling LIBOR and Swiss Franc LIBOR as of December 31, 2021, JPMorgan Chase Bank, N.A. as administrative agent, pursuant to authority contained in the Revolver, amended the Revolver on January 1, 2022 to make Benchmark Replacement Conforming Changes (as defined in the Revolver). The amendment concerns technical, administrative or operational changes related to borrowings in British Pounds Sterling and Swiss Francs.
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
•The Term Loan bears interest from time to time, at either the Base Rate or the Adjusted Term SOFR Rate, as defined in and calculated under and as in effect from time to time under the Term Loan Agreement, plus the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Term Loan Agreement. Interest on Base Rate Advances is payable quarterly in arrears and interest on Term

Benchmark Advances is payable in arrears at the end of the relevant interest period therefor, but in no event less frequently than every three months.
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
•The Delayed Draw Term Loan bears interest from time to time, at either the Base Rate or the Adjusted Term SOFR Rate, as defined in and calculated under and as in effect from time to time under the Delayed Draw Term Loan Agreement, plus the Applicable Margin, as defined in the Delayed Draw Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Delayed Draw Term Loan Agreement. Interest on Base Rate Advances is payable quarterly in arrears and interest on Term Benchmark Advances is payable in arrears at the end of the relevant interest period therefor, but in no event less frequently than every three months.
•On May 3, 2023, in connection with the upcoming replacement of U.S. dollar LIBOR with SOFR, the Borrower, Guarantors, Lenders, and JPMorgan Chase Bank, N.A., each as defined in each of the agreements, amended the Revolving Credit Agreement, the Term Loan Agreement, and the Delayed Draw Term Loan Agreement. The amendments concern pricing, technical, administrative, and operational changes related to borrowings in U.S. dollars. The above descriptions reflect those amendments.
•On April 1, 2021, STERIS Irish FinCo Unlimited Company ("FinCo," "STERIS Irish FinCo," the "Issuer") completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, STERIS plc, STERIS Corporation and STERIS Limited (the “Guarantors”) and U.S. Bank National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis (the “Guarantees”). The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021, until their respective maturities.
•As of March 31, 2023, a total of $301.7 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2023. At March 31, 2023, we had $938.4 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2023, there was $9.9 million in letters of credit outstanding under the Credit Agreement. As of March 31, 2023, $72.5 million and $625.6 million were outstanding under the Term Loan and Delayed Draw Term Loan, respectively.

Our outstanding Private Placement Senior Notes at March 31, 2023 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2023
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	65,254
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,752
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	55,579
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,664
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,053
Total Senior Notes			$750,302
The Private Placement Senior Notes were issued as follows:
•On February 27, 2017, Limited issued and sold an aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 years and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•On May 15, 2015, STERIS Corporation issued and sold $350.0 million of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 years to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•In December 2012 and in February 2013, STERIS Corporation issued and sold $200.0 million of senior notes in a private placement to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.
•The private placement note purchase agreements specify increases to the coupon interest rates while the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the note purchase agreements, exceeds certain thresholds. Beginning September 1, 2021, and through March 31, 2023, the coupon rates on the 2012 private placement notes were increased by 0.50%.
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
At March 31, 2023, we were in compliance with all financial covenants associated with our indebtedness. For additional information on our sources of funding and credit, refer to Note 6 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2023, our capital expenditures amounted to $362.0 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2024, we plan to continue to invest in facility expansions, particularly within the Healthcare and Applied Sterilization Technologies segments and in ongoing maintenance for existing facilities.
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
Our material future cash obligations and commercial commitments as of March 31, 2023 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2024	2025	2026	2027	2028 and thereafter	Total
Material Future Cash Obligations:
Debt	$60,000	$165,938	$479,173	$614,942	$1,780,047	$3,100,100
Operating leases	41,709	33,584	26,129	19,659	120,359	241,440
Purchase obligations	214,272	39,418	569	569	1,328	256,156
Benefit payments under defined benefit plans	6,279	6,265	6,458	6,663	44,160	69,825
Trust assets available for benefit payments under defined benefit plans	(6,279)	(6,265)	(6,458)	(6,663)	(44,160)	(69,825)
Benefit payments under other post-retirement benefits plans	1,121	1,019	913	823	3,351	7,227
Expected contributions to defined benefit plans	3,955	1,992	—	—	—	5,947
Total Material Future Cash Obligations	$321,057	$241,951	$506,784	$635,993	$1,905,085	$3,610,870
The table above includes only the principal amounts of our material future cash obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 6 to our consolidated financial statements titled, “Debt.”
Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases and long-term construction contracts.

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

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2024	2025	2026	2027	2028 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	$98,411	$492	$358	$291	$782	$100,334
Letters of credit as security for self-insured risk retention policies	8,036	—	—	—	—	8,036
Total Commercial Commitments	$106,447	$492	$358	$291	$782	$108,370
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
The following tables present summarized results of operations for the year ended March 31, 2023 and summarized balance sheet information at March 31, 2023 and 2022 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Twelve Months Ended
March 31,
2023

Revenues	$2,377,412
Gross profit	1,349,465
Operating costs arising from transactions with non-issuers and non-guarantors - net	627,084
Income from operations	782,219
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	728,793
Net income	$719,486

Summarized Balance Sheet Information
( in thousands)
	March 31,	March 31,
	2023	2022
Receivables due from non-issuers and non-guarantor subsidiaries	$17,797,185	$16,033,719
Other current assets	614,233	400,776
Total current assets	$18,411,418	$16,434,495

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,827,125	$2,001,742
Goodwill	96,892	95,688
Other non-current assets	206,331	142,711
Total non-current assets	$2,130,348	$2,240,141

Payables due to non-issuers and non-guarantor subsidiaries	$19,347,473	$17,053,749
Other current liabilities	255,746	231,043
Total current liabilities	$19,603,219	$17,284,792

Non-current payables due to non-issuers and non-guarantor subsidiaries	$684,985	$1,102,873
Other non-current liabilities	3,128,853	3,134,777
Total non-current liabilities	$3,813,838	$4,237,650
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Credit Ratings

STERIS's Senior Public Notes have been assigned the following credit ratings:

	Standard & Poor's	Moody's	Fitch
Credit Ratings (1)	BBB	Baa2	BBB
(1) Effective May 18, 2023

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2023, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Allowance for Credit Losses.  We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible. These analyses require judgment. If the financial condition of our Customers worsens, or economic conditions change, we may be required to make changes to our allowance for credit losses.
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
In the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified that the estimated fair value of the Dental segment was below the carrying value and recognized a non-cash goodwill impairment charge of $490.6 million. For additional information regarding the goodwill impairment charge, refer to Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets."
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists.
Income Taxes.  Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in uncertain tax benefits, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. We use judgment in determining our annual effective income tax rate and evaluating our tax positions. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. We cannot be sure that the tax authorities will agree with all of the tax positions taken by us. The actual income tax liability for each jurisdiction in any year can, in some instances, ultimately be determined several years after the tax return is filed and the financial statements are published.
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
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2023 and 2022 was $30.4 million and $26.1 million, respectively.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 10 to our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
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
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2023 projected benefit obligations and the fiscal 2023 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Unfunded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2023
Benefit obligations:
Discount rate	4.70%	3.70%	2.05%	3.80%	3.70%	4.80%	4.75%
Assumptions used to determine fiscal 2023
Net periodic benefit costs:
Discount rate	2.80%	1.80%	2.05%	2.00%	2.20%	4.80%	3.25%
Expected return on plan assets	3.20%	1.80%	1.95%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2023 benefit costs by less than $0.1 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2023 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $8.0 million at March 31, 2023.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7.5% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2023:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	1	(1)

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
Share-based compensation expense was $39.0 million in fiscal 2023, $57.7 million in fiscal 2022 and $26.0 million million in fiscal 2021. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, and (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2023, we had $2,100.3 million in fixed rate senior notes outstanding. As of March 31, 2023, we had $301.7 million in outstanding borrowings under our Credit Agreement and $698.1 million in term loans which are exposed to changes in interest rates. Based upon our debt structure at March 31, 2023, a hypothetical 100 basis point increase in floating interest rates would increase annual interest expense by approximately $10.0 million. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our consolidated financial statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 18 to our consolidated financial statements titled, “Reclassifications out of Accumulated Other Comprehensive (Loss) Income,” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 30% of our revenues and 30% of our Cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2023, we held foreign currency forward contracts to buy 19.5 million British pounds sterling; and to sell 150.0 million Mexican pesos, and 7.0 million Singapore dollars and 6.0 million euros.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At March 31, 2023, we held commodity swap contracts to buy 753.0 thousand pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2023 expressed an unqualified opinion thereon.
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

Description of the Matter	Goodwill impairment assessment of the Dental Reporting Unit
As discussed in Notes 1 and 3 of the consolidated financial statements, the Company’s goodwill balance was $3,879.2 million as of March 31, 2023. Management tests goodwill for impairment at least annually in the third quarter at the reporting unit level, or when evidence of potential impairment exists. This requires management to estimate the fair value of the reporting units with goodwill allocated to them. As a result of the deteriorating macroeconomic conditions including rising interest rates and inflationary pressures on material and labor costs, as well as uncertainty regarding the impact such economic strains will have on patient and Customer behavior in the short-term, management performed an interim discounted cash flow analysis for the Dental reporting unit as of September 30, 2022. Consequently, management determined that the estimated fair value of the Company’s Dental reporting no longer exceeded it’s carrying value. Management recognized a goodwill impairment charge of $490.6 million and the Company has no remaining goodwill associated to the Dental reporting unit.
Auditing management’s quantitative impairment test for the Dental reporting unit goodwill was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the fair value of the reporting unit using the income approach. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, forecasted profit margins, and the discount rate. Elements of these significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation model and development of underlying assumptions used to estimate fair value of the reporting unit.
To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the reporting unit.

We have served as the Company’s auditor since 1989.

/s/ Ernst & Young LLP
Cleveland, Ohio
May 26, 2023

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$208,357	$348,320
Accounts receivable (net of allowances of $23,427 and $24,371, respectively)	928,315	799,041
Inventories, net	695,493	574,999
Prepaid expenses and other current assets	179,277	156,637
Total current assets	2,011,442	1,878,997
Property, plant, and equipment, net	1,705,512	1,552,576
Lease right-of-use assets, net	191,741	188,480
Goodwill	3,879,219	4,404,343
Intangibles, net	2,955,780	3,328,537
Other assets	78,145	70,661
Total assets	$10,821,839	$11,423,594
Liabilities and equity
Current liabilities:
Accounts payable	$279,620	$225,737
Accrued income taxes	43,804	26,873
Accrued payroll and other related liabilities	125,642	183,721
Short-term lease obligations	34,961	36,472
Short term indebtedness	60,000	142,875
Accrued expenses and other	317,817	306,544
Total current liabilities	861,844	922,222
Long-term indebtedness	3,018,655	2,945,481
Deferred income taxes, net	617,538	780,619
Long-term lease obligations	160,493	155,056
Other liabilities	76,137	75,579
Total liabilities	$4,734,667	$4,878,957
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,629 and 100,067 ordinary shares issued and outstanding, respectively	4,486,375	4,742,920
Retained earnings	1,911,533	1,999,244
Accumulated other comprehensive (loss)	(320,710)	(209,808)
Total shareholders’ equity	6,077,198	6,532,356
Noncontrolling interests	9,974	12,281
Total equity	6,087,172	6,544,637
Total liabilities and equity	$10,821,839	$11,423,594

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2023	2022	2021

Revenues:
Product	$2,785,327	$2,556,281	$1,443,540
Service	2,172,512	2,028,783	1,663,979
Total revenues	4,957,839	4,585,064	3,107,519
Cost of revenues:
Product	1,513,970	1,419,925	765,076
Service	1,284,177	1,148,777	999,343
Total cost of revenues	2,798,147	2,568,702	1,764,419
Gross profit	2,159,692	2,016,362	1,343,100
Operating expenses:
Selling, general, and administrative	1,298,876	1,502,752	731,320
Goodwill impairment loss	490,565	—	—
Research and development	101,581	87,944	66,326
Restructuring expenses (credit)	485	48	(2,914)
Total operating expenses	1,891,507	1,590,744	794,732
Income from operations	268,185	425,618	548,368
Non-operating expenses, net:
Interest expense	107,989	89,593	37,180
Fair value adjustment related to convertible debt, premium liability	—	27,806	—
Interest income and miscellaneous expense (income)	2,848	(6,284)	(6,345)
Total non-operating expenses, net	110,837	111,115	30,835
Income before income tax expense	157,348	314,503	517,533
Income tax expense	51,535	71,633	120,663
Net income	105,813	242,870	396,870
Less: Net loss attributable to noncontrolling interests	(1,217)	(1,018)	(530)
Net income attributable to shareholders	$107,030	$243,888	$397,400

Net income per share attributable to shareholders:
Basic	$1.07	$2.50	4.66
Diluted	$1.07	$2.48	4.63
Cash dividends declared per ordinary share outstanding	$1.84	$1.69	$1.57
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

Years Ended March 31,	2023	2022	2021

Net income	$105,813	$242,870	$396,870
Less: Net loss attributable to noncontrolling interests	(1,217)	(1,018)	(530)
Net income attributable to shareholders	$107,030	$243,888	$397,400

Other comprehensive (loss) income
Pension and postretirement benefit plan changes (net of taxes of $521 $507, and $667, respectively)	(1,264)	6,795	1,294
Change in cumulative foreign currency translation adjustment	(109,638)	(155,360)	172,926
Total other comprehensive (loss) income attributable to shareholders	(110,902)	(148,565)	174,220
Comprehensive (loss) income attributable to shareholders	$(3,872)	$95,323	$571,620
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2023	2022	2021

Operating activities:
Net income	$105,813	$242,870	$396,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	552,897	553,104	219,237
Deferred income taxes	(185,913)	(106,620)	4,240
Share-based compensation expense	38,951	57,660	25,966
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	22,193	15,117	(1,982)
(Gain) loss on sale of businesses	(67)	(874)	2,030
Fair value adjustment related to convertible debt, premium liability	—	27,806	—
Amortization of inventory fair value adjustments	7,363	66,663	—
Goodwill impairment loss	490,565	—	—
Other items	(24,832)	(21,639)	24,273
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(133,304)	(51,969)	12,076
Inventories, net	(123,921)	(102,922)	3,769
Other current assets	(24,086)	7,126	458
Accounts payable	53,342	14,887	(7,213)
Accruals and other, net	(22,054)	(16,398)	9,916
Net cash provided by operating activities	756,947	684,811	689,640
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(361,969)	(287,563)	(239,262)
Proceeds from the sale of property, plant, equipment, and intangibles	14,587	1,741	569
Proceeds from the sale of businesses	6,624	169,712	518
Purchases of investments	—	—	(4,400)
Acquisition of businesses, net of cash acquired	(42,572)	(550,449)	(909,192)
Other	—	—	(2,392)
Net cash used in investing activities	(383,330)	(666,559)	(1,154,159)
Financing activities:
Proceeds from issuance of senior public notes	—	1,350,000	—
Proceeds from term loans	—	650,000	550,000
Payments on term loans	(156,875)	(345,000)	—
Payments on long-term obligations	(91,000)	(721,284)	(35,000)
Payments on convertible debt	—	(371,361)	—
Proceeds (payments) under credit facilities, net	241,657	(190,174)	(30,461)
Deferred financing fees and debt issuance costs	—	(17,472)	(12,846)
Acquisition related deferred or contingent consideration	(1,471)	(32,679)	(2,395)
Repurchases of ordinary shares	(308,565)	(55,777)	(14,646)
Cash dividends paid to ordinary shareholders	(183,498)	(163,169)	(133,837)
Distributions to noncontrolling interest holders	(794)	(997)	(4,179)
Contributions from noncontrolling interest holders	—	3,672	2,258
Stock option and other equity transactions, net	1,828	10,071	26,726
Net cash (used in) provided by financing activities	(498,718)	115,830	345,620
Effect of exchange rate changes on cash and cash equivalents	(14,862)	(6,293)	19,849
(Decrease) increase in cash and cash equivalents	(139,963)	127,789	(99,050)
Cash and cash equivalents at beginning of period	348,320	220,531	319,581
Cash and cash equivalents at end of period	$208,357	$348,320	$220,531

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2020	84,924	$1,982,164	$1,658,661	$(235,463)	$12,848	$3,418,210
Comprehensive income:
Net income (loss)	—	—	397,400	—	(530)	396,870
Other comprehensive income	—	—	—	174,220	—	174,220
Repurchases of ordinary shares	(127)	(31,830)	17,184	—	—	(14,646)
Equity compensation programs and other	556	52,491	—	—	—	52,491
Cash dividends – $1.57 per ordinary share	—	—	(133,837)	—	—	(133,837)
Distributions to noncontrolling interest holders	—	—	—	—	(4,179)	(4,179)
Contributions from noncontrolling interest holders	—	—	—	—	2,258	2,258
Other changes in noncontrolling interest	—	—	—	—	81	81
Balance at March 31, 2021	85,353	2,002,825	1,939,408	(61,243)	10,478	3,891,468
Comprehensive income:
Net income (loss)	—	—	243,888	—	(1,018)	242,870
Other comprehensive (loss)	—	—	—	(148,565)	—	(148,565)
Repurchases of ordinary shares	(353)	(34,894)	(20,883)	—	—	(55,777)
Equity compensation programs and other	770	67,499	—	—	—	67,499
Cash dividends – $1.69 per ordinary share	—	—	(163,169)	—	—	(163,169)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317	—	—	—	2,689,317
Consideration related to equity component of Cantel convertible debt	—	175,555	—	—	—	175,555
Consideration related to Cantel equity compensation programs	—	18,173	—	—	—	18,173
Reclassification to Cantel convertible debt, premium liability	—	(175,555)	—	—	—	(175,555)
Distributions to noncontrolling interest holders	—	—	—	—	(997)	(997)
Contributions from noncontrolling interest holders	—	—	—	—	3,672	3,672
Other changes in noncontrolling interest	—	—	—	—	146	146
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net income (loss)	—	—	107,030	—	(1,217)	105,813
Other comprehensive loss	—	—	—	(110,902)	—	(110,902)
Repurchases of ordinary shares	(1,642)	(297,322)	(11,243)	—	—	(308,565)
Equity compensation programs and other	204	40,777	—	—	—	40,777
Cash dividends – $1.84 per ordinary share	—	—	(183,498)	—	—	(183,498)
Distributions to noncontrolling interest holders	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	(296)	(296)
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, endoscopy accessories, barrier products, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences, and Dental. We describe our business segments in Note 11 titled, "Business Segment Information."
Our fiscal year ends on March 31. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.
Principles of Consolidation. We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate these accounts. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's consolidated financial statements.
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
Cash Equivalents and Supplemental Cash Flow Information. Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased. We invest our excess cash in short-term instruments including money market funds, money market deposit accounts, bank savings accounts, and time deposits with major banks and financial institutions. We select investments in accordance with the criteria established in our investment policy. Our investment policy specifies, among other things, maturity, credit quality and concentration restrictions with the objective of preserving capital and maintaining adequate liquidity.
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2023	2022	2021
Cash paid during the year for:
Interest	$108,470	$84,696	$36,257
Income taxes	254,661	138,382	109,646
Cash received during the year for income tax refunds	2,315	4,605	4,631
Revenue Recognition and Associated Liabilities. Revenue is recognized when obligations under the terms of the contract are satisfied and control of the promised products or services have transferred to the Customer. Revenues are measured at the amount of consideration that we expect to be paid in exchange for the products or services. Product revenue is recognized when control passes to the Customer, which is generally based on contract or shipping terms. Service revenue is recognized when the Customer benefits from the service, which occurs either upon completion of the service or as it is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Our standard return and restocking fee policies are applied to sales of products. Shipping and handling costs charged to Customers are included in Product revenues. The associated expenses are treated as fulfillment costs and are included in Cost of revenues. Revenues are reported net of sales and value-added taxes collected from Customers.

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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2023, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 11 titled, "Business Segment Information" for disaggregation of revenue.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2023, we recognized revenue of $78,752 that was included in our contract liability balance at the beginning of the period. During fiscal 2022, we recognized revenue of $46,760 that was included in our contract liability balance at the beginning of the period.
Refer to Note 7 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 7 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2023, the transaction price allocated to remaining performance obligations was approximately $1,553,461. We expect to recognize approximately 60% of the transaction price within one year and approximately 30% beyond one year. The remainder has yet to be scheduled for delivery.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $6,366 and $3,886 for the years ended March 31, 2023 and 2022, respectively. Total interest expense for the years ended March 31, 2023, 2022, and 2021 was $107,989, $89,593, and $37,180, respectively.
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
Investments.  Investments in marketable securities are stated at fair value and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair value of these investments are recorded in the Interest income and miscellaneous expense (income) line of the Consolidated Statements of Income.
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
Asset Retirement Obligations. We incur retirement obligations for certain assets. We record initial liabilities for the asset retirement obligations ("ARO") at fair value. Recognition of ARO includes: estimating the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in Note 5 titled, “Property, Plant, and Equipment.”
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
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefits plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in Note 9 titled, “Benefit Plans.”
Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. We provide additional information about the fair value of our financial instruments in Note 17 titled, “Fair Value Measurements.”
Foreign Currency Translation.  Most of our operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain intercompany balances designated as long-term in nature.
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including intercompany transactions.We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. We may also hold forward foreign exchange contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within Selling, general, and administrative expenses or Cost of revenues in the accompanying Consolidated Statements of Income.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, general, and administrative expenses. We incurred $21,668, $15,599, and $6,795 of advertising costs during the years ended March 31, 2023, 2022, and 2021, respectively.
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
We evaluate uncertain tax positions in accordance with a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which the threshold is no longer met. We describe income taxes further in Note 8 titled, “Income Taxes.”
Share-Based Compensation.  We describe share-based compensation in Note 14 titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period and the change in fair value is reflected as share-based compensation expense in our Consolidated Statements of Income. The expense is classified as Cost of revenues, Selling, general, and administrative expenses or Research and development expenses in a manner consistent with the employee’s compensation and benefits. These costs are recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award.
Restructuring.  We recognize restructuring expenses as incurred. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the related facilities and machinery and equipment to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, which may result in the acceleration of depreciation and amortization of certain assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2023.
ASU 2021-08 "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers."	October 2021	The standard provides guidance to improve the accounting for acquired revenue contracts with Customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer.	First Quarter Fiscal 2023	We adopted this standard effective April 1, 2022 with no material impact to our consolidated financial statements.
Standards that have not yet been adopted.
ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations	September 2022	The standard provides guidance to enhance the transparency of disclosures for entities that utilize supplier finance programs to include information about the key terms of the programs and present a rollforward of any obligations under the program where those obligations are presented in the balance sheet.	NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

2. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2023Acquisitions
During fiscal 2023, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Applied Sterilization Technologies and Healthcare segments. Total aggregate consideration was approximately $49,842, including potential contingent consideration of $7,269.
Purchase price allocations will be finalized within the measurement period not to exceed one year from closing.
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
We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in Note 6 titled, "Debt."
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
During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490,565 related to goodwill that arose with respect to assets acquired in the Cantel acquisition. For more information on the impairment loss, see Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets."

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The table below presents the allocation of the purchase price to the net assets acquired based on the fair values at the acquisition date.

	March 31, 2022 (As Previously Reported)	Adjustments	Final
Cash	$169,073	$—	$169,073
Accounts receivable	172,226	—	172,226
Inventory	249,221	—	249,221
Property, plant, and equipment	267,360	(1,282)	266,078
Lease right-of-use assets	59,720	—	59,720
Other assets	72,864	—	72,864
Intangible assets	2,942,000	—	2,942,000
Goodwill	1,522,381	22,088	1,544,469
Total assets acquired	5,454,845	20,806	5,475,651
Convertible debt, par value	168,000	—	168,000
Other current liabilities	247,549	5,595	253,144
Long-term lease obligations	47,856	—	47,856
Deferred income taxes, net	670,685	15,211	685,896
Long-term indebtedness	721,284	—	721,284
Total liabilities assumed	1,855,374	20,806	1,876,180
Net assets acquired	$3,599,471	$—	$3,599,471
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
Contingent liabilities assumed totaled $25,000 and were related to contingent consideration associated with a prior acquisition completed by Cantel. Payment was made in June, 2021.
Actual and Pro Forma Impact
Our consolidated financial statements for fiscal 2022 include Cantel's results of operations from the date of acquisition on June 2, 2021 through March 31, 2022. Net sales and operating income attributable to Cantel from the date of acquisition and included in our consolidated financial statements for the fiscal year ended March 31, 2022 total $974,408 and $41,757, respectively.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2023, 2022 and 2021 acquisitions.

	Fiscal Year 2023(1)	Fiscal Year 2022	Fiscal Year 2021(2)
(dollars in thousands)	All Acquisitions	Other Acquisitions (Excluding Cantel)	Key Surgical	Other Acquisitions
Cash	$—	$—	$12,615	$9,159
Accounts receivable	2,405	—	13,967	9,621
Inventory	12,342	—	21,414	22,123
Property, plant, and equipment	2,131	—	6,030	26,363
Lease right-of-use assets, net	667	—	4,907	4,420
Other assets	177	—	6,680	3,378
Intangible assets (2)	27,576	1,578	356,999	28,188
Goodwill	7,024	1,602	527,675	42,808
Total assets	52,322	3,180	950,287	146,060
Current liabilities	(2,007)	(34)	(21,599)	(28,245)
Non-current liabilities	(473)	—	(62,870)	(9,704)
Total liabilities	(2,480)	(34)	(84,469)	(37,949)
Net assets	$49,842	$3,146	$865,818	$108,111
(1) Purchase price allocation is still preliminary as of March 31, 2023 for certain acquisitions, as valuations have not been finalized, pending further analyses of the significant drivers of fair value.
(2) The Fiscal 2021 amount includes $315,575, related to the fair value of the Customer relationships intangible asset obtained in the acquisition of Key Surgical. The estimation of fair value was determined under an income approach using discounted cash flows. The estimate requires assumptions including forecasted revenue growth rates, forecasted profit margins, and Customer attrition rates.

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The deductible portion of goodwill for tax purposes recognized as a result of the fiscal 2023, 2022 and fiscal 2021 acquisitions was $4,863, $427,035 and $197,344, respectively.
Acquisition related transaction and integration costs totaled $24,196, $205,788, and $35,634 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Fiscal 2022 acquisition and integration expenses were primarily related to the acquisition of Cantel. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Divestitures
Fiscal 2023
Divestitures. In April 2022, we entered into an Asset Purchase Agreement to sell certain assets of our Animal Health business to Veterinary Orthopedic Implants, LLC. We recorded net proceeds of $5,228 and recognized a pre-tax loss on the sale of $4,852 in the Selling, general, and administrative expenses line of the Consolidated Statements of Income. The business generated annual revenues of approximately $12,000.
Fiscal 2022
In December 2021, we entered into an Asset Purchase Agreement to sell our Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196,000, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12,300. We recognized a pre-tax gain on the sale of $4,919. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180,000. The proceeds from the sale received at closing were used to repay outstanding debt. During the third quarter of fiscal 2023, we received an additional $1,396 in working capital settlements related to the sale of this business.
Fiscal 2021
During fiscal 2021, we sold an Applied Sterilization Technologies laboratory that was located in the Netherlands. We recorded proceeds of $518, net of cash divested, and recognized a pre-tax loss on the sale of $2,024 in the Selling, general, and administrative expenses line of the Consolidated Statements of Income. The business generated annual revenues of approximately $6,000.

3.GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2023 and 2022 were as follows:

	Healthcare Segment	Applied Sterilization Technologies Segment	Life Sciences Segment	Dental	Total
Balance at March 31, 2021	1,384,763	1,492,239	149,047	—	3,026,049
Cantel goodwill acquired	1,019,332	—	30,356	472,693	1,522,381
Measurement period adjustments to acquired goodwill	(6,533)	(9,286)	—	—	(15,819)
Divestitures	(7,000)	—	—	—	(7,000)
Foreign currency translation adjustments and other	(63,732)	(50,095)	(115)	(7,326)	(121,268)
Balance at March 31, 2022	$2,326,830	$1,432,858	$179,288	$465,367	$4,404,343
Goodwill acquired	6,221	803	—	—	7,024
Measurement period adjustments to acquired goodwill	(21,624)	—	3,147	40,565	22,088
Impairment	—	—	—	(490,565)	(490,565)
Divestiture	(2,358)	—	—	—	(2,358)
Foreign currency translation adjustments and other	(7,796)	(37,527)	(623)	(15,367)	(61,313)
Balance at March 31, 2023	$2,301,273	$1,396,134	$181,812	$—	$3,879,219
See Note 2 titled, "Business Acquisitions and Divestitures," for additional information regarding our recent business acquisitions and divestitures.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We evaluate the recoverability of recorded goodwill annually at the reporting unit level during the third fiscal quarter, or when evidence of potential impairment exists. The Company's reporting units are equivalent to the reportable operating segments.
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
In connection with the preparation of our second quarter consolidated financial statements, we identified that the estimated fair value of the Dental segment was below the carrying value and recognized a non-cash goodwill impairment charge of $490,565. The impairment charge was recorded within "Goodwill impairment loss" in the Consolidated Statements of Income during the second quarter of fiscal 2023.
Our review as of the second quarter of fiscal 2023 did not indicate that impairment of goodwill was more likely than not for any of the remaining segments during the period. The annual goodwill impairment review was conducted in the third quarter of fiscal 2023 as planned. No additional goodwill impairment was identified during this review.
As a result of our annual impairment review of goodwill for fiscal years 2022 and 2021, no indicators of impairment were identified.
Information regarding our intangible assets is as follows:

	2023		2022
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$3,099,544	$818,810	$3,117,314	$539,845
Non-compete agreements	23,486	21,535	23,571	12,392
Patents and technology	534,539	252,809	518,714	211,822
Trademarks and tradenames	468,729	111,158	470,919	74,455
Supplier relationships	54,800	21,006	54,800	18,267
Total	$4,181,098	$1,225,318	$4,185,318	$856,781

Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2023 and March 31, 2022 was $14,250. We evaluate our indefinite-lived intangible assets annually during the third quarter or when evidence of potential impairment exists. No impairment was recognized for fiscal years 2023, 2022 or 2021.
Total amortization expense for intangible assets was $379,752, $368,698, and $86,512 for the years ended March 31, 2023, 2022, and 2021, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2024	2025	2026	2027	2028
Estimated amortization expense	$369,358	$363,499	$354,672	$348,506	$343,510
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2023 currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

4.INVENTORIES, NET
Components of our inventories are presented in the following table.

March 31,	2023	2022

Raw materials	$239,081	$195,035
Work in process	97,756	76,021
Finished goods	404,238	334,880
Reserve for excess and obsolete inventory	(45,582)	(30,937)
Inventories, net	$695,493	$574,999

5.PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2023	2022
Land and land improvements (1)	$84,313	$84,015
Buildings and leasehold improvements	691,933	654,851
Machinery and equipment	994,188	903,649
Information systems	247,873	222,620
Radioisotope	637,920	597,641
Construction in progress (1)	478,316	356,013
Total property, plant, and equipment	3,134,543	2,818,789
Less: accumulated depreciation and depletion	(1,429,031)	(1,266,213)
Property, plant, and equipment, net	$1,705,512	$1,552,576
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $173,145, $184,406 and $132,725, for the years ended March 31, 2023, 2022, and 2021, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2021	$13,330
Liabilities incurred during the period	86
Liabilities settled during the period	(3)
Accretion expense and change in estimate	146
Foreign currency and other	(16)
Balance at March 31, 2022	$13,543
Liabilities incurred during the period	86
Liabilities settled during the period	(625)
Accretion expense and change in estimate	104
Foreign currency and other	23
Balance at March 31, 2023	$13,131
6.DEBT
Indebtedness as of March 31, 2023 and 2022 was as follows:

	March 31, 2023	March 31, 2022

Short-term debt
Term loan, current portion	$27,500	$27,500
Delayed draw term loan, current portion	32,500	24,375
Private Placement Senior Notes	—	91,000
Total short-term debt	$60,000	$142,875

Long-term debt
Private Placement Senior Notes	$750,302	$758,726
Revolving Credit Facility	301,672	58,908
Deferred financing costs	(21,444)	(25,278)
Term loan	45,000	177,500
Delayed draw term loan	593,125	625,625
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$3,018,655	$2,945,481
Total debt	$3,078,655	$3,088,356
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
The Revolver provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolver may be increased in specified circumstances by up to $625,000 in the discretion of the lenders. The Revolver matures on the date that is five years after March 19, 2021, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolver bears interest from time to time, at either the Base Rate, the applicable Relevant Rate, or the applicable Adjusted Daily Simple RFR, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Credit Agreement. Interest on Base Rate Advances is payable quarterly in arrears, interest on Term Benchmark Advances is

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

payable at the end of the relevant interest period therefor, but in no event less frequently than every three months, and interest on RFR Advances is payable monthly after the date of borrowing. Swingline borrowings bear interest at a rate to be agreed upon by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies. In connection with the cessation of British Pound Sterling LIBOR and Swiss Franc LIBOR as of December 31, 2021, JPMorgan Chase Bank, N.A. as administrative agent, pursuant to authority contained in the Revolver, amended the Revolver on January 1, 2022 to make Benchmark Replacement Conforming Changes (as defined in the Revolver). The amendment concerns technical, administrative or operational changes related to borrowings in British Pounds Sterling and Swiss Francs.
As of March 31, 2023 a total of $301,672 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2023.
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
The Term Loan bears interest from time to time, at either the Base Rate or the Adjusted Term SOFR Rate, as defined in and calculated under and as in effect from time to time under the Term Loan Agreement, plus the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Term Loan Agreement. Interest on Base Rate Advances is payable quarterly in arrears and interest on Term Benchmark Advances is payable in arrears at the end of the relevant interest period therefor, but in no event less frequently than every three months.
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
The Delayed Draw Term Loan bears interest from time to time, at either the Base Rate or the Adjusted Term SOFR Rate, as defined in and calculated under and as in effect from time to time under the Delayed Draw Term Loan Agreement, plus the Applicable Margin, as defined in the Delayed Draw Term Loan Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Delayed Draw Term Loan Agreement. Interest on Base Rate Advances is payable

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

quarterly in arrears and interest on Term Benchmark Advances is payable in arrears at the end of the relevant interest period therefor, but in no event less frequently than every three months.
On May 3, 2023, in connection with the upcoming replacement of U.S. dollar LIBOR with SOFR, the Borrower, Guarantors, Lenders, and JPMorgan Chase Bank, N.A., each as defined in each of the agreements, amended the Revolving Credit Agreement, the Term Loan Agreement, and the Delayed Draw Term Loan Agreement. The amendments concern pricing, technical, administrative, and operational changes related to borrowings in U.S. dollars. The above descriptions reflect those amendments.
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

Our outstanding Private Placement Senior Notes at March 31, 2023 and 2022 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2023	U.S. Dollar Value at March 31, 2022
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	—	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	65,254	66,815
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,752	22,271
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	55,579	59,089
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,664	21,158
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,053	39,393
Total Senior Notes			$750,302	$849,726
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
The private placement note purchase agreements specify increases to the coupon interest rates while the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the note purchase agreements, exceeds certain thresholds. Beginning September 1, 2021 and through March 31, 2023, the coupon rates on the 2012 private placement notes were increased by 0.50%.
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
At March 31, 2023, we were in compliance with all financial covenants associated with our indebtedness.

The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2024	$60,000
2025	165,938
2026	479,173
2027	614,942
2028 and thereafter	1,780,047
Total	$3,100,100

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7.ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2023	2022
Accrued payroll and other related liabilities:
Compensation and related items	$48,565	$71,878
Accrued vacation/paid time off	11,080	13,669
Accrued bonuses	33,605	64,702
Accrued employee commissions	29,257	30,171
Other post-retirement benefits obligations-current portion	1,121	1,190
Other employee benefit plans' obligations-current portion	2,014	2,111
Total accrued payroll and other related liabilities	$125,642	$183,721
Accrued expenses and other:
Deferred revenues	$92,283	$110,791
Service liabilities	72,033	51,365
Self-insured and related risk reserves-current portion	11,325	8,995
Accrued dealer commissions	31,096	31,700
Accrued warranty	13,683	14,108
Asset retirement obligation-current portion	543	1,181
Accrued interest	9,243	10,014
Other	87,611	78,390
Total accrued expenses and other	$317,817	$306,544
Other liabilities:
Self-insured risk reserves-long-term portion	$22,171	$19,213
Other post-retirement benefits obligations-long-term portion	6,070	7,335
Defined benefit pension plans obligations-long-term portion	2,876	1,772
Other employee benefit plans obligations-long-term portion	1,153	1,360
Accrued long-term income taxes	10,082	12,225
Asset retirement obligation-long-term portion	12,588	12,362
Other	21,197	21,312
Total other liabilities	$76,137	$75,579
8.INCOME TAXES
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2023	2022	2021

United States operations	$(16,759)	$79,662	$326,991
Ireland operations	62,664	88,078	73,442
Other locations operations	111,443	146,763	117,100
	$157,348	$314,503	$517,533

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2023	2022	2021

Current:
United States federal	$138,208	$88,158	$57,550
United States state and local	33,234	21,438	16,272
Ireland	8,837	12,002	9,244
Other locations	61,446	53,354	36,699
	241,725	174,952	119,765
Deferred:
United States federal	(114,523)	(73,833)	7,523
United States state and local	(50,530)	(17,124)	(550)
Ireland	(864)	(739)	(787)
Other locations	(24,273)	(11,623)	(5,288)
	(190,190)	(103,319)	898
Total Provision for Income Taxes	$51,535	$71,633	$120,663
The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate as follows:

Years Ended March 31,	2023	2022	2021
National statutory tax rate	12.5%	12.5%	12.5%
(Decrease) increase in accruals for uncertain tax positions	(0.1)%	0.2%	(0.1)%
U.S. state and local taxes, net of federal income tax benefit	(10.8)%	1.4%	2.4%
(Decrease) increase in valuation allowances	(0.1)%	0.9%	0.3%
U.S. research and development credit	(1.8)%	(0.8)%	(0.5)%
U.S. foreign income tax credit	(1.2)%	(1.1)%	(0.3)%
Difference in non-Ireland tax rates	8.6%	12.6%	8.3%
U.S. federal audit adjustments	—%	—%	2.1%
Impairment of nondeductible goodwill	29.0%	—%	—%
Excess tax benefit for equity compensation	(2.7)%	(5.1)%	(1.9)%
Tax rate changes on deferred tax assets and liabilities	0.4%	2.3%	0.4%
U.S. tax reform impact, GILTI and FDII	(1.3)%	(0.9)%	(0.6)%
Capitalized acquisition, redomiciliation costs	—%	1.8%	0.6%
All other, net	0.3%	(1.0)%	0.1%
Total Provision for Income Taxes	32.8%	22.8%	23.3%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2023	2022
Unrecognized Tax Benefits Balance at April 1	$2,906	$2,295
Increases for tax provisions of current year	63	—
Decreases for tax provisions of prior year	—	(135)
Balances related to acquired/disposed businesses	(503)	746
Other, including currency translation	21	—
Unrecognized Tax Benefits Balance at March 31	$2,487	$2,906
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2023 and 2022, we had $152 and $152 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $2,640. The increase in unrecognized tax benefits from prior year is due to the additions of new positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2017. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $7,500 has been paid through March 31, 2023.
In May 2021, we received two notices of proposed tax adjustment from the IRS regarding deemed dividend inclusions and associated withholding tax. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50,000. We are contesting the IRS’s assertions. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but it could be material to our consolidated results of operations and cash flows for any one period.
We estimate that the tax benefit from our Costa Rican Tax Holiday is $2,000 (or $0.02 per fully diluted share), annually. The Tax Holiday runs fully exempt from income tax through 2025, and partially exempt through 2029.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2023 and 2022 were as follows:

March 31,	2023	2022

Deferred Tax Assets:
Post-retirement benefit accrual	$1,737	$2,086
Compensation	15,858	14,340
Net operating loss carryforwards	37,667	25,550
Accrued expenses	13,150	12,092
Insurance	2,268	2,561
Deferred income	23,967	20,688
Bad debt	3,763	2,187
Research & experimental expenditures	15,382	—
Operating leases (1)	46,781	44,401
Foreign tax credit carryforwards	33,559	36,036
Other	11,701	8,579
Deferred Tax Assets	205,833	168,520
Less: Valuation allowance	20,315	24,691
Total Deferred Tax Assets	185,518	143,829
Deferred Tax Liabilities:
Depreciation and depletion	98,601	110,951
Operating leases (1)	45,834	43,593
Intangibles	630,589	755,980
Pension	2,644	2,004
Other	3,186	3,473
Total Deferred Tax Liabilities	780,854	916,001
Net Deferred Tax Assets (Liabilities)	$(595,336)	$(772,172)
(1) For more information regarding our operating leases, see Note 10 titled, "Commitments and Contingencies."
At March 31, 2023, we had U.S. federal operating loss carryforwards of $9,407, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $126,443. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2024 and 2044. In addition, we have recorded pre-valuation allowance tax benefits of $3,391 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2024 and 2044. At March 31, 2023, we had $35,220 of pre-valuation allowance tax credit carryforwards of which $26,728 relates to offsets of deferred tax liabilities related to German branches of a U.S. subsidiary. These credit carryforwards can be used through fiscal 2033.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $20,315 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance decreased during fiscal 2023 by $4,376.
Other than the tax expense previously recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $1,915,000 at March 31, 2023.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries. The legislation is anticipated to be effective for our fiscal year beginning April 1, 2024.
9.BENEFIT PLANS
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
We sponsor several defined benefit pension schemes outside the United States: two in the UK, one in the Netherlands, two in Germany, and one in Switzerland. The Synergy Health plc Retirement Benefit Scheme is a defined benefit (final salary) funded pension scheme. In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013. The Synergy Radeberg and Synergy Allershausen Schemes are unfunded defined pension schemes and are closed to new entrants. The Synergy Daniken Scheme is a defined benefit funded pension scheme. As a result of our fiscal 2018 acquisition of Harwell Dosimeters Ltd, we also sponsor the Harwell Dosimeters Ltd Retirement Benefits Scheme which is a defined benefit funded pension scheme.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2023 and 2022, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2023	2022	2023	2022
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$129,772	$149,200	$8,525	$10,016
Service cost	1,276	1,616	—	—
Interest cost	3,054	2,820	256	232
Actuarial loss (gain)	(27,046)	(12,177)	(807)	(640)
Benefits and expenses	(5,817)	(5,375)	(783)	(1,083)
Employee contributions	501	897	—	—
Curtailments/settlements	(421)	(1,334)	—	—
Impact of foreign currency exchange rate changes	(7,679)	(5,875)	—	—
Benefit Obligations at End of Year	93,640	129,772	7,191	8,525
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	142,172	145,452	—	—
Actual return on plan assets	(25,828)	3,421	—	—
Employer contributions	4,936	5,533	783	1,083
Employee contributions	501	897	—	—
Benefits and expenses paid	(5,772)	(5,325)	(783)	(1,083)
Curtailments/settlements	(421)	(1,334)	—	—
Impact of foreign currency exchange rate changes	(8,499)	(6,472)	—	—
Fair Value of Plan Assets at End of Year	107,089	142,172	—	—
Funded Status of the Plans	$13,449	$12,400	$(7,191)	$(8,525)
Amounts recognized in the consolidated balance sheets consist of the following:

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2023	2022	2023	2022

Non-current assets	$16,325	$14,172	$—	$—
Current liabilities	—	—	(1,121)	(1,190)
Non-current liabilities	(2,876)	(1,772)	(6,070)	(7,335)
Net assets (liabilities)	$13,449	$12,400	$(7,191)	$(8,525)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) at March 31, 2023, was approximately $750 and $(5,602), respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2023 and 2022:

	Defined Benefit Pension Plans
	2023	2022
Aggregate fair value of plan assets	$107,089	$142,172
Aggregate accumulated benefit obligations	93,640	129,772
Aggregate projected benefit obligations	93,640	129,772

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2023	2022	2021	2023	2022	2021
Service cost	$1,276	$1,616	$1,357	$—	$—	$—
Interest cost	3,054	2,699	2,628	256	232	317
Expected return on plan assets	(3,817)	(4,412)	(3,463)	—	—	—
Prior service cost recognition	48	61	71	—	(267)	(3,263)
Net amortization and deferral	19	18	21	329	444	439
Curtailments/settlements	(49)	(31)	—	—	—	—
Net periodic benefit (credit) cost	$531	$(49)	$614	$585	$409	$(2,507)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$1,716	$(11,028)	$(1,635)	$807	$640	$114
Amortization of prior service credit	(263)	(222)	(85)	—	267	3,263
Amortization of net loss	—	—	7	(329)	(444)	(439)
Total recognized in other comprehensive loss (income)	1,453	(11,250)	(1,713)	478	463	2,938
Total recognized in total benefits cost and other comprehensive loss (income)	$1,984	$(11,299)	$(1,099)	$1,063	$872	$431

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2023	2022
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	4.70%	2.80%
Isotron BV Pension Plan	3.70%	1.80%
Synergy Health Daniken AG	2.05%	0.90%
Synergy Health Radeberg	3.80%	1.60%
Synergy Health Allershausen	3.70%	1.50%
Harwell Dosimeters Ltd Retirement Benefits Scheme	4.80%	2.85%
Other post-retirement plan	4.75%	3.25%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2023	2022	2021
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.80%	2.10%	2.40%
Isotron BV Pension Plan	1.80%	0.90%	1.60%
Synergy Health Daniken AG	2.05%	1.00%	0.70%
Synergy Health Radeberg	2.00%	1.50%	1.50%
Synergy Health Allershausen	2.20%	2.00%	1.75%
Harwell Dosimeters Ltd Retirement Benefits Scheme	4.80%	2.85%	2.15%
Other post-retirement plan	3.25%	2.50%	3.00%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	3.20%	3.60%	3.50%
Isotron BV Pension Plan	1.80%	0.90%	1.60%
Synergy Health Daniken AG	1.95%	1.00%	0.70%
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

	2023	2022	2021
Healthcare cost trend rate – medical	7.50%	7.00%	7.00%
Healthcare cost trend rate – prescription drug	7.50%	7.00%	7.00%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2023, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2023 and 2022 by asset category is as follows:

	Fair Value Measurements at March 31, 2023
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$338	$338	$—	$—
Insured annuities	10,285	—	10,285	—
Insurance contracts	5,387	—	—	5,387
Common and collective trusts valued at net asset value:
Equity security trusts	48,137	—	—	—
Debt security trusts	42,942	—	—	—
Total Plan Assets	$107,089	$338	$10,285	$5,387

	Fair Value Measurements at March 31, 2022
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$559	$559	$—	$—
Insured annuities	14,231	—	14,231	—
Insurance contracts	5,383	—	—	5,383
Common and collective trusts valued at net asset value:
Equity security trusts	66,416	—	—	—
Debt security trusts	55,583	—	—	—
Total Plan Assets	$142,172	$559	$14,231	$5,383
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2023 due to the following:

Insurance contracts
Balance at March 31, 2021	$5,555
Gains (losses) related to assets still held at year-end	(115)
Transfers out of Level 3	(210)
Foreign currency	153
Balance at March 31, 2022	$5,383
Gains (losses) related to assets still held at year-end	(157)
Transfers out of Level 3	320
Foreign currency	(159)
Balance at March 31, 2023	$5,387
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We expect to make contributions of approximately $3,955 during fiscal 2024.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2023, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2024	$6,279	$1,121
2025	6,265	1,019
2026	6,458	913
2027	6,663	823
2028	6,845	731
2029 and thereafter	37,315	2,620
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $477 and $660, during fiscal 2023 and fiscal 2022, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain 401(k) defined contribution plans for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $1,170,835 at March 31, 2023. At March 31, 2023, the U.S. plan held 483,931 STERIS ordinary shares with a fair value of $92,566. We paid dividends of $886, $852, and $839 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2023, 2022, and 2021, respectively. We contributed approximately $36,564, $38,600, and $29,853, to the defined contribution plans for the years ended March 31, 2023, 2022, and 2021, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in Accrued expenses and other. The aggregate value of the assets was $938 and $1,061 at March 31, 2023 and March 31, 2022, respectively. Realized gains and losses on these investments are recorded in Interest income and miscellaneous expense (income) within Non-operating expenses, net on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in Accumulated other comprehensive income (loss) on our accompanying Balance Sheets.
10.COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2023 and 2022, our commercial commitments totaled $108,370 and $98,675, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $8,036 and $13,900 of the March 31, 2023 and 2022 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2023, we had minimum purchase commitments with suppliers for raw material purchases totaling $57,221. As of March 31, 2023, we also had commitments of $194,505 for long term construction contracts.

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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in Property, plant, and equipment, net and the liabilities are included in other liabilities. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2023 and for the twelve-month period then ended.
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
The components of operating lease expense are as follows:

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Fixed operating lease expense	$45,249	$45,158
Variable operating lease expense	21,486	12,659
Total operating lease expense	$66,735	$57,817

Supplemental cash flow information related to operating leases is as follows:

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$45,249	$45,144
Right-of-use assets obtained in exchange for operating lease obligations, net	$53,099	$79,241

Maturities of lease liabilities at March 31, 2023 are as follows:

March 31, 2023
2024	$41,709
2025	33,584
2026	26,129
2027	19,659
2028 and thereafter	120,359
Total operating lease payments	241,440
Less imputed interest	45,986
Total operating lease liabilities	$195,454
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2023 foreign currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2023	2022
Weighted-average remaining lease term of operating leases	10.3 years	9.6 years

Weighted-average discount rate of operating leases	3.3%	3.4%

11.BUSINESS SEGMENT INFORMATION
We operate and report our financial information in four reportable business segments: Healthcare, Applied Sterilization Technologies, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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
For the year ended March 31, 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.4% and 45.1% of our Dental segment revenues for the years ended March 31, 2023 and 2022, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our segments is presented in the following tables.

Years Ended March 31,	2023	2022	2021
Revenues:
Healthcare	$3,085,131	$2,845,467	$1,954,055
Applied Sterilization Technologies	914,431	852,972	685,912
Life Sciences	536,704	524,964	467,552
Dental	421,573	361,661	—
Total revenues	$4,957,839	$4,585,064	$3,107,519
Operating income (loss):
Healthcare	706,020	649,704	427,089
Applied Sterilization Technologies	429,020	410,101	310,648
Life Sciences	210,225	216,188	180,796
Dental	89,527	84,441	—
Corporate	(264,791)	(283,665)	(219,153)
Total operating income before adjustments	$1,170,001	$1,076,769	$699,380
Less: Adjustments
Amortization of acquired intangible assets (1)	376,822	366,434	83,892
Acquisition and integration related charges (2)	24,196	205,788	35,634
Tax restructuring costs (3)	661	301	1,592
Gain on fair value adjustment of acquisition related contingent consideration (1)	(3,100)	(2,350)	(500)
Net (gain) loss on divestiture of businesses (1)	(67)	(874)	2,030
Amortization of inventory and property "step up" to fair value (1)	12,254	81,804	5,600
COVID-19 incremental costs (4)	—	—	25,793
Restructuring charges (credit) (5)	485	48	(3,029)
Goodwill impairment loss (6)	490,565	—	—
Total operating income	$268,185	$425,618	$548,368
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures."
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
(5) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2021, dated May 28, 2021.
(6) For more information regarding our goodwill impairment loss, refer to Note 3 titled, "Goodwill and Intangible Assets."

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

March 31,	2023	2022
Assets
Healthcare and Life Sciences	$6,538,270	$6,604,893
Applied Sterilization Technologies	3,124,341	3,053,116
Dental	1,159,228	1,765,585
Total assets	$10,821,839	$11,423,594

Years Ended March 31,	2023	2022	2021
Capital Expenditures
Healthcare and Life Sciences	$98,585	$84,487	$74,446
Applied Sterilization Technologies	253,914	198,350	164,816
Dental	9,470	4,726	—
Total Capital Expenditures	$361,969	$287,563	$239,262
Depreciation, Depletion, and Amortization (1)
Healthcare and Life Sciences	$306,377	$316,222	$106,266
Applied Sterilization Technologies	116,153	115,925	112,971
Dental	130,367	120,957	—
Total Depreciation, Depletion, and Amortization	$552,897	$553,104	$219,237
(1) Fiscal 2022 totals include approximately $229,052, $35,531 and $113,099 for Healthcare and Life Sciences, Applied Sterilization Technologies, and Dental, respectively, of amortization of acquired intangible assets and amortization of property "step-up" to fair value. For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures."
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

March 31,	2023	2022
Property, Plant, and Equipment, Net
Ireland	$60,570	$60,275
United States	946,930	881,057
Other locations	698,012	611,244
Property, Plant, and Equipment, Net	$1,705,512	$1,552,576

Years Ended March 31,	2023	2022	2021
Revenues:
Ireland	$74,463	$82,011	$71,905
United States	3,586,486	3,228,864	2,227,038
Other locations	1,296,890	1,274,189	808,576
Total Revenues	$4,957,839	$4,585,064	$3,107,519

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2023	2022	2021
Healthcare:
Capital equipment	896,590	$782,505	$588,864
Consumables	1,050,316	1,004,605	510,946
Service	1,138,225	1,058,357	854,245
Total Healthcare Revenues	$3,085,131	$2,845,467	$1,954,055
Applied Sterilization Technologies:
Capital equipment	$26,460	$24,394	$—
Service	$887,971	$828,578	$685,912
Total Applied Sterilization Technologies Service Revenues	$914,431	$852,972	$685,912
Life Sciences:
Capital equipment	$147,420	$142,281	$128,356
Consumables	241,114	239,365	215,005
Service	148,170	143,318	124,191
Total Life Sciences Revenues	$536,704	524,964	467,552
Dental Revenues	$421,573	$361,661	$—
Total Revenues	$4,957,839	$4,585,064	$3,107,519
12.SHARES AND PREFERRED SHARES
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

Years ended March 31,	2023	2022	2021
Denominator (shares in thousands):
Weighted average shares outstanding—basic	99,706	97,535	85,203
Dilutive effect of share equivalents	540	791	695
Weighted average shares outstanding and share equivalents—diluted	100,246	98,326	85,898
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2023	2022	2021
Number of ordinary share options (shares in thousands)	578	243	348
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

13.REPURCHASES OF ORDINARY SHARES
On May 7, 2019, our Board of Directors authorized a share repurchase program resulting in a share repurchase authorization of approximately $78,979 (net of taxes, fees and commissions). On July 30, 2019, our Board of Directors approved an increase in the May 7, 2019 authorization of an additional amount of $300,000 (net of taxes, fees and commissions). As of March 31, 2023, there was approximately $13,932 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
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
During fiscal 2023, we repurchased 1,563,983 of our ordinary shares for the aggregate amount of $295,000 (net of fees and commissions) pursuant to the authorizations. From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25,000 (net of fees and commissions) pursuant to the authorizations. During fiscal 2021, we repurchased 35,000 of our ordinary shares for the aggregate amount of $5,047 (net of fees and commissions) pursuant to the authorizations.
During fiscal 2023, we obtained 79,169 of our ordinary shares in the aggregate amount of $13,534 in connection with share-based compensation award programs. During fiscal 2022, we obtained 244,395 of our ordinary shares in the aggregate amount of $30,775 in connection with share-based compensation award programs. During fiscal 2021, we obtained 91,567 of our ordinary shares in the aggregate amount of $9,599 in connection with share-based compensation award programs.
On May 3, 2023, our Board of Directors terminated the existing share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). We have not made any repurchases under the new share repurchase program to date.
14.SHARE-BASED COMPENSATION
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2023, 2,794,795 shares remained available for grant under the long-term incentive plan.
The fair value of share-based stock option compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as Cost of revenues or Selling, general, and administrative expenses in a manner consistent with the employee’s compensation and benefits.
The following weighted-average assumptions were used for options granted during fiscal 2023, fiscal 2022 and fiscal 2021:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Risk-free interest rate	2.44%	1.10%	0.46%
Expected life of options	5.9 years	5.9 years	6.0 years
Expected dividend yield of stock	0.80%	0.95%	0.96%
Expected volatility of stock	24.49%	24.27%	23.04%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.54%, 2.85% and 2.78% was applied in fiscal 2023, 2022 and 2021 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	1,560,954	$138.37
Granted	235,435	247.45
Exercised	(37,732)	50.86
Forfeited	(8,928)	205.25
Outstanding at March 31, 2023	1,749,729	$154.60	6.2 years	$83,950
Exercisable at March 31, 2023	1,124,664	$122.41	5.2 years	$79,561
We estimate that 614,758 of the non-vested stock options outstanding at March 31, 2023 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $191.28 closing price of our ordinary shares on March 31, 2023 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2023, 2022 and 2021 was $6,502, $52,952 and $39,055, respectively. Net cash proceeds from the exercise of stock options were $1,828, $10,071 and $26,726 for the years ended March 31, 2023, 2022 and 2021, respectively. The tax benefit from stock option exercises was $4,945, $18,143 and $11,559 for the years ended March 31, 2023, 2022 and 2021, respectively.
The weighted average grant date fair value of stock option grants was $50.72, $37.52 and $27.66 for the years ended March 31, 2023, 2022 and 2021, respectively.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	485,510	33,677	$157.37
Granted	131,650	13,884	223.57
Vested	(148,828)	(16,335)	127.98
Forfeited	(17,539)	(2,684)	182.75
Non-vested at March 31, 2023	450,793	28,542	$186.60
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2023 was $21,154.
As of March 31, 2023, there was a total of $64,814 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.1 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Cantel Share-Based Compensation Plan
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
During fiscal 2022, recognition of unamortized share-based compensation expense totaling $20,200 was accelerated in connection with the termination of certain Cantel employees in fiscal 2022. As a result of the formal notices provided and the terms of the Cantel share-based compensation plans and Cantel Executive Severance and Change of Control Plan, the restricted share units vested requiring acceleration of the remaining related compensation cost.
As of March 31, 2023, there was a total of $1,563 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the cost over a weighted average period of 0.6 years.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2022	45,722	$191.18
Granted	—	—
Vested	(25,470)	191.18
Forfeited	(4,582)	191.18
Non-vested at March 31, 2023	15,670	$191.18
15.FINANCIAL AND OTHER GUARANTEES
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2023	2022	2021
Balance, Beginning of Year	$14,108	$9,406	$7,381
Liabilities assumed in acquisition of Cantel	—	4,769	—
Warranties issued during the period	13,268	12,571	10,574
Settlements made during the period	(13,693)	(12,638)	(8,549)
Balance, End of Year	$13,683	$14,108	$9,406

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

16.DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During fiscal 2023, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts matured during fiscal 2023. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2023, we held foreign currency forward contracts to buy 19.5 million British pounds sterling; and to sell 150.0 million Mexican pesos, and 7.0 million Singapore dollars and 6.0 million euros. At March 31, 2023, we held commodity swap contracts to buy 753.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Prepaid & Other	$378	$2,780	$—	$—
Accrued expenses and other	—	—	2,054	198
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2023	2022	2021
Foreign currency forward contracts	Selling, general, and administrative	$5,036	$4,379	$1,178
Commodity swap contracts	Cost of revenues	(3,630)	3,921	771

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17.FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2023 and March 31, 2022:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Cash and cash equivalents	$208,357	$348,320	$208,357	$348,320	$—	$—	$—	$—
Forward and swap contracts (1)	378	2,780	—	—	378	2,780	—	—
Equity investments (2)	7,069	8,520	7,069	8,520	—	—	—	—
Other investments	2,066	2,272	2,066	2,272	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$2,054	$198	$—	$—	$2,054	$198	$—	$—
Deferred compensation plans (2)	1,022	1,240	1,022	1,240	—	—	—	—
Total debt (3)	3,078,655	3,088,356	—	—	2,754,218	2,991,680	—	—
Contingent consideration obligations (4)	15,678	10,550	—	—	—	—	15,678	10,550
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the Interest income and miscellaneous expense (income) line of the Consolidated Statement of Income. During fiscal 2023 and fiscal 2022, we recorded losses of $(1,176) and $(775), respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Contingent Consideration
Balance at March 31, 2021	$19,642
Liabilities assumed in acquisition of Cantel	25,000
Additions	601
Payments	(32,336)
Reductions and adjustments	(2,350)
Foreign currency translation adjustments	(7)
Balance at March 31, 2022	$10,550
Additions	8,302
Payments	(80)
Adjustments	(3,100)
Foreign currency translation adjustments	6
Balance at March 31, 2023	$15,678
Additions and payments of contingent consideration obligations during fiscal year 2023 and 2022 were primarily related to our fiscal year 2023 and 2022 acquisitions. Adjustments are recorded in the Selling, general, and administrative expenses line of the Consolidated Statements of Income. Refer to Note 2 titled, "Business Acquisitions and Divestitures" for more information.
18.RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2023, 2022 and 2021 were as follows:

	Defined Benefit Plans (1)			Foreign Currency Translation (2)			Total Accumulated Other Comprehensive Income (Loss)
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Beginning Balance	$1,276	$(5,519)	$(6,813)	$(211,084)	$(55,724)	$(228,650)	$(209,808)	$(61,243)	$(235,463)
Other Comprehensive (Loss) Income before reclassifications	(799)	11,148	4,622	(109,638)	(155,360)	172,926	(110,437)	(144,212)	177,548
Reclassified from Accumulated Other Comprehensive Loss	(465)	(4,353)	(3,328)	—	—	—	(465)	(4,353)	(3,328)
Net current-period Other Comprehensive (Loss) Income	(1,264)	6,795	1,294	(109,638)	(155,360)	172,926	(110,902)	(148,565)	174,220
Ending Balance	$12	$1,276	$(5,519)	$(320,722)	$(211,084)	$(55,724)	$(320,710)	$(209,808)	$(61,243)
(1) Amortization (gain) of defined benefit plan items are reported in the Interest income and miscellaneous expense (income) line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2023
Deducted from asset accounts:
Allowance for credit losses (1)	$24,371	$6,972		$598	(3)	$(8,514)	(4)	$23,427
Inventory valuation reserve	30,937	14,313	(2)	332	(3)	—		45,582
Deferred tax asset valuation allowance	24,691	1,733		(530)	(3)	(5,579)		20,315
Recorded within liabilities:
Casualty loss reserves	$26,126	$7,829		$2,040		$(5,558)		$30,437
Year ended March 31, 2022
Deducted from asset accounts:
Allowance for credit losses (1)	$11,355	$16,442		$1,840	(3)	$(5,266)	(4)	$24,371
Inventory valuation reserve	19,778	10,931	(2)	228	(3)	—		30,937
Deferred tax asset valuation allowance	14,143	2,888		8,906	(3)	(1,246)		24,691
Recorded within liabilities:
Casualty loss reserves	$23,283	$7,069		$44		$(4,270)		$26,126
Year ended March 31, 2021
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$12,051	$3,097		$349	(3)	$(4,142)	(4)	$11,355
Inventory valuation reserve	16,149	4,423	(2)	(794)	(3)	—		19,778
Deferred tax asset valuation allowance	13,891	2,684		277	(3)	(2,709)		14,143
Recorded within liabilities:
Casualty loss reserves	$23,228	$5,550		$2,542		$(8,037)		$23,283
(1) Net allowance for credit losses and allowance for sales and returns.
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2023 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2023. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during fiscal 2023. Total assets of the acquired businesses represented approximately 0.50% of our total assets as of March 31, 2023 (of which 0.30% represent goodwill and intangible assets which were subjected to corporate controls) and approximately 0.30% of our total revenues for the year ended March 31, 2023. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2023.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc

Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during the year ended March 31, 2023, which are included in the fiscal 2023 consolidated financial statements of the Company and constituted approximately 0.50% of total assets as of March 31, 2023 and approximately 0.30% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during the year ended March 31, 2023.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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
May 26, 2023

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Shareholders (the "Proxy Statement").
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
ITEM 11.EXECUTIVE COMPENSATION
This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions "Executive Compensation," "Non-Employee Director Compensation," "Pay for Performance," and "Miscellaneous Matters" of the Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This Annual Report on Form 10-K incorporates by reference the information appearing under the captions "Ownership of Voting Securities" of the Proxy Statement.
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,749,729	$154.60	2,794,795
Equity compensation plans not approved by security holders	—	—	—
Total	1,749,729	$154.60	2,794,795
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2023 and 2022.
Consolidated Statements of Income – Years ended March 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows – Years ended March 31, 2023, 2022, and 2021.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2023, 2022, and 2021.
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

2.2
Amendment to the Agreement and Plan of Merger, dated March 1, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp. (filed as Annex A-2 to Amendment No. 1 to STERIS plc Registration Statement on Form S-4 filed March 30, 2021 (Commission File No. 333-253799) and incorporated herein by reference).

2.3
Purchase Agreement, dated October 2, 2020, by and among KS Holdings LLC, Key Surgical Shareholders LLC, Key Surgical Management LLC, WSHP KS Investment LLC, Key Surgical LLC, STERIS Corporation, STERIS plc and Brian O’Connell and Scot Milchman (filed as Exhibit 2.1 to STERIS plc Form 8-K filed October 6, 2020 (Commission File No. 001-38848) and incorporated herein by reference).

3.1	STERIS plc Memorandum of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848) and incorporated herein by reference).

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

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.2
Amendment No. 1 to STERIS plc 2006 Long-Term Equity Incentive Plan (as Assumed, Amended and Restated Effective March 28, 2019), effective July 27, 2021 (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2021 (Commission File No. 001-38848) and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 001-14643) and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 001-14643) and incorporated herein by reference).*

10.5
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 001-14643) and incorporated herein by reference).*

10.6
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 001-14643) and incorporated herein by reference).*

10.7
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 001-37614) and incorporated herein by reference).*

10.8
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.9
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.10
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.11
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.12
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.13
Form of STERIS plc Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.14
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.15
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.16	Form of STERIS plc Restricted Stock Agreement for Employees (filed herewith)*

10.17	Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed herewith)*

10.18
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference).*

10.19
STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.20
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan, dated December 16, 2008 (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.21
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009), dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 001-14643), and incorporated herein by reference).*

10.22
STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019) (filed as Exhibit 10.2 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.23
Amendment No. 1 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019), dated March 2, 2020 (filed as Exhibit 10.27 to the Form 10-K filed for fiscal year ended March 31, 2020 (Commission File No. 001-38848) and incorporated herein by reference)*

10.24	Amendment No. 2 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019), dated May 8, 2023 (filed herewith)*

10.25
Form of Make-Whole Payment and Related Payment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.26
Form of Make-Whole Payment and Related Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.27
STERIS plc Senior Executive Severance Plan, As Adopted Effective March 28, 2019 (filed as Exhibit 10.3 to STERIS plc 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.28
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-14643) and incorporated herein by reference). *

10.29
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference). *

10.30
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022)(Commission File No. 001-38848) and incorporated herein by reference).*

10.31
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 001-14643) and incorporated herein by reference).

10.32
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 001-14643) and incorporated herein by reference).

10.33
Delayed Draw Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.34
Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.35
Credit Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.36
Amendment No. 1, dated as of January 1, 2022, to Credit Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.40 to Form 10-K filed May 31, 2022 (Commission File No. 001-38848) and incorporated herein by reference).

10.37
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.4 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.38
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.5 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.39
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Limited and each of the institutions signatory thereto (filed as Exhibit 10.6 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

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

STERIS plc (Registrant)

Date:	May 26, 2023	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ DANIEL A. CARESTIO	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2023
Daniel A. Carestio
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 26, 2023
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	May 26, 2023
Karen L. Burton
*	Chairman and Director	May 26, 2023
Mohsen M. Sohi
*	Director	May 26, 2023
Esther M. Alegria
*	Director	May 26, 2023
Richard C. Breeden
*	Director	May 26, 2023
Daniel A. Carestio
*	Director	May 26, 2023
Cynthia L. Feldmann
*	Director	May 26, 2023
Christopher S. Holland
*	Director	May 26, 2023
Jacqueline B. Kosecoff
*	Director	May 26, 2023
Paul E. Martin
*	Director	May 26, 2023
Nirav R. Shah
*	Director	May 26, 2023
Richard M. Steeves

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 26, 2023	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors