Form 10-Q
period 2023-06-30
STERIS plc
filed 2023-08-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 3, 2023: 98,781,406

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,614	$208,357
Accounts receivable (net of allowances of $24,367 and $23,427 respectively)	887,756	928,315
Inventories, net	768,835	695,493
Prepaid expenses and other current assets	166,050	179,277
Total current assets	2,031,255	2,011,442
Property, plant, and equipment, net	1,726,091	1,705,512
Lease right-of-use assets, net	195,292	191,741
Goodwill	3,886,599	3,879,219
Intangibles, net	2,865,107	2,955,780
Other assets	80,036	78,145
Total assets	$10,784,380	$10,821,839
Liabilities and equity
Current liabilities:
Accounts payable	$260,687	$279,620
Accrued income taxes	63,501	43,804
Accrued payroll and other related liabilities	132,112	125,642
Short-term lease obligations	34,413	34,961
Short-term indebtedness	63,438	60,000
Accrued expenses and other	332,760	317,817
Total current liabilities	886,911	861,844
Long-term indebtedness	2,860,116	3,018,655
Deferred income taxes, net	617,633	617,538
Long-term lease obligations	164,744	160,493
Other liabilities	76,604	76,137
Total liabilities	$4,606,008	$4,734,667
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,781 and 98,629 ordinary shares issued and outstanding, respectively	4,498,212	4,486,375
Retained earnings	1,980,933	1,911,533
Accumulated other comprehensive loss	(310,859)	(320,710)
Total shareholders’ equity	6,168,286	6,077,198
Noncontrolling interests	10,086	9,974
Total equity	6,178,372	6,087,172
Total liabilities and equity	$10,784,380	$10,821,839

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues:
Product	$713,858	$637,076
Service	570,684	519,415
Total revenues	1,284,542	1,156,491
Cost of revenues:
Product	377,178	332,855
Service	333,903	305,838
Total cost of revenues	711,081	638,693
Gross profit	573,461	517,798
Operating expenses:
Selling, general, and administrative	359,058	334,626
Research and development	25,502	24,751
Restructuring expenses	19	26
Total operating expenses	384,579	359,403
Income from operations	188,882	158,395
Non-operating expenses, net:
Interest expense	32,361	22,674
Interest and miscellaneous (income) expense	(1,393)	770
Total non-operating expenses, net	30,968	23,444
Income before income tax expense	157,914	134,951
Income tax expense	34,124	24,196
Net income	123,790	110,755
Less: Net income (loss) attributable to noncontrolling interests	236	(507)
Net income attributable to shareholders	$123,554	$111,262

Net income per share attributed to shareholders
Basic	$1.25	$1.11
Diluted	$1.25	$1.10
Cash dividends declared per share ordinary outstanding	$0.47	$0.43

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022

Net income	$123,790	$110,755
Less: Net income (loss) attributable to noncontrolling interests	236	(507)
Net income attributable to shareholders	123,554	111,262

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $(17), and $(6), respectively)	58	29
Change in cumulative currency translation adjustment	9,793	(178,594)
Total other comprehensive income (loss)	9,851	(178,565)
Comprehensive income (loss)	$133,405	$(67,303)

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Operating activities:
Net income	$123,790	$110,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	137,925	138,863
Deferred income taxes	(445)	5,304
Share-based compensation expense	11,579	8,963
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	93	(972)
Loss on sale of businesses, net	—	3,878
Other items	1,995	10,412
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	42,446	26,335
Inventories, net	(67,956)	(58,076)
Other current assets	14,355	6,755
Accounts payable	(20,572)	6,492
Accruals and other, net	37,919	(26,963)
Net cash provided by operating activities	281,129	231,746
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(66,601)	(115,933)
Proceeds from the sale of property, plant, equipment, and intangibles	5	1,288
Proceeds from the sale of businesses	—	5,228
Net cash used in investing activities	(66,596)	(109,417)
Financing activities:
Payments on term loans	(15,000)	(111,875)
(Payments) proceeds under credit facilities, net	(144,651)	37,011
Acquisition related deferred or contingent consideration	(89)	(84)
Repurchases of ordinary shares	(8,724)	(24,679)
Cash dividends paid to ordinary shareholders	(46,427)	(43,008)
Stock option and other equity transactions, net	1,254	1,221
Net cash used in financing activities	(213,637)	(141,414)
Effect of exchange rate changes on cash and cash equivalents	(639)	(12,908)
Increase (decrease) in cash and cash equivalents	257	(31,993)
Cash and cash equivalents at beginning of period	208,357	348,320
Cash and cash equivalents at end of period	$208,614	$316,327

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	123,554	—	236	123,790
Other comprehensive income	—	—	—	9,851	—	9,851
Repurchases of ordinary shares	(52)	(997)	(7,727)	—	—	(8,724)
Equity compensation programs and other	204	12,834	—	—	—	12,834
Cash dividends - $0.47 per ordinary share	—	—	(46,427)	—	—	(46,427)
Other changes in noncontrolling interest	—	—	—	—	(124)	(124)
Balance at June 30, 2023	98,781	$4,498,212	$1,980,933	$(310,859)	$10,086	$6,178,372

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net income (loss)	—	—	111,262	—	(507)	110,755
Other comprehensive loss	—	—	—	(178,565)	—	(178,565)
Repurchases of ordinary shares	(126)	(14,356)	(10,323)	—	—	(24,679)
Equity compensation programs and other	149	10,182	—	—	—	10,182
Cash dividends – $0.43 per ordinary share	—	—	(43,008)	—	—	(43,008)
Other changes in noncontrolling interest	—	—	—	—	(194)	(194)
Balance at June 30, 2022	100,090	$4,738,746	$2,057,175	$(388,373)	$11,580	$6,419,128

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2023 and 2022
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
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), Life Sciences, and Dental. We describe our business segments in Note 9 titled "Business Segment Information."
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on May 26, 2023. The Consolidated Balance Sheet at March 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2023 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2024.
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
For the Three Months Ended June 30, 2023 and 2022
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2023, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 9 titled, "Business Segment Information" for disaggregation of revenue.
Product Revenues
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization ("GPO") agreement. We recognize revenue for sales of products when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to capital equipment products is deferred until installation is complete if the capital equipment and installation are highly integrated and form a single performance obligation.
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
Within our AST segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement and revenues are generally recognized upon completion of the service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2024, $46,118 of the March 31, 2023 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2023, $57,528 of the March 31, 2022 deferred revenue balance was recorded as revenue.
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
Refer to Note 6 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2023, the transaction price allocated to remaining performance obligations was approximately $1,649,862. We expect to recognize approximately 59% of the transaction price within one year and approximately 32% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have not yet been adopted

ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations."	September 2022	The standard provides guidance to enhance the transparency of disclosures for entities that utilize supplier finance programs to include information about the key terms of the programs and present a rollforward of any obligations under the program where those obligations are presented in the balance sheet.	NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

2. Business Acquisitions
On June 20, 2023, we entered into a definitive agreement to purchase the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD will be integrated into our Healthcare segment. The transaction was completed on August 2, 2023.
The purchase price is $540,000. We anticipate that the acquisition will qualify for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. We are not assuming any pre-existing debt and funded the entire purchase with additional debt.
As a result of limited access to the information required to prepare the initial accounting, we are unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or intangible assets at the time of this Form 10-Q filing.

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2023	March 31, 2023

Raw materials	$267,300	$239,081
Work in process	117,589	97,756
Finished goods	433,185	404,238
Reserve for excess and obsolete inventory	(49,239)	(45,582)
Inventories, net	$768,835	$695,493

4. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2023	March 31, 2023
Land and land improvements (1)	$84,170	$84,313
Buildings and leasehold improvements	728,597	691,933
Machinery and equipment	1,028,237	994,188
Information systems	255,127	247,873
Radioisotope	641,381	637,920
Construction in progress (1)	464,408	478,316
Total property, plant, and equipment	3,201,920	3,134,543
Less: accumulated depreciation and depletion	(1,475,829)	(1,429,031)
Property, plant, and equipment, net	$1,726,091	$1,705,512
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	June 30, 2023	March 31, 2023

Short-term debt
Term Loan, current portion	$30,938	$27,500
Delayed Draw Term Loan, current portion	32,500	32,500
Total short-term debt	$63,438	$60,000

Long-term debt
Private Placement Senior Notes	$752,505	$750,302
Revolving Credit Facility	158,164	301,672
Deferred financing costs	(20,241)	(21,444)
Term Loan	34,688	45,000
Delayed Draw Term Loan	585,000	593,125
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,860,116	$3,018,655
Total debt	$2,923,554	$3,078,655
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2023	March 31, 2023
Accrued payroll and other related liabilities:
Compensation and related items	$68,706	$48,565
Accrued vacation/paid time off	16,079	11,080
Accrued bonuses	26,727	33,605
Accrued employee commissions	17,418	29,257
Other postretirement benefit obligations-current portion	1,121	1,121
Other employee benefit plans obligations-current portion	2,061	2,014
Total accrued payroll and other related liabilities	$132,112	$125,642
Accrued expenses and other:
Deferred revenues	$91,661	$92,283
Service liabilities	75,095	72,033
Self-insured risk reserves-current portion	11,704	11,325
Accrued dealer commissions	34,003	31,096
Accrued warranty	13,845	13,683
Asset retirement obligation-current portion	516	543
Accrued interest	18,109	9,243
Other	87,827	87,611
Total accrued expenses and other	$332,760	$317,817
Other liabilities:
Self-insured risk reserves-long-term portion	$22,171	$22,171
Other postretirement benefit obligations-long-term portion	5,952	6,070
Defined benefit pension plans obligations-long-term portion	2,978	2,876
Other employee benefit plans obligations-long-term portion	1,129	1,153
Accrued long-term income taxes	10,097	10,082
Asset retirement obligation-long-term portion	21,469	12,588
Other	12,808	21,197
Total other liabilities	$76,604	$76,137
7. Income Tax Expense
The effective income tax rates for the three month periods ended June 30, 2023 and 2022 were 21.6% and 17.9%, respectively. The higher fiscal 2024 effective tax rate is the result of changes in geographic mix of projected profits and a decrease in favorable discrete items when compared to the first quarter of fiscal 2023.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $7,500 has been paid through June 30, 2023.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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
Our AST segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For the three months ended June 30, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 42.2% and 38.6% of our Dental segment revenues for the three months ended June 30, 2023 and 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2023	2022
Revenues:
Healthcare	$818,874	$698,526
AST	233,099	220,911
Life Sciences	131,413	132,207
Dental	101,156	104,847
Total revenues	$1,284,542	$1,156,491
Operating income (loss):
Healthcare	$198,182	$156,497
AST	109,590	109,315
Life Sciences	49,841	55,305
Dental	22,039	19,596
Corporate	(92,265)	(75,943)
Total operating income	$287,387	$264,770
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,925	$93,929
Acquisition and integration related charges (2)	2,709	9,832
Tax restructuring costs (3)	9	173
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	(3,100)
Net loss on divestiture of businesses (1)	—	3,878
Amortization of inventory and property "step up" to fair value (1)	1,843	1,637
Restructuring charges (4)	19	26
Total income from operations	$188,882	$158,395
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2024 and fiscal 2023 revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2023	2022
Healthcare:
Capital equipment	$238,099	$179,134
Consumables	280,281	252,032
Service	300,494	267,360
Total Healthcare Revenues	$818,874	$698,526
AST:
Capital equipment	$874	$619
Service	232,225	220,292
Total AST Revenues	$233,099	$220,911
Life Sciences:
Capital equipment	$30,991	$40,499
Consumables	61,698	59,557
Service	38,724	32,151
Total Life Sciences Revenues	$131,413	$132,207
Dental Revenues	$101,156	$104,847
Total Revenues	$1,284,542	1,156,491

	Three Months Ended June 30,
	2023	2022
Revenues:
Ireland	$20,085	$18,176
United States	930,542	834,101
Other locations	333,915	304,214
Total Revenues	$1,284,542	$1,156,491

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2023	2022
Weighted average shares outstanding—basic	98,708	100,082
Dilutive effect of share equivalents	531	640
Weighted average shares outstanding and share equivalents—diluted	99,239	100,722
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

	Three Months Ended June 30,
(shares in thousands)	2023	2022
Number of share options	668	291
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of June 30, 2023, we have not made any repurchases under this share repurchase program. This share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2024, we had no share repurchase activity pursuant to authorizations. During the first three months of fiscal 2023, we repurchased 68,177 of our ordinary shares for the aggregate amount of $14,283 (net of fees and commissions) pursuant to the authorizations.
During the first three months of fiscal 2024, we obtained 51,494 of our ordinary shares in the aggregate amount of $8,724 in connection with share-based compensation award programs. During the first three months of fiscal 2023, we obtained 57,704 of our ordinary shares in the aggregate amount of $11,737 in connection with share-based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a three or four year period or vest in equal tranches for each year of employment after the grant date. As of June 30, 2023, 2,386,686 ordinary shares remained available for grant under the long-term incentive plan.
The fair value of share-based stock option compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which may be impacted by retirement eligibility, in our Consolidated Statements of Income. The expense is classified as Cost of revenues or Selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first three months of fiscal 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Risk-free interest rate	3.57%	2.41%
Expected life of options	5.9 years	5.8 years
Expected dividend yield of stock	1.08%	0.80%
Expected volatility of stock	27.98%	24.45%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.22% and 2.54% was applied in fiscal 2024 and 2023, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,749,729	$154.60
Granted	241,456	219.97
Exercised	(31,342)	57.18
Forfeited	(2,128)	200.46
Outstanding at June 30, 2023	1,957,715	$164.17	6.5 years	$124,831
Exercisable at June 30, 2023	1,336,601	$136.78	5.5 years	$119,338
We estimate that 601,967 of the non-vested stock options outstanding at June 30, 2023 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $224.98 closing price of our ordinary shares on June 30, 2023 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2024 and fiscal 2023 was $4,831 and $3,897, respectively. Net cash proceeds from the exercise of stock options were $1,254 and $1,221 for the first three months of fiscal 2024 and fiscal 2023, respectively.
The weighted average grant date fair value of stock option grants was $53.45 and $50.04 for the first three months of fiscal 2024 and fiscal 2023, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	450,793	28,542	$186.60
Granted	166,999	10,431	199.92
Vested	(120,107)	(4,868)	156.00
Forfeited	(7,923)	(98)	190.57
Non-vested at June 30, 2023	489,762	34,007	$198.34
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2024 at the time of grant was $19,455.
As of June 30, 2023, there was a total of $99,504 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.0 years.
Cantel Share Based Compensation Plan
In connection with the acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
As of June 30, 2023, there was a total of $805 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the majority of the remaining cost by the third quarter of fiscal 2024.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	15,670	$191.18
Vested	(453)	191.18
Forfeited	(570)	191.18
Non-vested at June 30, 2023	14,647	$191.18
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
Changes in our warranty liability during the first three months of fiscal 2024 were as follows:

Warranties
Balance at March 31, 2023	$13,683
Warranties issued during the period	3,796
Settlements made during the period	(3,634)
Balance at June 30, 2023	$13,845

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the first quarter of fiscal 2024, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2024. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2023, we held net foreign currency forward contracts to buy 29.0 million British pounds sterling and 95.5 million Mexican pesos; and to sell 7.0 million Singapore dollars and 51.2 million euros. At June 30, 2023, we held commodity swap contracts to buy 564.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Prepaid & other	$1,297	$378	$—	$—
Accrued expenses and other	$—	$—	$2,514	$2,054
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2023	2022
Foreign currency forward contracts	Selling, general and administrative	$1,458	$2,349
Commodity swap contracts	Cost of revenues	$(1,034)	$(2,824)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2023 and March 31, 2023:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$208,614	$208,357	$208,614	$208,357	$—	$—	$—	$—
Forward and swap contracts (1)	1,297	378	—	—	1,297	378	—	—
Equity investments(2)	7,143	7,069	7,143	7,069	—	—	—	—
Other investments	2,069	2,066	2,069	2,066	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$2,514	$2,054	$—	$—	$2,514	$2,054	$—	$—
Deferred compensation plans (2)	998	1,022	998	1,022	—	—	—	—
Debt (3)	2,923,554	3,078,655	—	—	2,596,812	2,754,218	—	—
Contingent consideration obligations (4)	16,199	15,678	—	—	—	—	16,199	15,678
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest and miscellaneous (income) expense" line of the Consolidated Statement of Income. During the first quarter of fiscal 2024 and 2023, we recorded gains (losses) of $73 and $(936),respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2023 are summarized as follows:

Contingent Consideration
Balance at March 31, 2023	$15,678
Additions	572
Payments	(20)
Currency translation adjustments	(31)
Balance at June 30, 2023	$16,199

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2023 and 2022 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$12	$(320,722)	$(320,710)
Other Comprehensive Income before reclassifications	418	9,793	10,211
Amounts reclassified from Accumulated Other Comprehensive Loss	(360)	—	(360)
Net current-period Other Comprehensive Income	58	9,793	9,851
Balance at June 30, 2023	$70	$(310,929)	$(310,859)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$1,276	$(211,084)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	154	(178,594)	(178,440)
Amounts reclassified from Accumulated Other Comprehensive Loss	(125)	—	(125)
Net current-period Other Comprehensive Income (Loss)	29	(178,594)	(178,565)
Balance at June 30, 2022	$1,305	$(389,678)	$(388,373)
1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the three-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 26, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 8, 2023

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first quarter of fiscal 2024 and fiscal 2023. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on May 26, 2023, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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

•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprocessing services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies ("AST") segment.
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
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions. On June 20, 2023, we entered into a definitive agreement to purchase the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD will be integrated into our Healthcare segment. The transaction was completed on August 2, 2023.
The purchase price is $540,000. We anticipate that the acquisition will qualify for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. We are not assuming any pre-existing debt and funded the entire purchase with additional debt.
Highlights. Revenues increased 11.1% to $1,284.5 million for the three months ended June 30, 2023, as compared to $1,156.5 million for the same period in the prior year. The increase is primarily due to the benefits of higher volume and pricing, particularly in the Healthcare segment.
Gross profit percentage for the first quarter of fiscal 2024 was 44.6% compared to the gross profit percentage for the first quarter of fiscal 2023 of 44.8%. The decrease in gross profit percentage reflects unfavorable impacts from inflationary cost increases for materials and labor which exceeded the benefits from pricing for the first quarter of fiscal 2024.
Operating income for the first quarter of fiscal 2024 was $188.9 million, compared to operating income of $158.4 million for first quarter of fiscal 2023. The increase is primarily due to the benefit of higher volume and pricing which exceeded negative impacts from inflationary cost increases for materials and labor for the first quarter of fiscal 2024. In addition, acquisition and integration related charges decreased to $2.7 million in the first quarter of fiscal 2024 compared to $9.8 million in the first quarter of fiscal 2023. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line in our Consolidated Statements of Income.
Cash flows from operations were $281.1 million and free cash flow was $214.5 million for the first three months of fiscal 2024 compared to cash flows from operations of $231.7 million and free cash flow of $117.1 million for the first three months of fiscal 2023 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The first quarter of fiscal 2024 increase in cash flows from operations and free cash flows was primarily due to a decline in cash used for compensation related payments offset by continued investment in inventory as we continue to focus on reducing lead times and meeting Customer demand, as well as timing of capital spending.
Our debt-to-total capital ratio was 32.2% at June 30, 2023 and 33.6% at March 31, 2023. During the first three months of fiscal 2024, we declared and paid cash dividends totaling $0.47 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2024 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$281,129	$231,746
Purchases of property, plant, equipment, and intangibles, net	(66,601)	(115,933)
Proceeds from the sale of property, plant, equipment, and intangibles	5	1,288
Free cash flow	$214,533	$117,101

Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2024 compared to the same fiscal 2023 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three months ended June 30, 2023 to the revenues for the three months ended June 30, 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change	Percent Change

Total revenues	$1,284,542	$1,156,491	$128,051	11.1%

Revenues by type:
Service revenues	570,684	519,415	51,269	9.9%
Consumable revenues	443,894	416,825	27,069	6.5%
Capital equipment revenues	269,964	220,251	49,713	22.6%

Revenues by geography:
Ireland revenues	20,085	18,176	1,909	10.5%
United States revenues	930,542	834,101	96,441	11.6%
Other foreign revenues	333,915	304,214	29,701	9.8%
Revenues increased 11.1% to $1,284.5 million for the three months ended June 30, 2023, as compared to $1,156.5 million for the same period in the prior year. The increase is primarily due to the benefits of higher volume and pricing, particularly in our Healthcare segment.
Service revenues increased 9.9% for the three months ended June 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences and AST segments. Consumable revenues increased by 6.5% for the three months ended June 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments which exceeded the decrease in the Dental segment. Capital equipment revenues increased 22.6% for the three months ended June 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare segment which exceeded the decrease in the Life Sciences segment.
Ireland revenues increased 10.5% to $20.1 million for the three months ended June 30, 2023, as compared to $18.2 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
United States revenues increased 11.6% to $930.5 million for the three months ended June 30, 2023, as compared to $834.1 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
Revenues from other foreign locations increased 9.8% to $333.9 million for the three months ended June 30, 2023, as compared to $304.2 million for the same period in the prior year, reflecting growth in the Europe, Middle East & Africa ("EMEA"), Canada, Asia Pacific, and Latin American Regions.

Gross Profit. The following tables compare our gross profit for the three months ended June 30, 2023 to the three months ended June 30, 2022:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$336,680	$304,221	$32,459	10.7%
Service	236,781	213,577	23,204	10.9%
Total gross profit	$573,461	$517,798	$55,663	10.7%
Gross profit percentage:
Product	47.2%	47.8%
Service	41.5%	41.1%
Total gross profit percentage	44.6%	44.8%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the first quarter of fiscal 2024 was 44.6% compared to the gross profit percentage for the first quarter of fiscal 2023 of 44.8%. Gross profit percentage decreased as pricing (150 basis points) was more than offset by unfavorable material and labor inflation (170 basis points). The net impact from other factors including productivity, mix, adjustments and other charges was not significant.
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2023 to the three months ended June 30, 2022:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$359,058	$334,626	$24,432	7.3%
Research and development	25,502	24,751	751	3.0%
Restructuring expenses	19	26	(7)	(26.9)%
Total operating expenses	$384,579	$359,403	$25,176	7.0%

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facilities costs, and other general and administrative expenses. SG&A increased 7.3% in the first quarter of fiscal 2024, compared to the same period in fiscal 2023. The fiscal 2024 increase is primarily attributable to increased compensation, including incentive compensation, and benefit costs, as well as an increase in marketing related expenses.
Research and Development. Research and development expenses increased 3.0% in the first quarter of fiscal 2024, compared to the same period in fiscal 2023. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2024, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$32,361	$22,674	$9,687
Interest and miscellaneous (income) expense	(1,393)	770	(2,163)
Non-operating expenses, net	$30,968	$23,444	$7,524

Non-operating expenses, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income.
Interest expense increased $9.7 million during the first quarter of fiscal 2024, as compared to the same prior year period in fiscal 2023, primarily due to higher interest rates on floating rate debt. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."
The fluctuation in interest and miscellaneous (income) expense during the first quarter of fiscal 2024, as compared to the same prior year period in fiscal 2023, is primarily attributable to the negative impact of losses on our equity investments recognized during the first quarter of fiscal 2023. For more information, refer to Note 15 to our consolidated financial statements titled, "Fair Value Measurements."
Income Tax Expense. The following tables compare our tax expense and effective income tax rates for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense	$34,124	$24,196	$9,928	41.0%
Effective income tax rate	21.6%	17.9%

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
The effective income tax rates for the three month period ended June 30, 2023 and 2022 were 21.6% and 17.9%, respectively. The higher fiscal 2024 effective tax rate is the result of changes in geographic mix of projected profits and a decrease in favorable discrete items when compared to the first quarter of fiscal 2023.
Business Segment Results of Operations.
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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
Our AST segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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

For the three months ended June 30, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 42.2% and 38.6% of our Dental segments revenues for the three months ended June 30, 2023 and 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, (unaudited)
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$818,874	$698,526	$—	$—	$(1,574)	17.2%	17.2%	17.5%
AST	233,099	220,911	—	—	830	5.5%	5.5%	5.1%
Life Sciences	131,413	132,207	—	—	23	(0.6)%	(0.6)%	(0.6)%
Dental	101,156	104,847	—	—	138	(3.5)%	(3.5)%	(3.7)%
Total	$1,284,542	$1,156,491	$—	$—	$(583)	11.1%	11.1%	11.1%
Healthcare revenues increased 17.2% to $818.9 million for the three months ended June 30, 2023, as compared to $698.5 million for the same prior year period. This increase reflects growth in capital equipment, service, and consumable revenues of 32.9%, 12.4%, and 11.2%, respectively, representing the benefits of higher volume and pricing. The Healthcare segment's backlog at June 30, 2023 was $491.7 million. The Healthcare segment's backlog at June 30, 2022 was $521.7 million. The decrease is due to strong shipments in the first quarter, which were due to shortened lead times and easing of supply chain constraints.
AST revenues increased 5.5% to $233.1 million for the three months ended June 30, 2023, as compared to $220.9 million for the same prior year period. Revenue was impacted by Customer inventory management and the continued reduction in demand from bioprocesing Customers. Revenue was favorably impacted by pricing and fluctuation in currencies.
Life Sciences revenues decreased 0.6% to $131.4 million for the three months ended June 30, 2023, as compared to $132.2 million for the same prior year period. This decrease was primarily due to a decline in capital equipment revenues of 23.5% which exceeded growth in service and consumable revenues of 20.4% and 3.6%, respectively. The Life Sciences backlog at June 30, 2023 was $104.9 million. The Life Sciences backlog at June 30, 2022 was $92.7 million. The increase is primarily due to the timing of shipments.
Dental revenues decreased 3.5% to $101.2 million for the three months ended June 30, 2023, as compared to $104.8 million for the same prior year period. The decline was a result of lower volume, primarily due to Customer inventory destocking, which exceeded the benefit of higher pricing.

The following table compares business segment and Corporate operating income for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
Segment operating income (loss):
Healthcare	$198,182	$156,497
AST	109,590	109,315
Life Sciences	49,841	55,305
Dental	22,039	19,596
Corporate	(92,265)	(75,943)
Total segment operating income	$287,387	$264,770
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,925	$93,929
Acquisition and integration related charges (2)	2,709	9,832
Tax restructuring costs (3)	9	173
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	(3,100)
Net loss on divestiture of businesses (1)	—	3,878
Amortization of inventory and property "step up" to fair value (1)	1,843	1,637
Restructuring charges (4)	19	26
Total income from operations	$188,882	$158,395
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
The Healthcare segment’s operating income increased 26.6% to $198.2 million for the three months ended June 30, 2023, as compared to $156.5 million in the same prior year period. The segment's operating margins were 24.2% and 22.4% for the first quarter of fiscal 2024 and 2023, respectively. The increase in operating income and margin is primarily due to the benefits of higher volume and pricing which exceeded increased costs caused by inflation.
The AST segment's operating income was $109.6 million for the three months ended June 30, 2023 and $109.3 million during the same prior year period. The segment's operating margin percentages were 47.0% and 49.5% for the first quarter of fiscal 2024 and 2023, respectively. The most significant driver of the decrease in operating margin percentage is labor and energy costs.
The Life Sciences segment’s operating income decreased 9.9% to $49.8 million for the three months ended June 30, 2023, as compared to $55.3 million for the same prior year period. The segment's operating margins were 37.9% and 41.8% for the first quarter of fiscal 2024 and 2023, respectively. The decreases in segment operating income and operating margin were primarily due to a reduction in volume and increased material costs which exceeded the benefits of higher pricing.
The Dental segment's operating income increased 12.5% to $22.0 million for the three months ended June 30, 2023, as compared to $19.6 million for the same prior year period. The segment's operating margins were 21.8% and 18.7% for the first quarter of fiscal 2024 and 2023, respectively. The increase in operating income and operating margin was primarily due to the benefits of higher pricing and improved operating efficiencies which exceeded the reduction in volume and unfavorable inflationary cost increases.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$281,129	$231,746
Net cash used in investing activities	$(66,596)	$(109,417)
Net cash used in financing activities	$(213,637)	$(141,414)
Debt-to-total capital ratio	32.2%	31.9%
Free cash flow	$214,533	$117,101
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $281.1 million for the first three months of fiscal 2024 and $231.7 million for the first three months of fiscal 2023. The fiscal 2024 increase was primarily due to a decline in cash used for compensation related payments offset by continued investment in inventory as we continue to focus on reducing lead times and meeting Customer demand.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $66.6 million for the first three months of fiscal 2024 and $109.4 million for the first three months of fiscal 2023. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2024 and fiscal 2023:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $66.6 million for the first three months of fiscal 2024 and $115.9 million during the same prior year period. The fiscal 2024 reduction is primarily due to the timing of capital spending in our AST segment compared to the first three months in fiscal 2023.
•Proceeds from the sale of business – During the first three months of fiscal 2023, we sold the remaining component of the Animal Healthcare business for $5.2 million.
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $213.6 million for the first three months of fiscal 2024 compared to net cash used in financing activities of $141.4 million for the first three months of fiscal 2023. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2024 and fiscal 2023:
•Payments on Term Loans – During the first three months of fiscal 2024, we repaid $15.0 million of our Term Loans. During the first three months of fiscal 2023, we repaid $111.9 million of our Term Loans. For more information on our Term Loans, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Payments/Proceeds under credit facilities, net – Net payments under credit facilities totaled $144.7 million in the first three months of fiscal 2024, compared to net proceeds under credit facilities of $37.0 million in the first three months of fiscal 2023.
•Acquisition related deferred or contingent consideration – During the first three months of both fiscal 2024 and 2023, we paid approximately $0.1 million in deferred and contingent consideration.
•Repurchases of ordinary shares – During the first three months of fiscal 2024 and 2023, we obtained 51,494 and 57,704, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $8.7 million and $11.7 million, respectively. During the first three months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. During the first three months of fiscal 2023, we purchased 61,677 of our shares in the aggregate amount of $12.9 million through our share repurchase program.
•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2024, we paid total cash dividends of $46.4 million, or $0.47 per outstanding share. During the first three months of fiscal 2023, we paid total cash dividends of $43.0 million, or $0.43 per outstanding share.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2024 and fiscal 2023, we received cash proceeds totaling $1.3 million and $1.2 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $281.1 million for the first three months of fiscal 2024 and $231.7 million for the first three months of fiscal 2023. Free cash flow was $214.5 million in the first three months of fiscal 2024 compared to $117.1 million in the first three months of fiscal 2023 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in free cash flow was primarily due to the benefits of increased cash flows from operations and a reduction in capital spending.
Our debt-to-total capital ratio was 32.2% at June 30, 2023 and 31.9% at June 30, 2022.

Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our commercial commitments were approximately $110.0 million at June 30, 2023, reflecting a net increase of $1.6 million in surety bonds and other commercial commitments from March 31, 2023. Outstanding borrowings under our Credit Agreement as of June 30, 2023 were $158.2 million. We had $10.5 million of letters of credit outstanding under the Credit Agreement at June 30, 2023.
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
The following tables present summarized results of operations for the three months ended June 30, 2023 and summarized balance sheet information at June 30, 2023 and March 31, 2023 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Three Months Ended
June 30,
2023

Revenues	$645,643
Gross profit	365,962
Operating costs arising from transactions with non-issuers and non-guarantors, net	162,800
Income from operations	177,713
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	83,484
Net income	$57,082

Summarized Balance Sheet Information
( in thousands)
	June 30,	March 31,
	2023	2023
Receivables due from non-issuers and non-guarantor subsidiaries	$18,097,564	$17,797,185
Other current assets	597,697	614,233
Total current assets	$18,695,261	$18,411,418

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,918,807	$1,827,125
Goodwill	96,892	96,892
Other non-current assets	222,414	206,331
Total non-current assets	$2,238,113	$2,130,348

Payables due to non-issuers and non-guarantor subsidiaries	$19,963,893	$19,347,473
Other current liabilities	198,434	255,746
Total current liabilities	$20,162,327	$19,603,219

Non-current payables due to non-issuers and non-guarantor subsidiaries	$722,680	$684,985
Other non-current liabilities	2,980,340	3,128,853
Total non-current liabilities	$3,703,020	$3,813,838
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2023.

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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine military conflict, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (v) STERIS's ability to complete any announced transactions, including the fulfillment of related closing conditions.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our exposures to market risks have not changed materially since March 31, 2023.
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2024, we entered into forward currency contracts in order to hedge a portion of our expected euro-denominated and Mexican peso-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2024. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At

June 30, 2023, we held net foreign currency forward contracts to buy 29.0 million British pounds sterling and 95.5 million Mexican pesos; and to sell 7.0 million Singapore dollars and 51.2 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At June 30, 2023, we held commodity swap contracts to buy 564.8 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2023 our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of June 30, 2023, we have not made any repurchases under this share repurchase program. This share repurchase program has no specified expiration date.
Under the May 3, 2023 authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2024, we had no share repurchase activity pursuant to the previous share repurchase program or the May 3, 2023 authorization. This does not include 5 shares purchased during the quarter at an average price of $195.47 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During the first three months of fiscal 2024, we obtained 51,494 of our ordinary shares in the aggregate amount of $8,724 in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2024 under our ordinary share repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	—	$—	—	$13,932
May 1-31	—	—	—	500,000
June 1-30	—	—	—	500,000
Total	—	$—	—	$500,000
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

2.1
Amended and Restated Asset Purchase Agreement by and between STERIS Corporation; Becton, Dickinson and Company; and STERIS plc, solely for the purposes set forth in Section 12.21, dated as of August 2, 2023.

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference.)

10.1
Amendment No. 1, dated as of May 3, 2023, to Delayed Draw Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2
Amendment No. 1, dated as of May 3, 2023, to Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.3
Amendment No. 2, dated as of May 3, 2023, to Credit Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.4
Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.5
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.17 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

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
August 8, 2023