Form 10-Q
period 2023-09-30
STERIS plc
filed 2023-11-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 3, 2023: 98,800,161

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,757	$208,357
Accounts receivable (net of allowances of $27,123 and $23,427 respectively)	940,331	928,315
Inventories, net	821,129	695,493
Prepaid expenses and other current assets	198,760	179,277
Total current assets	2,173,977	2,011,442
Property, plant, and equipment, net	1,743,858	1,705,512
Lease right-of-use assets, net	192,219	191,741
Goodwill	4,040,245	3,879,219
Intangibles, net	3,057,711	2,955,780
Other assets	72,628	78,145
Total assets	$11,280,638	$10,821,839
Liabilities and equity
Current liabilities:
Accounts payable	$293,628	$279,620
Accrued income taxes	32,251	43,804
Accrued payroll and other related liabilities	135,522	125,642
Short-term lease obligations	34,112	34,961
Short-term indebtedness	70,938	60,000
Accrued expenses and other	306,664	317,817
Total current liabilities	873,115	861,844
Long-term indebtedness	3,366,241	3,018,655
Deferred income taxes, net	613,451	617,538
Long-term lease obligations	162,116	160,493
Other liabilities	76,547	76,137
Total liabilities	$5,091,470	$4,734,667
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,789 and 98,629 ordinary shares issued and outstanding, respectively	4,518,911	4,486,375
Retained earnings	2,045,897	1,911,533
Accumulated other comprehensive loss	(386,735)	(320,710)
Total shareholders’ equity	6,178,073	6,077,198
Noncontrolling interests	11,095	9,974
Total equity	6,189,168	6,087,172
Total liabilities and equity	$11,280,638	$10,821,839

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product	$762,336	$666,394	$1,476,194	$1,303,470
Service	580,024	534,123	1,150,708	1,053,538
Total revenues	1,342,360	1,200,517	2,626,902	2,357,008
Cost of revenues:
Product	407,232	351,079	784,410	683,934
Service	341,599	317,103	675,502	622,941
Total cost of revenues	748,831	668,182	1,459,912	1,306,875
Gross profit	593,529	532,335	1,166,990	1,050,133
Operating expenses:
Selling, general, and administrative	380,651	323,195	739,709	657,821
Goodwill impairment loss	—	490,565	—	490,565
Research and development	27,044	24,928	52,546	49,679
Restructuring (credits) expenses	(23)	62	(4)	88
Total operating expenses	407,672	838,750	792,251	1,198,153
Income (loss) from operations	185,857	(306,415)	374,739	(148,020)
Non-operating expenses, net:
Interest expense	36,940	26,123	69,301	48,797
Interest and miscellaneous (income) expense	(1,237)	524	(2,630)	1,294
Total non-operating expenses, net	35,703	26,647	66,671	50,091
Income (loss) before income tax expense	150,154	(333,062)	308,068	(198,111)
Income tax expense (benefit)	33,808	(17,831)	67,932	6,365
Net income (loss)	116,346	(315,231)	240,136	(204,476)
Less: Net income (loss) attributable to noncontrolling interests	1,027	54	1,263	(453)
Net income (loss) attributable to shareholders	$115,319	$(315,285)	$238,873	$(204,023)

Net income (loss) per share attributed to shareholders
Basic	$1.17	$(3.15)	$2.42	$(2.04)
Diluted	$1.16	$(3.15)	$2.41	$(2.04)
Cash dividends declared per share ordinary outstanding	$0.52	$0.47	$0.99	$0.90

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$116,346	$(315,231)	$240,136	$(204,476)
Less: Net income (loss) attributable to noncontrolling interests	1,027	54	1,263	(453)
Net income (loss) attributable to shareholders	115,319	(315,285)	238,873	(204,023)

Other comprehensive income (loss)
Amortization of pension and postretirement benefit plan costs, (net of taxes of $18, $10, 35 and $16 respectively)	59	27	117	56
Change in cumulative currency translation adjustment	(75,935)	(209,802)	(66,142)	(388,396)
Total other comprehensive income (loss)	(75,876)	(209,775)	(66,025)	(388,340)
Comprehensive income (loss)	$39,443	$(525,060)	$172,848	$(592,363)

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$240,136	$(204,476)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	290,177	272,742
Deferred income taxes	(1,314)	(62,898)
Share-based compensation expense	32,295	20,511
Gain on the disposal of property, plant, equipment, and intangibles, net	(1,103)	(50)
Loss on sale of businesses, net	—	4,777
Amortization of inventory fair value adjustments	—	2,477
Goodwill impairment loss	—	490,565
Other items	113	8,840
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,464)	(2,976)
Inventories, net	(100,616)	(97,987)
Other current assets	(19,630)	1,269
Accounts payable	15,076	15,675
Accruals and other, net	(25,446)	(112,899)
Net cash provided by operating activities	427,224	335,570
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(149,893)	(198,701)
Proceeds from the sale of property, plant, and equipment	7,360	1,323
Proceeds from the sale of businesses	9,458	5,228
Acquisition of businesses, net of cash acquired	(539,758)	(15,192)
Net cash used in investing activities	(672,833)	(207,342)
Financing activities:
Payments on term loans	(30,000)	(126,875)
Proceeds under credit facilities, net	391,022	99,111
Payments on acquisition related deferred or contingent consideration	(177)	(153)
Repurchases of ordinary shares	(9,213)	(69,922)
Cash dividends paid to ordinary shareholders	(97,795)	(89,981)
Stock option and other equity transactions, net	2,740	1,458
Net cash provided by (used in) financing activities	256,577	(186,362)
Effect of exchange rate changes on cash and cash equivalents	(5,568)	(31,927)
Increase (decrease) in cash and cash equivalents	5,400	(90,061)
Cash and cash equivalents at beginning of period	208,357	348,320
Cash and cash equivalents at end of period	$213,757	$258,259

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2023	98,781	$4,498,212	$1,980,933	$(310,859)	$10,086	$6,178,372
Comprehensive income:
Net income	—	—	115,319	—	1,027	116,346
Other comprehensive loss	—	—	—	(75,876)	—	(75,876)
Repurchases of ordinary shares	(6)	(1,502)	1,013	—	—	(489)
Equity compensation programs and other	14	22,201	—	—	—	22,201
Cash dividends - $0.52 per ordinary share	—	—	(51,368)	—	—	(51,368)
Other changes in noncontrolling interest	—	—	—	—	(18)	(18)
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168

	Six Months Ended September 30, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	238,873	—	1,263	240,136
Other comprehensive loss	—	—	—	(66,025)	—	(66,025)
Repurchases of ordinary shares	(57)	(2,499)	(6,714)	—	—	(9,213)
Equity compensation programs and other	217	35,035	—	—	—	35,035
Cash dividends – $0.99 per ordinary share	—	—	(97,795)	—	—	(97,795)
Other changes in noncontrolling interest	—	—	—	—	(142)	(142)
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2022	100,090	$4,738,746	$2,057,175	$(388,373)	$11,580	$6,419,128
Comprehensive income:
Net (loss) income	—	—	(315,285)	—	54	(315,231)
Other comprehensive loss	—	—	—	(209,775)	—	(209,775)
Repurchases of ordinary shares	(231)	(45,413)	170	—	—	(45,243)
Equity compensation programs and other	9	11,785	—	—	—	11,785
Cash dividends – $0.47 per ordinary share	—	—	(46,973)	—	—	(46,973)
Other changes in noncontrolling interest	—	—	—	—	(244)	(244)
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447

	Six Months Ended September 30, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net loss	—	—	(204,023)	—	(453)	(204,476)
Other comprehensive loss	—	—	—	(388,340)	—	(388,340)
Repurchases of ordinary shares	(357)	(59,769)	(10,153)	—	—	(69,922)
Equity compensation programs and other	158	21,967	—	—	—	21,967
Cash dividends – $0.90 per ordinary share	—	—	(89,981)	—	—	(89,981)
Other changes in noncontrolling interest	—	—	—	—	(438)	(438)
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2023 and 2022
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
We operate and report in four reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), Life Sciences, and Dental. We describe our business segments in Note 9 titled "Business Segment Information."
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on May 26, 2023. The Consolidated Balance Sheet at March 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2023 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2024.
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
For the Three and Six Months Ended September 30, 2023 and 2022
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2023, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 9 titled, "Business Segment Information" for disaggregation of revenue.
Product Revenues
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization ("GPO") agreement. We recognize revenue for sales of products when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to capital equipment products is deferred until installation is complete if the capital equipment and installation are highly integrated and form a single performance obligation.
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
Within our AST segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement and revenues are generally recognized upon completion of the service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2024, $64,241 of the March 31, 2023 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2023, $67,218 of the March 31, 2022 deferred revenue balance was recorded as revenue.
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
Refer to Note 6 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2023, the transaction price allocated to remaining performance obligations was approximately $1,579,938. We expect to recognize approximately 53% of the transaction price within one year and approximately 38% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have not yet been adopted

ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations."	September 2022	The standard provides guidance to enhance the transparency of disclosures for entities that utilize supplier finance programs to include information about the key terms of the programs and present a rollforward of any obligations under the program where those obligations are presented in the balance sheet.	NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
ASU 2023-05 "Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement."	August 2023
The standard adds specific guidance to contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. Upon formation of a new joint venture, assets and liabilities will now be initially measure at fair value. The amendments in this standard are effective for all joint ventures formed with a formation date on or after January 1, 2025. Joint ventures formed prior to this date have the option to apply the amendments retrospectively if there is sufficient information.
			NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

2. Business Acquisitions
On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from BD (Becton, Dickinson and Company) (NYSE: BDX). The acquired assets from BD are being integrated into our Healthcare segment.
The purchase price of the acquisition was $539,758 and remains subject to post-closing adjustments to inventory. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 5 titled, "Debt."
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired from BD based on fair values at the acquisition date.

BD(1)
Inventory	27,006
Property, plant, and equipment	6,755
Intangible assets	303,598
Goodwill	202,399
Total assets acquired	539,758
Net assets acquired	$539,758
(1) Purchase price allocation is still preliminary as of September 30, 2023, as valuation has not been finalized.
During the first six months of fiscal 2023, we completed a tuck-in acquisition, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $21,892, including contingent deferred consideration of $6,700.
Acquisition and integration expenses totaled $16,013 and $18,722 for the three and six months ended September 30, 2023, respectively. Acquisition and integration expenses totaled $3,844 and $13,676 for the three and six months ended September 30, 2022, respectively. The increase in acquisition and integration expenses for the three and six months ended September 30, 2023 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income (Loss) and include but are not limited to investment banker, advisory, legal, other professional fees, and certain employee-related expenses.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2023	March 31, 2023

Raw materials	$283,914	$239,081
Work in process	109,827	97,756
Finished goods	483,190	404,238
Reserve for excess and obsolete inventory	(55,802)	(45,582)
Inventories, net	$821,129	$695,493

4. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2023	March 31, 2023
Land and land improvements (1)	$86,804	$84,313
Buildings and leasehold improvements	735,544	691,933
Machinery and equipment	1,065,048	994,188
Information systems	257,002	247,873
Radioisotope	641,750	637,920
Construction in progress (1)	467,127	478,316
Total property, plant, and equipment	3,253,275	3,134,543
Less: accumulated depreciation and depletion	(1,509,417)	(1,429,031)
Property, plant, and equipment, net	$1,743,858	$1,705,512
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	September 30, 2023	March 31, 2023

Short-term debt
Term Loan, current portion	$34,375	$27,500
Delayed Draw Term Loan, current portion	36,563	32,500
Total short-term debt	$70,938	$60,000

Long-term debt
Private Placement Senior Notes	$746,413	$750,302
Revolving Credit Facility	691,966	301,672
Deferred financing costs	(19,325)	(21,444)
Term Loan	24,375	45,000
Delayed Draw Term Loan	572,812	593,125
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$3,366,241	$3,018,655
Total debt	$3,437,179	$3,078,655
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2023	March 31, 2023
Accrued payroll and other related liabilities:
Compensation and related items	$50,149	$48,565
Accrued vacation/paid time off	14,152	11,080
Accrued bonuses	43,486	33,605
Accrued employee commissions	24,729	29,257
Other postretirement benefit obligations-current portion	1,121	1,121
Other employee benefit plans obligations-current portion	1,885	2,014
Total accrued payroll and other related liabilities	$135,522	$125,642
Accrued expenses and other:
Deferred revenues	$92,947	$92,283
Service liabilities	81,533	72,033
Self-insured risk reserves-current portion	13,233	11,325
Accrued dealer commissions	35,097	31,096
Accrued warranty	14,038	13,683
Asset retirement obligation-current portion	507	543
Accrued interest	11,657	9,243
Other	57,652	87,611
Total accrued expenses and other	$306,664	$317,817
Other liabilities:
Self-insured risk reserves-long-term portion	$22,171	$22,171
Other postretirement benefit obligations-long-term portion	5,870	6,070
Defined benefit pension plans obligations-long-term portion	2,989	2,876
Other employee benefit plans obligations-long-term portion	1,179	1,153
Accrued long-term income taxes	10,103	10,082
Asset retirement obligation-long-term portion	12,640	12,588
Other	21,595	21,197
Total other liabilities	$76,547	$76,137
7. Income Taxes
The effective income tax rates for the three month periods ended September 30, 2023 and 2022 were 22.5% and 5.4%, respectively. The effective income tax rates for the six month periods ended September 30, 2023 and 2022 were 22.1% and (3.2)%, respectively. The fiscal 2024 effective tax rates increased when compared to fiscal 2023, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
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
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

examinations by tax authorities for years before fiscal 2017. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $11,600 has been paid through September 30, 2023.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 7 to our consolidated financial statements titled, “Income Taxes” in this Quarterly Report on Form 10-Q.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our AST segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For the three and six months ended September 30, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 43.8% and 43.1% of our Dental segment revenues for the three and six months ended September 30, 2023, respectively. These three Customers collectively accounted for approximately 40.1% and 42.1% of our Dental segment revenues for the three and six months ended September 30, 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Healthcare	$870,056	$732,813	$1,688,930	$1,431,339
AST	235,053	232,358	468,152	453,269
Life Sciences	133,095	125,768	264,508	257,975
Dental	104,156	109,578	205,312	214,425
Total revenues	$1,342,360	$1,200,517	$2,626,902	$2,357,008
Operating income (loss):
Healthcare	$204,054	$165,337	$402,236	$321,834
AST	110,783	110,384	220,373	219,699
Life Sciences	50,284	48,619	100,125	103,924
Dental	24,516	28,059	46,555	47,655
Corporate	(87,641)	(67,056)	(179,906)	(142,999)
Total operating income	$301,996	$285,343	$589,383	$550,113
Less: Adjustments
Amortization of acquired intangible assets (1)	$99,011	$93,859	$192,936	$187,786
Acquisition and integration related charges (2)	16,013	3,844	18,722	13,676
Tax restructuring costs (3)	—	77	9	251
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(3,100)
Net loss on divestiture of businesses (1)	—	899	—	4,777
Amortization of inventory and property "step up" to fair value (1)	1,138	2,452	2,981	4,089
Restructuring (credits) charges (4)	(23)	62	(4)	89
Goodwill impairment loss (5)	—	490,565	—	490,565
Total income (loss) from operations	$185,857	$(306,415)	$374,739	$(148,020)
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2024 and fiscal 2023 revenue is disclosed in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Healthcare:
Capital equipment	$254,905	$212,484	$493,004	$391,618
Consumables	306,025	246,050	586,306	498,082
Service	309,126	274,279	609,620	541,639
Total Healthcare Revenues	$870,056	$732,813	$1,688,930	$1,431,339
AST:
Capital equipment	$1,754	$10,485	$2,628	$11,104
Service	233,299	221,873	465,524	442,165
Total AST Revenues	$235,053	$232,358	$468,152	$453,269
Life Sciences:
Capital equipment	$35,438	$30,015	$66,429	$70,514
Consumables	59,409	57,420	121,107	116,977
Service	38,248	38,333	76,972	70,484
Total Life Sciences Revenues	$133,095	$125,768	$264,508	$257,975
Dental Revenues	$104,156	$109,578	$205,312	$214,425
Total Revenues	$1,342,360	$1,200,517	$2,626,902	$2,357,008

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Ireland	$20,439	$16,995	$40,524	$35,171
United States	992,878	871,981	1,923,420	1,706,082
Other locations	329,043	311,541	662,958	615,755
Total Revenues	$1,342,360	$1,200,517	$2,626,902	$2,357,008

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2023	2022	2023	2022
Weighted average shares outstanding—basic	98,785	99,969	98,747	100,025
Dilutive effect of share equivalents(1)	621	—	576	—
Weighted average shares outstanding and share equivalents—diluted	99,406	99,969	99,323	100,025
(1) The dilutive effect of share equivalents is excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2022 due to our net losses for those periods.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2023	2022	2023	2022
Number of share options	625	642	647	467
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
11. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of September 30, 2023, we have not made any repurchases under this share repurchase program. This share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2024, we had no share repurchase activity pursuant to authorizations. During the first six months of fiscal 2023, we repurchased 292,487 of our ordinary shares for the aggregate amount of $59,561 (net of fees and commissions) pursuant to the authorizations.
During the first six months of fiscal 2024, we obtained 57,161 of our ordinary shares in the aggregate amount of $9,213 in connection with share-based compensation award programs. During the first six months of fiscal 2023, we obtained 64,436 of our ordinary shares in the aggregate amount of $11,769 in connection with share-based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a three or four year period or vest in equal tranches for each year of employment after the grant date. As of September 30, 2023, 2,367,257 ordinary shares remained available for grant under the long-term incentive plan.
The fair value of share-based stock option compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which may be impacted by retirement eligibility, in our Consolidated Statements of Income (Loss). The expense is classified as Cost of revenues or Selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first six months of fiscal 2024 and 2023:

	Fiscal 2024	Fiscal 2023
Risk-free interest rate	3.59%	2.44%
Expected life of options	6.0 years	5.9 years
Expected dividend yield of stock	1.08%	0.80%
Expected volatility of stock	27.92%	24.49%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.22% and 2.54% was applied in fiscal 2024 and 2023, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,749,729	$154.60
Granted	253,946	220.24
Exercised	(41,597)	60.07
Forfeited	(2,128)	200.46
Outstanding at September 30, 2023	1,959,950	$165.06	6.3 years	$114,142
Exercisable at September 30, 2023	1,338,836	$138.12	5.3 years	$110,765
We estimate that 606,045 of the non-vested stock options outstanding at September 30, 2023 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $219.42 closing price of our ordinary shares on September 30, 2023 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2024 and fiscal 2023 was $6,467 and $4,553, respectively. Net cash proceeds from the exercise of stock options were $2,740 and $1,458 for the first six months of fiscal 2024 and fiscal 2023, respectively.
The weighted average grant date fair value of stock option grants was $54.60 and $50.72 for the first six months of fiscal 2024 and fiscal 2023, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	450,793	28,542	$186.60
Granted	170,323	18,344	201.28
Vested	(126,539)	(12,787)	159.60
Forfeited	(11,848)	(1,171)	193.73
Non-vested at September 30, 2023	482,729	32,928	$199.06
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2024 at the time of grant was $22,194.
As of September 30, 2023, there was a total of $83,007 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.9 years.
Cantel Share Based Compensation Plan
In connection with the acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
As of September 30, 2023, there was a total of $103 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the majority of the remaining cost by the third quarter of fiscal 2024.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	15,670	$191.18
Vested	(603)	191.18
Forfeited	(762)	191.18
Non-vested at September 30, 2023	14,305	$191.18
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
Changes in our warranty liability during the first six months of fiscal 2024 were as follows:

Warranties
Balance at March 31, 2023	$13,683
Warranties issued during the period	8,205
Settlements made during the period	(7,850)
Balance at September 30, 2023	$14,038

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the second quarter of fiscal 2024, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2024. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income (Loss). At September 30, 2023, we held net foreign currency forward contracts to buy 38.5 million British pounds sterling and 80.3 million Mexican pesos; and to sell 17.0 million Australian dollars, 11.0 million Canadian dollars, and 31.1 million euros. At September 30, 2023, we held commodity swap contracts to buy 376.5 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023
Prepaid & other	$1,623	$378	$—	$—
Accrued expenses and other	$—	$—	$2,347	$2,054
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income (Loss):

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2023	2022	2023	2022
Foreign currency forward contracts	Selling, general and administrative	$60	$2,279	$1,518	$4,629
Commodity swap contracts	Cost of revenues	$(358)	$(358)	$(1,392)	$(3,183)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2023 and March 31, 2023:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$213,757	$208,357	$213,757	$208,357	$—	$—	$—	$—
Forward and swap contracts (1)	1,623	378	—	—	1,623	378	—	—
Equity investments(2)	7,137	7,069	7,137	7,069	—	—	—	—
Other investments	2,793	2,066	2,793	2,066	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$2,347	$2,054	$—	$—	$2,347	$2,054	$—	$—
Deferred compensation plans (2)	1,035	1,022	1,035	1,022	—	—	—	—
Debt (3)	3,437,179	3,078,655	—	—	3,044,498	2,754,218	—	—
Contingent consideration obligations (4)	16,445	15,678	—	—	—	—	16,445	15,678
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest and miscellaneous (income) expense" line of the Consolidated Statement of Income (Loss). During the second quarter and first six months of fiscal 2024, we recorded gains of $65 and $138, respectively, related to these investments. During the second quarter and first six months of fiscal 2023, we recorded losses of $643 and $1,727,respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2023 are summarized as follows:

Contingent Consideration
Balance at March 31, 2023	$15,678
Additions	860
Payments	(39)
Currency translation adjustments	(54)
Balance at September 30, 2023	$16,445

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2023 and 2022 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$70	$12	$(310,929)	$(320,722)	$(310,859)	$(320,710)
Other Comprehensive Income (Loss) before reclassifications	334	752	(75,935)	(66,142)	(75,601)	(65,390)
Amounts reclassified from Accumulated Other Comprehensive Loss	(275)	(635)	—	—	(275)	(635)
Net current-period Other Comprehensive Income (Loss)	59	117	(75,935)	(66,142)	(75,876)	(66,025)
Balance at September 30, 2023	$129	$129	$(386,864)	$(386,864)	$(386,735)	$(386,735)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income (Loss).
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$1,305	$1,276	$(389,678)	$(211,084)	$(388,373)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	149	303	(209,802)	(388,396)	(209,653)	(388,093)
Amounts reclassified from Accumulated Other Comprehensive Loss	(122)	(247)	—	—	(122)	(247)
Net current-period Other Comprehensive Income (Loss)	27	56	(209,802)	(388,396)	(209,775)	(388,340)
Balance at September 30, 2022	$1,332	$1,332	$(599,480)	$(599,480)	$(598,148)	$(598,148)
1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income (Loss).
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2023 and 2022
(dollars in thousands, except as noted)

17. Goodwill
Changes to the carrying amount of goodwill for the six months ended September 30, 2023 and 2022 are as follows:

	Healthcare Segment	Life Sciences Segment	AST Segment	Dental Segment	Total
Balance at March 31, 2023	$2,301,273	$181,812	$1,396,134	$—	$3,879,219
Goodwill acquired	202,399	—	—	—	202,399
Measurement period adjustments to acquired goodwill	(4,281)	—	—	—	(4,281)
Foreign currency translation adjustments	(7,751)	24	(29,365)	—	(37,092)
Balance at September 30, 2023	$2,491,640	$181,836	$1,366,769	$—	$4,040,245

	Healthcare Segment	Life Sciences Segment	AST Segment	Dental Segment	Total
Balance at March 31, 2022	$2,326,830	$179,288	$1,432,858	$465,367	$4,404,343
Goodwill acquired	1,286	—	—	—	1,286
Measurement period adjustments to acquired goodwill	(21,624)	3,147	—	40,565	22,088
Impairment	—	—	—	(490,565)	(490,565)
Divestiture	(2,358)	—	—	—	(2,358)
Foreign currency translation adjustments	(61,102)	(2,449)	(150,736)	(15,367)	(229,654)
Balance at September 30, 2022	$2,243,032	$179,986	$1,282,122	$—	$3,705,140
See Note 2, titled "Business Acquisitions," for additional information regarding our recent business acquisitions.
We evaluate the recoverability of recorded goodwill annually at the reporting unit level during the third fiscal quarter, or when indicators of potential impairment exist. The Company's reporting units are equivalent to the reportable operating segments.
As of the period ended September 30, 2023, there were no indicators that impairment of goodwill was more likely than not for any segment during the period.
In the prior year period, we recorded a goodwill impairment charge of $490,565 related to our Dental segment. For more information regarding the goodwill impairment loss, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of income (loss), comprehensive income (loss) and shareholders’ equity for the three- and six- month periods ended September 30, 2023 and 2022 and the consolidated statement of cash flows for the six month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 26, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 7, 2023

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the second quarter and first half of fiscal 2024 and fiscal 2023. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on May 26, 2023, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 10 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income (Loss). This information, discussion, and analysis may be important to you in making decisions about your investments in STERIS.
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
Revenues – Defined
As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income (Loss) for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:
•Revenues – Our revenues are presented net of sales returns and allowances.
•Product Revenues – We define product revenues as revenues generated from sales of consumable and capital equipment products.

•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprocessing services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies ("AST") segment.
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
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 9 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions. On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from BD (Becton, Dickinson and Company) (NYSE: BDX). The acquired assets from BD are being integrated into our Healthcare segment.
The purchase price of the acquisition was $539.8 million and remains subject to post-closing adjustments to inventory. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."
During the first six months of fiscal 2023, we completed a tuck-in acquisition, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $21.9 million, including contingent deferred consideration of $6.7 million.
Acquisition and integration expenses totaled $16.0 million and $18.7 million for the three and six months ended September 30, 2023, respectively. Acquisition and integration expenses totaled $3.8 million and $13.7 million for the three and six months ended September 30, 2022, respectively. The increase in acquisition and integration expenses for the three and six months ended September 30, 2023 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income (Loss).
During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490.6 million related to goodwill that arose with respect to our Dental segment acquired in the Cantel acquisition. For more information on the impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."

For more information regarding our recent acquisitions, see Note 2 to our consolidated financial statements titled, "Business Acquisitions."
Highlights. Revenues increased 11.8% to $1,342.4 million for the three months ended September 30, 2023, as compared to $1,200.5 million for the same period in the prior year. Revenues increased 11.5% to $2,626.9 million for the six months ended September 30, 2023, as compared to $2,357.0 million for the same period in the prior year. The increases reflect organic growth, primarily in the Healthcare segment, due to the benefits of higher volume and pricing and added volume from the acquisition of assets from BD.
Gross profit percentage for the second quarter of fiscal 2024 was 44.2% compared to the gross profit percentage for the second quarter of fiscal 2023 of 44.3%. Gross profit percentage for the first six months of fiscal 2024 was 44.4% compared to the gross profit percentage for the first six months of fiscal 2023 of 44.6%. The decrease in gross profit percentage for the three and six month periods reflect unfavorable impacts of productivity and inflationary cost increases for materials and labor which exceeded the benefits from pricing and mix.
Operating income for the second quarter of fiscal 2024 was $185.9 million, compared to an operating loss of $(306.4) million for the second quarter of fiscal 2023. Operating income for the first six months of fiscal 2024 was $374.7 million, compared to an operating loss of $(148.0) million for the first six months of fiscal 2023. The increase in operating income for the three and six month periods is primarily attributable to the benefit of higher volume and pricing during fiscal 2024 in addition to the exclusion of the one time goodwill impairment charge of $490.6 million recorded in the second quarter of fiscal 2023.
Cash flows from operations were $427.2 million and free cash flow was $284.7 million for the first six months of fiscal 2024 compared to cash flows from operations of $335.6 million and free cash flow of $138.2 million for the first six months of fiscal 2023 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in cash flows from operations and free cash flows was primarily due to a decline in cash used for compensation related payments offset by continued investment in inventory as we continue to focus on reducing lead times and meeting Customer demand, as well as a reduction in capital spending.
Our debt-to-total capital ratio was 35.7% at September 30, 2023 and 33.6% at March 31, 2023. During the first six months of fiscal 2024, we declared and paid cash dividends totaling $0.99 per ordinary share.
Additional information regarding our financial performance during the second quarter of fiscal 2024 is included in the subsection below titled “Results of Operations.”
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

The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$427,224	$335,570
Purchases of property, plant, equipment, and intangibles, net	(149,893)	(198,701)
Proceeds from the sale of property, plant, equipment, and intangibles	7,360	1,323
Free cash flow	$284,691	$138,192
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2024 compared to the same fiscal 2023 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2023 to the revenues for the three and six months ended September 30, 2022:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change	Percent Change

Total revenues	$1,342,360	$1,200,517	$141,843	11.8%

Revenues by type:
Service revenues	580,024	534,123	45,901	8.6%
Consumable revenues	470,239	413,411	56,828	13.7%
Capital equipment revenues	292,097	252,983	39,114	15.5%

Revenues by geography:
Ireland revenues	20,439	16,995	3,444	20.3%
United States revenues	992,878	871,981	120,897	13.9%
Other foreign revenues	329,043	311,541	17,502	5.6%
Revenues increased 11.8% to $1,342.4 million for the three months ended September 30, 2023, as compared to $1,200.5 million for the same period in the prior year. The increases reflect organic growth, primarily in the Healthcare segment, due to the benefits of higher volume and pricing and added volume from the acquisition of assets from BD.
Service revenues increased 8.6% for the three months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments. Consumable revenues increased by 13.7% for the three months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments which were partially offset by a decline in the Dental segment. Capital equipment revenues increased 15.5% for the three months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments.
Ireland revenues increased 20.3% to $20.4 million for the three months ended September 30, 2023, as compared to $17.0 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
United States revenues increased 13.9% to $992.9 million for the three months ended September 30, 2023, as compared to $872.0 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
Revenues from other foreign locations increased 5.6% to $329.0 million for the three months ended September 30, 2023, as compared to $311.5 million for the same period in the prior year, reflecting growth in the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American Regions, partially offset by a decline in the Canadian region.

	Six Months Ended September 30,
(dollars in thousands)	2023	2022	Change	Percent Change

Total revenues	$2,626,902	$2,357,008	$269,894	11.5%

Revenues by type:
Service revenues	1,150,708	1,053,538	97,170	9.2%
Consumable revenues	914,133	830,236	83,897	10.1%
Capital equipment revenues	562,061	473,234	88,827	18.8%

Revenues by geography:
Ireland revenues	40,524	35,171	5,353	15.2%
United States revenues	1,923,420	1,706,082	217,338	12.7%
Other foreign revenues	662,958	615,755	47,203	7.7%
Revenues increased 11.5% to $2,626.9 million for the six months ended September 30, 2023, as compared to $2,357.0 million for the same period in the prior year. The increases reflect organic growth, primarily in the Healthcare segment, due to the benefits of higher volume and pricing and added volume from the acquisition of assets from BD.
Service revenues increased 9.2% for the six months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare, AST, and Life Sciences segments. Consumable revenues increased by 10.1% for the six months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments, which were partially offset by a decline in the Dental segment. Capital equipment revenues increased 18.8% for the six months ended September 30, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare segment, which was partially offset by a decline in the Life Sciences segment.
Ireland revenues increased 15.2% to $40.5 million for the six months ended September 30, 2023, as compared to $35.2 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
United States revenues increased 12.7% to $1,923.4 million for the six months ended September 30, 2023, as compared to $1,706.1 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 7.7% to $663.0 million for the six months ended September 30, 2023, as compared to $615.8 million for the same period in the prior year. The increase reflects growth within the EMEA, Canada, Asia Pacific and Latin American regions.
Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and six months ended September 30, 2023 to the three and six months ended September 30, 2022:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$355,104	$315,315	$39,789	12.6%
Service	238,425	217,020	21,405	9.9%
Total gross profit	$593,529	$532,335	$61,194	11.5%
Gross profit percentage:
Product	46.6%	47.3%
Service	41.1%	40.6%
Total gross profit percentage	44.2%	44.3%
Gross profit percentage for the second quarter of fiscal 2024 was 44.2% compared to the gross profit percentage for the second quarter of fiscal 2023 of 44.3%. Gross profit decreased as favorable impacts from pricing (180 basis points) and mix and other adjustments (50 basis points) were more than offset by unfavorable impacts from productivity (120 basis points), material and labor inflation (90 basis points), and fluctuations in currency, adjustments, and other charges (30 basis points).

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$691,784	$619,536	$72,248	11.7%
Service	475,206	430,597	44,609	10.4%
Total gross profit	$1,166,990	$1,050,133	$116,857	11.1%
Gross profit percentage:
Product	46.9%	47.5%
Service	41.3%	40.9%
Total gross profit percentage	44.4%	44.6%
Gross profit percentage for the first half of fiscal 2024 was 44.4% compared to the gross profit percentage for the first half of fiscal 2023 of 44.6%. Gross profit percentage decreased as favorable impacts from pricing (160 basis points) and mix and other adjustments (90 basis points) were more than offset by unfavorable impacts from material and labor inflation (130 basis points), productivity (80 basis points), and fluctuations in currency, adjustments, and other charges (60 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2023 to the three and six months ended September 30, 2022:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$380,651	$323,195	$57,456	17.8%
Goodwill impairment loss	—	490,565	$(490,565)	NM
Research and development	27,044	24,928	2,116	8.5%
Restructuring (charges) expenses	(23)	62	(85)	(137.1)%
Total operating expenses	$407,672	$838,750	$(431,078)	(51.4)%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$739,709	$657,821	$81,888	12.4%
Goodwill impairment loss	—	490,565	(490,565)	NM
Research and development	52,546	49,679	2,867	5.8%
Restructuring (credits) expenses	(4)	88	(92)	(104.5)%
Total operating expenses	$792,251	$1,198,153	$(405,902)	(33.9)%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facilities costs, and other general and administrative expenses. SG&A increased 17.8% and 12.4% in the second quarter and first half of fiscal 2024, respectively, over the same prior year periods. The fiscal 2024 increase is primarily attributable to increased compensation, including incentive compensation and benefit costs, as well as increases in professional fees and bad debt expense.
Goodwill Impairment Loss. A Goodwill impairment loss of $490.6 million was recorded during the second quarter of fiscal 2023 as the result of an interim assessment of the fair value of the Dental segment. For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."
Research and Development. Research and development expenses increased 8.5% and 5.8% in the second quarter and first half of fiscal 2024, respectively, over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2024, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$36,940	$26,123	$10,817
Interest and miscellaneous (income) expense	(1,237)	524	(1,761)
Non-operating expenses, net	$35,703	$26,647	$9,056

	Six Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$69,301	$48,797	$20,504
Interest and miscellaneous (income) expense	(2,630)	1,294	(3,924)
Non-operating expenses, net	$66,671	$50,091	$16,580
Non-operating expenses, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income.
Interest expense increased $10.8 million and $20.5 million during the second quarter and first half of fiscal 2024, respectively, as compared to the prior year periods, primarily due to higher interest rates on floating rate debt as well as higher principal amount of floating rate debt outstanding. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."
The fluctuation in interest and miscellaneous (income) expense during the second quarter and first half of fiscal 2024, as compared to the same prior year period in fiscal 2023, is primarily attributable to the negative impact of losses on our equity investments recognized during fiscal 2023. For more information, refer to Note 15 to our consolidated financial statements titled, "Fair Value Measurements."
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and six months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense (benefit)	$33,808	$(17,831)	$51,639	(289.6)%
Effective income tax rate	22.5%	5.4%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense	$67,932	$6,365	$61,567	967.3%
Effective income tax rate	22.1%	(3.2)%
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
The effective income tax rates for the three month periods ended September 30, 2023 and 2022 were 22.5% and 5.4%, respectively. The effective income tax rates for the six month periods ended September 30, 2023 and 2022 were 22.1% and (3.2)%, respectively. The fiscal 2024 effective tax rates increased when compared to fiscal 2023, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.
Business Segment Results of Operations.
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.

Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our AST segment is a third-party service provider for contract sterilization, as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For the three and six months ended September 30, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for approximately 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 43.8% and 43.1% of our Dental segment revenues for the three and six months ended September 30, 2023, respectively. These three Customers collectively accounted for approximately 40.1% and 42.1% of our Dental segment revenues for the three and six months ended September 30, 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30, (unaudited)
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$870,056	$732,813	$28,948	$—	$6,154	18.7%	14.8%	13.9%
AST	235,053	232,358	—	—	4,996	1.2%	1.2%	(1.0)%
Life Sciences	133,095	125,768	—	—	1,517	5.8%	5.8%	4.6%
Dental	104,156	109,578	—	—	839	(4.9)%	(4.9)%	(5.7)%
Total	$1,342,360	$1,200,517	$28,948	$—	$13,506	11.8%	9.4%	8.3%

	Six Months Ended September 30, (unaudited)
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$1,688,930	$1,431,339	$28,948	$—	$4,580	18.0%	16.0%	15.7%
AST	468,152	453,269	—	—	5,825	3.3%	3.3%	2.0%
Life Sciences	264,508	257,975	—	—	1,540	2.5%	2.5%	1.9%
Dental	205,312	214,425	—	—	977	(4.2)%	(4.2)%	(4.7)%
Total	$2,626,902	$2,357,008	$28,948	$—	$12,922	11.5%	10.2%	9.7%

Healthcare revenues increased 18.7% to $870.1 million for the three months ended September 30, 2023, as compared to $732.8 million for the same prior year period. This increase reflects growth in consumable, capital equipment, and service revenues of 24.4%, 20.0%, and 12.7%, respectively. Healthcare revenues increased 18.0% to $1,688.9 million for the six months ended September 30, 2023, as compared to $1,431.3 million for the same prior year period. This increase reflects growth in capital equipment, consumable, and service revenues of 25.9%, 17.7%, and 12.6%, respectively. The increase in revenue for the three and six month periods ended September 30, 2023 is attributable to the benefits of higher volume and pricing and added volume from the acquisition of assets from BD.
The Healthcare segment's backlog at September 30, 2023 was $457.1 million. The Healthcare segment's backlog at September 30, 2022 was $533.1 million. The decrease is due to strong shipments in the first half of the year, which were due to shortened lead times and easing of supply chain constraints.
AST revenues increased 1.2% to $235.1 million for the three months ended September 30, 2023, as compared to $232.4 million for the same prior year period. AST revenues increased 3.3% to $468.2 million for the six months ended September 30, 2023, as compared to $453.3 million for the same prior year period. Revenue was impacted by Customer inventory management and the continued reduction in demand from bioprocessing Customers. Revenue was favorably impacted by pricing and fluctuation in currencies.
Life Sciences revenues increased 5.8% to $133.1 million for the three months ended September 30, 2023, as compared to $125.8 million for the same prior year period. This increase was primarily due to growth in capital equipment and consumable revenues of 18.1% and 3.5%, respectively. Life Sciences revenues increased 2.5% to $264.5 million for the six months ended September 30, 2023, as compared to $258.0 million for the same prior year period. This increase was primarily due to growth in service and consumable revenues of 9.2% and 3.5%, respectively, partially offset by a decline in capital equipment revenue of 5.8%. Revenue was favorably impacted by pricing and fluctuations in currency.
The Life Sciences backlog at September 30, 2023 was $91.1 million. The Life Sciences backlog at September 30, 2022 was $99.5 million. The decrease is primarily due to the timing of shipments.
Dental revenues decreased 4.9% to $104.2 million for the three months ended September 30, 2023, as compared to $109.6 million for the same prior year period. Dental revenues decreased 4.2% to $205.3 million for the six months ended September 30, 2023, as compared to $214.4 million for the same prior year period. The decline for the three and six month periods ended September 30, 2023 was a result of lower volume, primarily due to Customer inventory destocking, which exceeded the benefit of 2023 price increases.

The following table compares business segment and Corporate operating income for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Segment operating income (loss):
Healthcare	$204,054	$165,337	$402,236	$321,834
AST	110,783	110,384	220,373	219,699
Life Sciences	50,284	48,619	100,125	103,924
Dental	24,516	28,059	46,555	47,655
Corporate	(87,641)	(67,056)	(179,906)	(142,999)
Total segment operating income	$301,996	$285,343	$589,383	$550,113
Less: Adjustments
Amortization of acquired intangible assets (1)	$99,011	$93,859	$192,936	$187,786
Acquisition and integration related charges (2)	16,013	3,844	18,722	13,676
Tax restructuring costs (3)	—	77	9	251
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(3,100)
Net loss on divestiture of businesses (1)	—	899	—	4,777
Amortization of inventory and property "step up" to fair value (1)	1,138	2,452	2,981	4,089
Restructuring (credits) charges (4)	(23)	62	(4)	89
Goodwill impairment loss (5)	—	490,565	—	490,565
Total income (loss) from operations	$185,857	$(306,415)	$374,739	$(148,020)
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 2 titled, "Business Acquisitions and Divestitures" included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill."

The Healthcare segment’s operating income increased 23.4% to $204.1 million for the three months ended September 30, 2023, as compared to $165.3 million in the same prior year period. The segment's operating margins were 23.5% and 22.6% for the second quarter of fiscal 2024 and 2023, respectively. The Healthcare segment’s operating income increased 25.0% to $402.2 million for the six months ended September 30, 2023, as compared to $321.8 million in the same prior year period. The segment's operating margins were 23.8% and 22.5% for the first six months of fiscal 2024 and 2023, respectively. The increase in operating income and margin for the three and six month periods ended September 30, 2023 is primarily due to the benefits of higher volume and pricing and added volume from the acquisition of assets from BD, which exceeded increased costs caused by inflation.
The AST segment's operating income increased 0.4% to $110.8 million for the three months ended September 30, 2023, as compared to $110.4 million during the same prior year period. The AST segment's operating income increased 0.3% to $220.4 million for the six months ended September 30, 2023, as compared to $219.7 million during the same prior year period. The segment's operating margins were 47.1% and 47.5% for the second quarter of fiscal 2024 and 2023, respectively. The segment's operating margins were 47.1% and 48.5% for the first six months of fiscal 2024 and 2023, respectively. The most significant driver of the change in operating margin percentage is higher labor and energy costs, which exceeded the benefit of pricing.
The Life Sciences segment’s operating income increased 3.4% to $50.3 million for the three months ended September 30, 2023, as compared to $48.6 million for the same prior year period. The segment's operating margins were 37.8% and 38.7% for the second quarter of fiscal 2024 and 2023, respectively. The increase in operating income and decrease in operating margins is primarily due to favorable impacts from pricing, which were partially offset by increased material costs caused by inflation. The Life Sciences segment’s operating income decreased 3.7% to $100.1 million for the six months ended September 30, 2023, as compared to $103.9 million for the same prior year period. The segment's operating margins were 37.9% and 40.3% for the first six months of fiscal 2024 and 2023, respectively. The decreases in segment operating income and operating margin were primarily due to a reduction in volume and increased material costs due to inflation which exceeded the benefits of pricing.

The Dental segment's operating income decreased 12.6% to $24.5 million for the three months ended September 30, 2023, as compared to $28.1 million for the same prior year period. The segment's operating margins were 23.5% and 25.6% for the second quarter of fiscal 2024 and 2023, respectively. The decline in operating income and operating margin is primarily due to a reduction in volume and increased costs from inflation, which exceeded the benefits of higher pricing. The Dental segment's operating income decreased 2.3% to $46.6 million for the six months ended September 30, 2023, as compared to $47.7 million, for the same prior year period. The segment's operating margins were 22.7% and 22.2% for the first six months of fiscal 2024 and 2023, respectively. The decrease in operating income was primarily due to the reduction in volume and increased costs from inflation. The increase in operating margin was primarily due to the benefits of pricing and improved operating efficiencies.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$427,224	$335,570
Net cash used in investing activities	$(672,833)	$(207,342)
Net cash provided by (used in) financing activities	$256,577	$(186,362)
Debt-to-total capital ratio	35.7%	34.3%
Free cash flow	$284,691	$138,192
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $427.2 million for the first six months of fiscal 2024 and $335.6 million for the first six months of fiscal 2023. The fiscal 2024 increase was primarily due to a decline in cash used for compensation related payments offset by continued investment in inventory as we continue to focus on reducing lead times and meeting Customer demand.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $672.8 million for the first six months of fiscal 2024 and $207.3 million for the first six months of fiscal 2023. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2024 and fiscal 2023:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $149.9 million for the first six months of fiscal 2024 and $198.7 million during the same prior year period. The fiscal 2024 reduction is primarily due to the timing of capital spending in our AST segment compared to the first half of fiscal 2023.
•Proceeds from the sale of property, plant, and equipment - During the first six months of fiscal 2024 and 2023, we received proceeds from the sale of property, plant, and equipment totaling $7.4 million and $1.3 million, respectively. The fiscal 2024 increase was primarily due to the sale of a facility previously used by the AST segment.
•Proceeds from the sale of businesses – During the first six months of fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022. During the first six months of fiscal 2023, we sold the remaining component of the Animal Healthcare business for $5.2 million.
•Acquisition of businesses, net of cash acquired – During the first six months of fiscal 2024 and 2023, we used $539.8 million and $15.2 million to acquire businesses. For more information, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions," and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
Net Cash Provided By/Used In Financing Activities – The net cash provided by financing activities amounted to $256.6 million for the first six months of fiscal 2024 compared to net cash used in financing activities of $186.4 million for the first six months of fiscal 2023. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2024 and fiscal 2023:
•Payments on Term Loans – During the first six months of fiscal 2024 and 2023, we repaid $30.0 million and $126.9 million of our Term Loans. For more information on our Term Loans, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Proceeds under credit facilities, net – Net proceeds under credit facilities totaled $391.0 million and $99.1 million for the first six months of fiscal 2024 and 2023, respectively. The increase in fiscal 2024 is attributable to funding of the acquisition of assets from BD. For more information on our indebtedness, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Repurchases of ordinary shares – During the first six months of fiscal 2024 and 2023, we obtained 57,161 and 64,436, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $9.2 million and $11.8 million, respectively. During the first six months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. During the first six months of fiscal 2023, we purchased 283,987 of our shares in the aggregate amount of $58.2 million through our share repurchase program. For more information on our share repurchases, refer to Note 11 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2024, we paid total cash dividends of $97.8 million, or $0.99 per outstanding share. During the first six months of fiscal 2023, we paid total cash dividends of $90.0 million, or $0.90 per outstanding share.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2024 and fiscal 2023, we received cash proceeds totaling $2.7 million and $1.5 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $427.2 million for the first six months of fiscal 2024 and $335.6 million for the first six months of fiscal 2023. Free cash flow was $284.7 million in the first six months of fiscal 2024 compared to $138.2 million in the first six months of fiscal 2023 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in free cash flow was primarily due to a decline in cash used for compensation related payments partially offset by continued investment in inventory as we continue to focus on reducing lead times and meeting Customer demand, as well as a reduction in capital spending.
Our debt-to-total capital ratio was 35.7% at September 30, 2023 and 34.3% at September 30, 2022.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our commercial commitments were approximately $110.4 million at September 30, 2023, reflecting a net increase of $2.1 million in surety bonds and other commercial commitments from March 31, 2023. Outstanding borrowings under our Credit Agreement as of September 30, 2023 were $692.0 million. We had $11.6 million of letters of credit outstanding under the Credit Agreement at September 30, 2023.
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

The following tables present summarized results of operations for the six months ended September 30, 2023 and summarized balance sheet information at September 30, 2023 and March 31, 2023 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Six Months Ended
September 30,
2023

Revenues	$1,341,510
Gross profit	760,631
Operating costs arising from transactions with non-issuers and non-guarantors, net	338,745
Income from operations	384,569
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	197,967
Net income	$154,926

Summarized Balance Sheet Information
( in thousands)
	September 30,	March 31,
	2023	2023
Receivables due from non-issuers and non-guarantor subsidiaries	$18,521,304	$17,797,185
Other current assets	694,042	614,233
Total current assets	$19,215,346	$18,411,418

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,858,449	$1,827,125
Goodwill	299,291	96,892
Other non-current assets	628,546	303,223
Total non-current assets	$2,786,286	$2,227,240

Payables due to non-issuers and non-guarantor subsidiaries	$20,458,854	$19,347,473
Other current liabilities	233,683	255,746
Total current liabilities	$20,692,537	$19,603,219

Non-current payables due to non-issuers and non-guarantor subsidiaries	$722,680	$684,985
Other non-current liabilities	3,493,477	3,128,853
Total non-current liabilities	$4,216,157	$3,813,838
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2023.
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
Refer to Note 7 of our consolidated financial statements titled, "Income Taxes" for more information.
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine and Israel-Hamas military conflicts, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical and the acquisition of certain BD assets, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (v) STERIS's ability to complete any announced transactions, including the fulfillment of related closing conditions.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our exposures to market risks have not changed materially since March 31, 2023.
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2024, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2024. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income (Loss).
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At September 30, 2023, we held net foreign currency forward contracts to buy 38.5 million British pounds sterling and 80.3 million Mexican pesos; and to sell 17.0 million Australian dollars, 11.0 million Canadian dollars, and 31.1 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At September 30, 2023, we held commodity swap contracts to buy 376.5 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500 million (net of taxes, fees and commissions). As of September 30, 2023, we have not made any repurchases under this share repurchase program. This share repurchase program has no specified expiration date.
Under the May 3, 2023 authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2024, we had no share repurchase activity pursuant to the previous share repurchase program or the May 3, 2023 authorization. This does not include 8 shares purchased during the quarter at an average price of $220.67 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During the first six months of fiscal 2024, we obtained 57,161 of our ordinary shares in the aggregate amount of $9.2 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2024 under our ordinary share repurchase program:

(dollars in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	—	$—	—	$500,000
August 1-31	—	—	—	500,000
September 1-30	—	—	—	500,000
Total	—	$—	—	$500,000
ITEM 5.    OTHER INFORMATION
During the six months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

2.1
Amended and Restated Asset Purchase Agreement by and between STERIS Corporation; Becton, Dickinson and Company; and STERIS plc, solely for the purposes set forth in Section 12.21, dated as of August 2, 2023 (filed as Exhibit 2.1 to STERIS plc Form 10-Q for the quarter ended June 30, 2023 (Commission File No.. 001-38848), and incorporated herein by reference).

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.1	Description of STERIS plc Non-Employee Director Compensation Program.*

15.1	Letter Re: Unaudited Interim Financial Information.

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
November 7, 2023