Form 10-Q
period 2023-12-31
STERIS plc
filed 2024-02-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 5, 2024: 98,814,035

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,585	$208,357
Accounts receivable (net of allowances of $27,951 and $23,427, respectively)	964,022	928,315
Inventories, net	855,617	695,493
Prepaid expenses and other current assets	203,729	179,277
Total current assets	2,218,953	2,011,442
Property, plant, and equipment, net	1,844,484	1,705,512
Lease right-of-use assets, net	195,413	191,741
Goodwill	4,111,683	3,879,219
Intangibles, net	2,987,287	2,955,780
Other assets	77,335	78,145
Total assets	$11,435,155	$10,821,839
Liabilities and equity
Current liabilities:
Accounts payable	$276,730	$279,620
Accrued income taxes	24,880	43,804
Accrued payroll and other related liabilities	178,838	125,642
Short-term lease obligations	36,711	34,961
Short-term indebtedness	78,438	60,000
Accrued expenses and other	318,097	317,817
Total current liabilities	913,694	861,844
Long-term indebtedness	3,231,075	3,018,655
Deferred income taxes, net	621,071	617,538
Long-term lease obligations	162,827	160,493
Other liabilities	78,389	76,137
Total liabilities	$5,007,056	$4,734,667
Commitments and contingencies (see Note 8)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,808 and 98,629 ordinary shares issued and outstanding, respectively	4,534,259	4,486,375
Retained earnings	2,133,766	1,911,533
Accumulated other comprehensive loss	(252,629)	(320,710)
Total shareholders’ equity	6,415,396	6,077,198
Noncontrolling interests	12,703	9,974
Total equity	6,428,099	6,087,172
Total liabilities and equity	$11,435,155	$10,821,839

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Product	$804,756	$679,042	$2,280,950	$1,982,512
Service	590,889	536,952	1,741,597	1,590,490
Total revenues	1,395,645	1,215,994	4,022,547	3,573,002
Cost of revenues:
Product	439,005	374,729	1,223,415	1,058,663
Service	354,047	319,768	1,029,549	942,709
Total cost of revenues	793,052	694,497	2,252,964	2,001,372
Gross profit	602,593	521,497	1,769,583	1,571,630
Operating expenses:
Selling, general, and administrative	360,518	305,141	1,100,227	962,962
Goodwill impairment loss	—	—	—	490,565
Research and development	25,913	25,514	78,459	75,193
Restructuring expenses	6	39	2	127
Total operating expenses	386,437	330,694	1,178,688	1,528,847
Income from operations	216,156	190,803	590,895	42,783
Non-operating expenses, net:
Interest expense	38,947	28,559	108,248	77,356
Interest and miscellaneous (income) expense	(2,080)	1,906	(4,710)	3,200
Total non-operating expenses, net	36,867	30,465	103,538	80,556
Income (loss) before income tax expense	179,289	160,338	487,357	(37,773)
Income tax expense	38,344	37,013	106,276	43,378
Net income (loss)	140,945	123,325	381,081	(81,151)
Less: Net income (loss) attributable to noncontrolling interests	202	(503)	1,465	(956)
Net income (loss) attributable to shareholders	$140,743	$123,828	$379,616	$(80,195)

Net income (loss) per share attributed to shareholders
Basic	$1.42	$1.24	$3.84	$(0.80)
Diluted	$1.42	$1.24	$3.82	$(0.80)
Cash dividends declared per share ordinary outstanding	$0.52	$0.47	$1.51	$1.37

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Net income (loss)	$140,945	$123,325	$381,081	$(81,151)
Less: Net income (loss) attributable to noncontrolling interests	202	(503)	1,465	(956)
Net income (loss) attributable to shareholders	140,743	123,828	379,616	(80,195)

Other comprehensive income (loss)
Defined benefit plan changes (net of taxes of $17, $8, $52 and $24, respectively)	58	27	175	83
Change in cumulative currency translation adjustment	134,048	233,958	67,906	(154,438)
Total other comprehensive income (loss)	134,106	233,985	68,081	(154,355)
Comprehensive income (loss)	$274,849	$357,813	$447,697	$(234,550)

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Operating activities:
Net income (loss)	$381,081	$(81,151)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	430,806	410,693
Deferred income taxes	(506)	(62,797)
Share-based compensation expense	47,588	29,857
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(971)	653
Loss on sale of businesses, net	—	3,939
Amortization of inventory fair value adjustments	4,722	2,477
Goodwill impairment loss	—	490,565
Other items	4,536	4,433
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(18,252)	(32,878)
Inventories, net	(123,349)	(130,434)
Other current assets	(22,841)	(46,116)
Accounts payable	(6,097)	18,819
Accruals and other, net	21,750	(66,912)
Net cash provided by operating activities	718,467	541,148
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(268,829)	(290,520)
Proceeds from the sale of property, plant, and equipment	7,375	12,164
Proceeds from the sale of businesses	9,458	6,624
Acquisition of businesses, net of cash acquired	(539,758)	(34,020)
Net cash used in investing activities	(791,754)	(305,752)
Financing activities:
Payments on Private Placement Senior Notes	—	(91,000)
Payments on term loans	(45,000)	(141,875)
Proceeds under credit facilities, net	265,501	216,561
Payments on acquisition related deferred or contingent consideration	(6,153)	(310)
Repurchases of ordinary shares	(11,440)	(153,952)
Cash dividends paid to ordinary shareholders	(149,173)	(136,898)
Distributions to noncontrolling interest	(1,561)	(794)
Contributions from noncontrolling interest	2,883	—
Stock option and other equity transactions, net	3,526	1,497
Net cash provided by (used in) financing activities	58,583	(306,771)
Effect of exchange rate changes on cash and cash equivalents	1,932	(17,574)
Decrease in cash and cash equivalents	(12,772)	(88,949)
Cash and cash equivalents at beginning of period	208,357	348,320
Cash and cash equivalents at end of period	$195,585	$259,371
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Number	Amount
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168
Comprehensive income:
Net income	—	—	140,743	—	202	140,945
Other comprehensive income	—	—	—	134,106	—	134,106
Repurchases of ordinary shares	(12)	(731)	(1,497)	—	—	(2,228)
Equity compensation programs and other	31	16,079	—	—	—	16,079
Cash dividends - $0.52 per ordinary share	—	—	(51,377)	—	—	(51,377)
Contributions from noncontrolling interest	—	—	—	—	2,883	2,883
Distributions to noncontrolling interest	—	—	—	—	(1,561)	(1,561)
Other changes in noncontrolling interest	—	—	—	—	84	84
Balance at December 31, 2023	98,808	$4,534,259	$2,133,766	$(252,629)	$12,703	$6,428,099

	Nine Months Ended December 31, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	379,616	—	1,465	381,081
Other comprehensive income	—	—	—	68,081	—	68,081
Repurchases of ordinary shares	(69)	(3,230)	(8,210)	—	—	(11,440)
Equity compensation programs and other	248	51,114	—	—	—	51,114
Cash dividends – $1.51 per ordinary share	—	—	(149,173)	—	—	(149,173)
Contributions from noncontrolling interest	—	—	—	—	2,883	2,883
Distributions to noncontrolling interest	—	—	—	—	(1,561)	(1,561)
Other changes in noncontrolling interest	—	—	—	—	(58)	(58)
Balance at December 31, 2023	98,808	$4,534,259	$2,133,766	$(252,629)	$12,703	$6,428,099

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Number	Amount
Balance at September 30, 2022	99,868	$4,705,118	$1,695,087	$(598,148)	$11,390	$5,813,447
Comprehensive income:
Net income (loss)	—	—	123,828	—	(503)	123,325
Other comprehensive income	—	—	—	233,985	—	233,985
Repurchases of ordinary shares	(493)	(82,804)	(1,226)	—	—	(84,030)
Equity compensation programs and other	25	9,389	—	—	—	9,389
Cash dividends – $0.47 per ordinary share	—	—	(46,917)	—	—	(46,917)
Distributions to noncontrolling interest	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	115	115
Balance at December 31, 2022	99,400	$4,631,703	$1,770,772	$(364,163)	$10,208	$6,048,520

	Nine Months Ended December 31, 2022
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net loss	—	—	(80,195)	—	(956)	(81,151)
Other comprehensive loss	—	—	—	(154,355)	—	(154,355)
Repurchases of ordinary shares	(850)	(142,573)	(11,379)	—	—	(153,952)
Equity compensation programs and other	183	31,356	—	—	—	31,356
Cash dividends – $1.37 per ordinary share	—	—	(136,898)	—	—	(136,898)
Distributions to noncontrolling interest	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	(323)	(323)
Balance at December 31, 2022	99,400	$4,631,703	$1,770,772	$(364,163)	$10,208	$6,048,520

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)
1. Nature of Operations and Summary of Significant Accounting Policies
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare, life sciences and dental products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, endoscopy accessories, barrier products, and other products and services, including equipment installation and maintenance, microbial reduction of medical devices, dental instruments and tools, instrument and scope repair, laboratory testing services, outsourced reprocessing, and capital equipment products, such as sterilizers and surgical tables, automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2023 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2024.
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
For the Three and Nine Months Ended December 31, 2023 and 2022
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2023, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Within our AST segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement, and revenues are generally recognized upon completion of the service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2024, $70,181 of the March 31, 2023 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2023, $76,861 of the March 31, 2022 deferred revenue balance was recorded as revenue.
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
Refer to Note 6 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the product has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2023, the transaction price allocated to remaining performance obligations was approximately $1,555,119. We expect to recognize approximately 56% of the transaction price within one year and approximately 32% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2024

ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations."	September 2022	The standard provides guidance to enhance the transparency of disclosures for entities that utilize supplier finance programs to include information about the key terms of the programs and present a rollforward of any obligations under the program where those obligations are presented in the balance sheet.	Fiscal 2024	We adopted this standard in fiscal 2024 with no material impact to our consolidated financial statements.
Standards that have not yet been adopted

ASU 2023-07 "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures."	November 2023
The standard provides guidance to enhance disclosures related to reportable segment expenses, including requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), the title and position of the CODM and a description of how the CODM uses the information to make decisions regarding the allocation of resources. The standard also requires disclosure of certain segment information currently required annually to be reported on an interim basis. The amendments in this standard are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.
			NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023
The standard provides guidance to enhance disclosures related to income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of income taxes paid (net of refunds received) by individual jurisdictions that represent greater than 5 percent of the total. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.
			NA	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

2. Business Acquisitions
On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from BD (Becton, Dickinson and Company) (NYSE: BDX). The acquired assets from BD are being integrated into our Healthcare segment.
The purchase price of the acquisition was $539,758. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 5 titled, "Debt."
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired from BD based on fair values at the acquisition date.

	September 30, 2023 (As Previously Reported)	Adjustments	December 31, 2023(1)
Inventory	27,006	4,721	31,727
Property, plant, and equipment	6,755	1,109	7,864
Intangible assets	303,598	(598)	303,000
Goodwill	202,399	(5,232)	197,167
Total assets acquired	539,758	—	539,758
Net assets acquired	$539,758	$—	$539,758
(1) Purchase price allocation is preliminary as of December 31, 2023, as valuations have not been finalized.
During the first nine months of fiscal 2023, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $40,720, including contingent deferred consideration of $6,700.
Acquisition and integration expenses totaled $5,722 and $24,444 for the three and nine months ended December 31, 2023, respectively. Acquisition and integration expenses totaled $4,817 and $18,493 for the three and nine months ended December 31, 2022, respectively. The increase in acquisition and integration expenses for the three and nine months ended December 31, 2023 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment in the second quarter of fiscal 2024 related to a building held for sale from a previous acquisition. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income (Loss) and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

3. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2023	March 31, 2023

Raw materials	$303,691	$239,081
Work in process	117,882	97,756
Finished goods	492,005	404,238
Reserve for excess and obsolete inventory	(57,961)	(45,582)
Inventories, net	$855,617	$695,493

4. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2023	March 31, 2023
Land and land improvements (1)	$97,381	$84,313
Buildings and leasehold improvements	756,059	691,933
Machinery and equipment	1,100,273	994,188
Information systems	260,639	247,873
Radioisotope	679,436	637,920
Construction in progress (1)	512,370	478,316
Total property, plant, and equipment	3,406,158	3,134,543
Less: accumulated depreciation and depletion	(1,561,674)	(1,429,031)
Property, plant, and equipment, net	$1,844,484	$1,705,512
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	December 31, 2023	March 31, 2023

Short-term debt
Term Loan, current portion	$37,813	$27,500
Delayed Draw Term Loan, current portion	40,625	32,500
Total short-term debt	$78,438	$60,000

Long-term debt
Private Placement Senior Notes	$755,020	$750,302
Revolving Credit Facility	569,974	301,672
Deferred financing costs	(18,607)	(21,444)
Term Loan	14,063	45,000
Delayed Draw Term Loan	560,625	593,125
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$3,231,075	$3,018,655
Total debt	$3,309,513	$3,078,655
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2023	March 31, 2023
Accrued payroll and other related liabilities:
Compensation and related items	$68,083	$48,565
Accrued vacation/paid time off	16,798	11,080
Accrued bonuses	59,161	33,605
Accrued employee commissions	31,569	29,257
Other postretirement benefit obligations-current portion	1,121	1,121
Other employee benefit plans obligations-current portion	2,106	2,014
Total accrued payroll and other related liabilities	$178,838	$125,642
Accrued expenses and other:
Deferred revenues	$90,373	$92,283
Service liabilities	80,620	72,033
Self-insured risk reserves-current portion	12,549	11,325
Accrued dealer commissions	36,386	31,096
Accrued warranty	14,951	13,683
Asset retirement obligation-current portion	535	543
Accrued interest	20,464	9,243
Other	62,219	87,611
Total accrued expenses and other	$318,097	$317,817
Other liabilities:
Self-insured risk reserves-long-term portion	$22,171	$22,171
Other postretirement benefit obligations-long-term portion	5,778	6,070
Defined benefit pension plans obligations-long-term portion	3,214	2,876
Other employee benefit plans obligations-long-term portion	1,206	1,153
Accrued long-term income taxes	10,129	10,082
Asset retirement obligation-long-term portion	13,182	12,588
Other	22,709	21,197
Total other liabilities	$78,389	$76,137
7. Income Taxes
The effective income tax rates for the three month periods ended December 31, 2023 and 2022 were 21.4% and 23.1%, respectively. The fiscal 2024 effective tax rate for the three months ended December 31, 2023 decreased when compared to the prior year period, primarily due to favorable discrete items recognized during fiscal 2024. The effective income tax rates for the nine month periods ended December 31, 2023 and 2022 were 21.8% and (114.8)%, respectively. The fiscal 2024 effective tax rate for the nine months ended December 31, 2023 increased when compared to the prior year period, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during fiscal 2023.
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
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2017. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacts subsequent years through 2020. We estimate the total federal, state, and local tax impact of the settlement to be approximately $12,000, for the fiscal years 2016 through 2020, of which approximately $11,600 has been paid through December 31, 2023.
In November 2023, we received two Notices of Deficiency from the IRS regarding the previously disclosed deemed dividend inclusions and associated withholding tax matter. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50,000. We are contesting the IRS’s assertions and have filed petitions with the U.S. Tax Court. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
8. Commitments and Contingencies
We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, gases, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
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
Civil, criminal, regulatory or other proceedings involving our products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or affect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
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
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our AST segment is a third-party service provider for contract sterilization as well as testing services needed to validate sterility services for medical device and pharmaceutical manufacturers. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
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
For the three and nine months ended December 31, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.5% and 44.5% of our Dental segment revenues for the three and nine months ended December 31, 2023, respectively. These three Customers collectively accounted for approximately 47.2% and 43.8% of our Dental segment revenues for the three and nine months ended December 31, 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Healthcare	$916,227	$769,144	$2,605,157	$2,200,483
AST	234,931	222,014	703,083	675,283
Life Sciences	146,566	121,273	411,074	379,248
Dental	97,921	103,563	303,233	317,988
Total revenues	$1,395,645	$1,215,994	$4,022,547	$3,573,002
Operating income (loss):
Healthcare	$223,898	$175,399	$626,134	$497,233
AST	105,156	103,539	325,529	323,238
Life Sciences	56,738	45,249	156,863	149,173
Dental	18,292	20,337	64,847	67,992
Corporate	(81,359)	(53,873)	(261,265)	(196,872)
Total operating income	$322,725	$290,651	$912,108	$840,764
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,850	$93,941	$286,786	$281,727
Acquisition and integration related charges (2)	5,722	4,817	24,444	18,493
Tax restructuring costs (3)	643	282	652	533
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(3,100)
Net (gain) loss on divestiture of businesses (1)	—	(838)	—	3,939
Amortization of inventory and property "step up" to fair value (1)	6,348	1,608	9,329	5,697
Restructuring charges (4)	6	38	2	127
Goodwill impairment loss (5)	—	—	—	490,565
Total income from operations	$216,156	$190,803	$590,895	$42,783
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
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill and Intangible Assets."

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2024 and fiscal 2023 revenue is disclosed in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Healthcare:
Capital equipment	$266,838	$227,226	$759,842	$618,844
Consumables	329,435	259,810	915,741	757,892
Service	319,954	282,108	929,574	823,747
Total Healthcare Revenues	$916,227	$769,144	$2,605,157	$2,200,483
AST:
Capital equipment	$5,241	$3,679	$7,869	$14,783
Service	229,690	218,335	695,214	660,500
Total AST Revenues	$234,931	$222,014	$703,083	$675,283
Life Sciences:
Capital equipment	$44,836	$28,581	$111,265	$99,095
Consumables	60,072	55,610	181,179	172,587
Service	41,658	37,082	118,630	107,566
Total Life Sciences Revenues	$146,566	$121,273	$411,074	$379,248
Dental Revenues	$97,921	$103,563	$303,233	$317,988
Total Revenues	$1,395,645	$1,215,994	$4,022,547	$3,573,002

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Ireland	$19,651	$17,959	$60,175	$53,130
United States	1,025,458	883,390	2,948,878	2,589,472
Other locations	350,536	314,645	1,013,494	930,400
Total Revenues	$1,395,645	$1,215,994	$4,022,547	$3,573,002

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2023	2022	2023	2022
Weighted average shares outstanding—basic	98,802	99,716	98,765	99,922
Dilutive effect of share equivalents(1)	552	450	568	—
Weighted average shares outstanding and share equivalents—diluted	99,354	100,166	99,333	99,922
(1) The dilutive effect of share equivalents is excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2022 due to our net loss for that period.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2023	2022	2023	2022
Number of share options	654	797	649	577
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
During the first nine months of fiscal 2024, we had no share repurchase activity pursuant to authorizations under the share repurchase program. During the first nine months of fiscal 2023, we repurchased 775,320 of our ordinary shares for the aggregate amount of $148,306 (net of fees and commissions) pursuant to the authorizations under the share repurchase program.
During the first nine months of fiscal 2024, we obtained 69,276 of our ordinary shares in the aggregate amount of $11,440 in connection with share-based compensation award programs. During the first nine months of fiscal 2023, we obtained 74,897 of our ordinary shares in the aggregate amount of $13,060 in connection with share-based compensation award programs.
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted to employees in fiscal 2019 and thereafter, 110% of the market price on the date of grant, subject to the terms of the plan and agreements. Generally, one-fourth of the stock options granted to employees become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a three or four year period or vest in equal tranches for each year of employment after the grant date. As of December 31, 2023, 2,368,027 ordinary shares remained available for grant under the long-term incentive plan.
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
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first nine months of fiscal 2024 and 2023:

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,749,729	$154.60
Granted	253,946	220.24
Exercised	(53,881)	60.54
Forfeited	(3,415)	199.26
Outstanding at December 31, 2023	1,946,379	$165.69	6.1 years	$112,785
Exercisable at December 31, 2023	1,343,419	$139.95	5.1 years	$109,367
We estimate that 591,310 of the non-vested stock options outstanding at December 31, 2023 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $219.85 closing price of our ordinary shares on December 31, 2023 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes, and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2024 and fiscal 2023 was $8,350 and $4,638, respectively. Net cash proceeds from the exercise of stock options were $3,526 and $1,497 for the first nine months of fiscal 2024 and fiscal 2023, respectively.
The weighted average grant date fair value of stock option grants was $54.60 and $50.72 for the first nine months of fiscal 2024 and fiscal 2023, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	450,793	28,542	$186.60
Granted	173,074	18,344	201.48
Vested	(146,912)	(15,408)	163.81
Forfeited	(13,714)	(1,419)	194.71
Non-vested at December 31, 2023	463,241	30,059	$199.57
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units at the time of grant that vested during the first nine months of fiscal 2024 was $26,487.
As of December 31, 2023, there was a total of $68,670 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.8 years.
Cantel Share Based Compensation Plan
In connection with the acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
As of December 31, 2023, there was a total of $16 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the remaining cost by the fourth quarter of fiscal 2024.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2023	15,670	$191.18
Vested	(14,358)	191.18
Forfeited	(762)	191.18
Non-vested at December 31, 2023	550	$191.18
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
Changes in our warranty liability during the first nine months of fiscal 2024 were as follows:

Warranties
Balance at March 31, 2023	$13,683
Warranties issued during the period	12,519
Settlements made during the period	(11,251)
Balance at December 31, 2023	$14,951

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the third quarter of fiscal 2024, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2024. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income (Loss). At December 31, 2023, we held net foreign currency forward contracts to buy 42.0 million British pounds sterling; and to sell 49.9 million Mexican pesos, 24.0 million Australian dollars, and 18.1 million euros. At December 31, 2023, we held commodity swap contracts to buy 188.3 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Prepaid & other	$742	$378	$—	$—
Accrued expenses and other	$—	$—	$1,701	$2,054
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income (Loss):

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2023	2022	2023	2022
Foreign currency forward contracts	Selling, general and administrative	$(292)	$952	$1,226	$5,581
Commodity swap contracts	Cost of revenues	$(316)	$1,189	$(1,708)	$(1,994)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2023 and March 31, 2023:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$195,585	$208,357	$195,585	$208,357	$—	$—	$—	$—
Forward and swap contracts (1)	742	378	—	—	742	378	—	—
Equity investments(2)	8,099	7,069	8,099	7,069	—	—	—	—
Other investments	2,919	2,066	2,919	2,066	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$1,701	$2,054	$—	$—	$1,701	$2,054	$—	$—
Deferred compensation plans (2)	1,082	1,022	1,082	1,022	—	—	—	—
Debt (3)	3,309,513	3,078,655	—	—	3,039,581	2,754,218	—	—
Contingent consideration obligations (4)	10,801	15,678	—	—	—	—	10,801	15,678
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the fair value of these investments are recorded in the "Interest and miscellaneous (income) expense" line of the Consolidated Statements of Income (Loss). During the third quarter and first nine months of fiscal 2024, we recorded gains of $881 and $1,019, respectively, related to these investments. During the third quarter and first nine months of fiscal 2023, we recorded (losses) gains of $(342) and $1,385,respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2023 are summarized as follows:

Contingent Consideration
Balance at March 31, 2023	$15,678
Additions	1,087
Payments	(5,947)
Currency translation adjustments	(17)
Balance at December 31, 2023	$10,801

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2023 and 2022 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$129	$12	$(386,864)	$(320,722)	$(386,735)	$(320,710)
Other Comprehensive Income (Loss) before reclassifications	408	1,160	134,048	67,906	134,456	69,066
Amounts reclassified from Accumulated Other Comprehensive Loss	(350)	(985)	—	—	(350)	(985)
Net current-period Other Comprehensive Income (Loss)	58	175	134,048	67,906	134,106	68,081
Balance at December 31, 2023	$187	$187	$(252,816)	$(252,816)	$(252,629)	$(252,629)
(1) The amortization (gain) of defined benefit plan costs is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income (Loss).
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$1,332	$1,276	$(599,480)	$(211,084)	$(598,148)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	138	431	233,958	(154,438)	234,096	(154,007)
Amounts reclassified from Accumulated Other Comprehensive Loss	(111)	(348)	—	—	(111)	(348)
Net current-period Other Comprehensive Income (Loss)	27	83	233,958	(154,438)	233,985	(154,355)
Balance at December 31, 2022	$1,359	$1,359	$(365,522)	$(365,522)	$(364,163)	$(364,163)
1) The amortization (gain) of defined benefit plan costs is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income (Loss).
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2023 and 2022
(dollars in thousands, except as noted)

17. Goodwill and Intangible Assets
Changes to the carrying amount of goodwill for the nine months ended December 31, 2023 and 2022 are as follows:

	Healthcare Segment	Life Sciences Segment	AST Segment	Dental Segment	Total
Balance at March 31, 2023	$2,301,273	$181,812	$1,396,134	$—	$3,879,219
Goodwill acquired	202,399	—	—	—	202,399
Measurement period adjustments to acquired goodwill (1)	(7,805)	—	—	—	(7,805)
Foreign currency translation adjustments	12,244	2,135	23,491	—	37,870
Balance at December 31, 2023	$2,508,111	$183,947	$1,419,625	$—	$4,111,683

	Healthcare Segment	Life Sciences Segment	AST Segment	Dental Segment	Total
Balance at March 31, 2022	$2,326,830	$179,288	$1,432,858	$465,367	$4,404,343
Goodwill acquired	10,753	—	—	—	10,753
Measurement period adjustments to acquired goodwill (1)	(21,624)	3,147	—	40,565	22,088
Impairment	—	—	—	(490,565)	(490,565)
Divestiture	(2,358)	—	—	—	(2,358)
Foreign currency translation adjustments	(18,157)	(1,073)	(56,655)	(15,367)	(91,252)
Balance at December 31, 2022	$2,295,444	$181,362	$1,376,203	$—	$3,853,009
1) Measurement period adjustments represent adjustments to the purchase price allocations for recent acquisitions whose allocations had been considered preliminary.
See Note 2, titled "Business Acquisitions," for additional information regarding our recent business acquisitions.
We evaluate the recoverability of recorded goodwill and indefinite-lived intangible assets annually during the third fiscal quarter, or when indicators of potential impairment exist. Our goodwill is assessed at the reporting unit level which is equivalent to the Company's reportable operating segments.
As of the period ended December 31, 2023, there were no indicators that impairment of goodwill or indefinite-lived intangible assets was more likely than not. In the prior year period, we recorded a goodwill impairment charge of $490,565 related to our Dental segment. For more information regarding the goodwill impairment loss, refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
Identifiable intangible assets are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis, and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.
When we evaluate these assets for impairment, we make certain judgments and estimates, including interpreting current economic indicators and market valuations, evaluating our strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. It is possible that unfavorable developments related to these factors in the near term could result in an impairment loss relative to intangible assets. Such an impairment loss may be material to our results of operations in the period recorded.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss) and shareholders’ equity for the three- and nine- month periods ended December 31, 2023 and 2022 and the consolidated statement of cash flows for the nine- month periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 8, 2024

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the third quarter and first nine months of fiscal 2024 and fiscal 2023. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on May 26, 2023, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 10 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income (Loss). This information, discussion, and analysis may be important to you in making decisions about your investments in STERIS.
Financial Measures
In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States ("U.S. GAAP"). We sometimes use the following financial measures in the context of this report: backlog; debt-to-total capital; and days sales outstanding. We define these financial measures as follows:
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
We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies, and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non-GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."
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
•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, pure steam/water systems, surgical lights and tables, and integrated operating rooms ("OR").
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
The purchase price of the acquisition was $539.8 million. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."
During the first nine months of fiscal 2023, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the AST and Healthcare segment. Total aggregate consideration was approximately $40.7 million, including contingent deferred consideration of $6.7 million.
Acquisition and integration expenses totaled $5.7 million and $24.4 million for the three and nine months ended December 31, 2023, respectively. Acquisition and integration expenses totaled $4.8 million and $18.5 million for the three and nine months ended December 31, 2022, respectively. The increase in acquisition and integration expenses for the three and nine months ended December 31, 2023 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment in the second quarter of fiscal 2024 related to a building held for sale from a previous acquisition. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income (Loss).

During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490.6 million related to goodwill that arose with respect to our Dental segment acquired in the Cantel acquisition. For more information on the impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill and Intangible Assets."
For more information regarding our recent acquisitions, see Note 2 to our consolidated financial statements titled, "Business Acquisitions."
Highlights. Revenues increased 14.8% to $1,395.6 million for the three months ended December 31, 2023, as compared to $1,216.0 million for the same period in the prior year. Revenues increased 12.6% to $4,022.5 million for the nine months ended December 31, 2023, as compared to $3,573.0 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Gross profit percentage for the third quarter of fiscal 2024 was 43.2% compared to the gross profit percentage for the third quarter of fiscal 2023 of 42.9%. The increase in gross profit percentage for the third quarter of fiscal 2024 is primarily due to the benefits of pricing, which was partially offset by unfavorable impacts from inflationary cost increases for materials and labor. Gross profit percentage was 44.0% for both the first nine months of fiscal 2024 and fiscal 2023. Favorable impacts from pricing and mix were offset by unfavorable impacts from productivity and inflationary cost increases for materials and labor.
Operating income for the third quarter of fiscal 2024 was $216.2 million, compared to operating income of $190.8 million for the third quarter of fiscal 2023. Operating income for the first nine months of fiscal 2024 was $590.9 million, compared to operating income of $42.8 million for the first nine months of fiscal 2023. The increase in operating income for the three month period is primarily attributable to the benefit of higher volume and pricing during fiscal 2024. The increase in operating income for the nine month period is primarily due to the absence of the one time goodwill impairment charge of $490.6 million recorded in the second quarter of fiscal 2023, as well as the benefit of higher volume and pricing.
Cash flows from operations were $718.5 million and free cash flow was $457.0 million for the first nine months of fiscal 2024 compared to cash flows from operations of $541.1 million and free cash flow of $262.8 million for the first nine months of fiscal 2023 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in cash flows from operations and free cash flows was driven by the increase in earnings and declines in cash used for tax and compensation related payments as well as a reduction in capital spending that was primarily due to timing.
Our debt-to-total capital ratio was 34.0% at December 31, 2023 and 33.6% at March 31, 2023. During the first nine months of fiscal 2024, we declared and paid cash dividends totaling $1.51 per ordinary share.
Additional information regarding our financial performance during the third quarter of fiscal 2024 is included in the subsection below titled “Results of Operations.”
NON-GAAP FINANCIAL MEASURES
We, at times, refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We, at times, also refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the periods presented.
These non-GAAP financial measures are not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable U.S. GAAP financial measures.
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
We believe that the presentation of these non-GAAP financial measures, when considered along with our U.S. GAAP financial measures and the reconciliation to the corresponding U.S. GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measures used may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
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

The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$718,467	$541,148
Purchases of property, plant, equipment, and intangibles, net	(268,829)	(290,520)
Proceeds from the sale of property, plant, equipment, and intangibles	7,375	12,164
Free cash flow	$457,013	$262,792
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2024 compared to the same fiscal 2023 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2023 to the revenues for the three and nine months ended December 31, 2022:

	Three Months Ended December 31,
(dollars in thousands)	2023	2022	Change	Percent Change

Total revenues	$1,395,645	$1,215,994	$179,651	14.8%

Revenues by type:
Service revenues	590,889	536,952	53,937	10.0%
Consumable revenues	487,841	419,555	68,286	16.3%
Capital equipment revenues	316,915	259,487	57,428	22.1%

Revenues by geography:
Ireland revenues	19,651	17,959	1,692	9.4%
United States revenues	1,025,458	883,390	142,068	16.1%
Other foreign revenues	350,536	314,645	35,891	11.4%
Revenues increased 14.8% to $1,395.6 million for the three months ended December 31, 2023, as compared to $1,216.0 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Service revenues increased 10.0% for the three months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare, AST, and Life Sciences segments. Consumable revenues increased by 16.3% for the three months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments, which were partially offset by a decline in the Dental segment. Capital equipment revenues increased 22.1% for the three months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare, Life Sciences, and AST segments.
Ireland revenues increased 9.4% to $19.7 million for the three months ended December 31, 2023, as compared to $18.0 million for the same period in the prior year, reflecting growth in service and consumable revenues, partially offset by a decline in capital equipment revenues.
United States revenues increased 16.1% to $1,025.5 million for the three months ended December 31, 2023, as compared to $883.4 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 11.4% to $350.5 million for the three months ended December 31, 2023, as compared to $314.6 million for the same period in the prior year, reflecting growth in the Europe, Middle East & Africa ("EMEA"), Canada, Asia Pacific, and Latin American regions.

	Nine Months Ended December 31,
(dollars in thousands)	2023	2022	Change	Percent Change

Total revenues	$4,022,547	$3,573,002	$449,545	12.6%

Revenues by type:
Service revenues	1,741,597	1,590,490	151,107	9.5%
Consumable revenues	1,401,974	1,249,791	152,183	12.2%
Capital equipment revenues	878,976	732,721	146,255	20.0%

Revenues by geography:
Ireland revenues	60,175	53,130	7,045	13.3%
United States revenues	2,948,878	2,589,472	359,406	13.9%
Other foreign revenues	1,013,494	930,400	83,094	8.9%
Revenues increased 12.6% to $4,022.5 million for the nine months ended December 31, 2023, as compared to $3,573.0 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Service revenues increased 9.5% for the nine months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare, AST, and Life Sciences segments. Consumable revenues increased by 12.2% for the nine months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments, which were partially offset by a decline in the Dental segment. Capital equipment revenues increased 20.0% for the nine months ended December 31, 2023, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments, which were partially offset by a decline in AST.
Ireland revenues increased 13.3% to $60.2 million for the nine months ended December 31, 2023, as compared to $53.1 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
United States revenues increased 13.9% to $2,948.9 million for the nine months ended December 31, 2023, as compared to $2,589.5 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 8.9% to $1,013.5 million for the nine months ended December 31, 2023, as compared to $930.4 million for the same period in the prior year. The increase reflects growth within the EMEA, Canada, Asia Pacific and Latin American regions.
Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and nine months ended December 31, 2023 to the three and nine months ended December 31, 2022:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$365,751	$304,313	$61,438	20.2%
Service	236,842	217,184	19,658	9.1%
Total gross profit	$602,593	$521,497	$81,096	15.6%
Gross profit percentage:
Product	45.4%	44.8%
Service	40.1%	40.4%
Total gross profit percentage	43.2%	42.9%
Gross profit percentage for the third quarter of fiscal 2024 was 43.2% compared to the gross profit percentage for the third quarter of fiscal 2023 of 42.9%. Gross profit increased as favorable impacts from pricing (150 basis points), mix and other adjustments (30 basis points), and acquisitions (10 basis points) exceeded unfavorable impacts from material and labor inflation (100 basis points) and fluctuations in currency, adjustments, and other charges (60 basis points).

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Gross profit:
Product	$1,057,535	$923,849	$133,686	14.5%
Service	712,048	647,781	64,267	9.9%
Total gross profit	$1,769,583	$1,571,630	$197,953	12.6%
Gross profit percentage:
Product	46.4%	46.6%
Service	40.9%	40.7%
Total gross profit percentage	44.0%	44.0%
Gross profit percentage was 44.0% for both the first nine months of fiscal 2024 and fiscal 2023. Favorable impacts from pricing (160 basis points), mix and other adjustments (60 basis points), and acquisitions (10 basis points) were offset by unfavorable impacts from material and labor inflation (120 basis points), fluctuations in currency, adjustments, and other charges (60 basis points), and productivity (50 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2023 to the three and nine months ended December 31, 2022:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$360,518	$305,141	$55,377	18.1%
Research and development	25,913	25,514	399	1.6%
Restructuring expenses	6	39	(33)	(84.6)%
Total operating expenses	$386,437	$330,694	$55,743	16.9%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022
Operating expenses:
Selling, general, and administrative	$1,100,227	$962,962	$137,265	14.3%
Goodwill impairment loss	—	490,565	(490,565)	NM
Research and development	78,459	75,193	3,266	4.3%
Restructuring expenses	2	127	(125)	(98.4)%
Total operating expenses	$1,178,688	$1,528,847	$(350,159)	(22.9)%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facilities costs, and other general and administrative expenses. SG&A increased 18.1% and 14.3% in the third quarter and first nine months of fiscal 2024, respectively, over the same prior year periods. The fiscal 2024 increase is primarily attributable to increased compensation, including incentive compensation and benefit costs, as well as increases in dealer incentives, professional fees, bad debt expense, and travel and entertainment.
Goodwill Impairment Loss. A Goodwill impairment loss of $490.6 million was recorded during the second quarter of fiscal 2023 as the result of an interim assessment of the fair value of the Dental segment. For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill and Intangible Assets."
Research and Development. Research and development expenses increased 1.6% and 4.3% in the third quarter and first nine months of fiscal 2024, respectively, over the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2024, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$38,947	$28,559	$10,388
Interest and miscellaneous (income) expense	(2,080)	1,906	(3,986)
Non-operating expenses, net	$36,867	$30,465	$6,402

	Nine Months Ended December 31,
(dollars in thousands)	2023	2022	Change
Non-operating expenses, net:
Interest expense	$108,248	$77,356	$30,892
Interest and miscellaneous (income) expense	(4,710)	3,200	(7,910)
Non-operating expenses, net	$103,538	$80,556	$22,982
Non-operating expenses, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income.
Interest expense increased $10.4 million and $30.9 million during the third quarter and first nine months of fiscal 2024, respectively, as compared to the prior year periods, primarily due to higher interest rates on floating rate debt as well as higher principal amount of floating rate debt outstanding. For more information, refer to Note 5 to our consolidated financial statements titled, "Debt."
The fluctuation in interest and miscellaneous (income) expense during the third quarter and first nine months of fiscal 2024, as compared to the same prior year period in fiscal 2023, is primarily attributable to the negative impact of losses on our equity investments recognized during fiscal 2023 compared to gains recognized during fiscal 2024. For more information, refer to Note 15 to our consolidated financial statements titled, "Fair Value Measurements."
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and nine months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense	$38,344	$37,013	$1,331	3.6%
Effective income tax rate	21.4%	23.1%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2023	2022

Income tax expense	$106,276	$43,378	$62,898	145.0%
Effective income tax rate	21.8%	(114.8)%
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
The effective income tax rates for the three month periods ended December 31, 2023 and 2022 were 21.4% and 23.1%, respectively. The fiscal 2024 effective tax rate for the three months ended December 31, 2023 decreased when compared to the prior year period, primarily due to favorable discrete items recognized during fiscal 2024. The effective income tax rates for the nine month periods ended December 31, 2023 and 2022 were 21.8% and (114.8)%, respectively. The fiscal 2024 effective tax rate increased when compared to fiscal 2023, primarily due to the tax impact of the goodwill impairment loss recognized on the Dental segment during the second quarter of fiscal 2023.

Business Segment Results of Operations.
We operate and report our financial information in four reportable business segments: Healthcare, AST, Life Sciences and Dental. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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
For the three and nine months ended December 31, 2023 and 2022, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues. Three Customers collectively and consistently account for more than 40.0% of our Dental segment revenue. The percentage associated with these three Customers collectively in any one period may vary due to the buying patterns of these three Customers as well as other Dental Customers. These three Customers collectively accounted for approximately 47.5% and 44.5% of our Dental segment revenues for the three and nine months ended December 31, 2023, respectively. These three Customers collectively accounted for approximately 47.2% and 43.8% of our Dental segment revenues for the three and nine months ended December 31, 2022, respectively.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$916,227	$769,144	$45,342	$—	$6,255	19.1%	13.2%	12.4%
AST	234,931	222,014	—	—	3,977	5.8%	5.8%	4.0%
Life Sciences	146,566	121,273	—	—	1,414	20.9%	20.9%	19.7%
Dental	97,921	103,563	—	—	750	(5.4)%	(5.4)%	(6.2)%
Total	$1,395,645	$1,215,994	$45,342	$—	$12,396	14.8%	11.0%	10.0%

	Nine Months Ended December 31, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2023	2022	2023	2022	2023	2023	2023	2023
Segment revenues:
Healthcare	$2,605,157	$2,200,483	$74,290	$—	$10,835	18.4%	15.0%	14.5%
AST	703,083	675,283	—	—	9,802	4.1%	4.1%	2.7%
Life Sciences	411,074	379,248	—	—	2,955	8.4%	8.4%	7.6%
Dental	303,233	317,988	—	—	1,727	(4.6)%	(4.6)%	(5.2)%
Total	$4,022,547	$3,573,002	$74,290	$—	$25,319	12.6%	10.5%	9.8%
Healthcare revenues increased 19.1% to $916.2 million for the three months ended December 31, 2023, as compared to $769.1 million for the same prior year period. This increase reflects growth in consumable, capital equipment, and service revenues of 26.8%, 17.4%, and 13.4%, respectively. Healthcare revenues increased 18.4% to $2,605.2 million for the nine months ended December 31, 2023, as compared to $2,200.5 million for the same prior year period. This increase reflects growth in capital equipment, consumable, and service revenues of 22.8%, 20.8%, and 12.8%, respectively. The increase in revenue for the three and nine month periods ended December 31, 2023 is primarily due to the benefits of higher volume, including added volume from the acquisition of assets from BD, and pricing.
The Healthcare segment's backlog at December 31, 2023 was $449.4 million. The Healthcare segment's backlog at December 31, 2022 was $540.4 million. The decrease is due to increased shipments in the first nine months of the year, as compared to the same period in the prior year, which was due to shortened lead times and easing of supply chain constraints.
AST revenues increased 5.8% to $234.9 million for the three months ended December 31, 2023, as compared to $222.0 million for the same prior year period. AST revenues increased 4.1% to $703.1 million for the nine months ended December 31, 2023, as compared to $675.3 million for the same prior year period. Revenue was negatively impacted by medical device Customer inventory management and the continued reduction in demand from bioprocessing Customers. Revenue was favorably impacted by pricing and fluctuation in currencies.
Life Sciences revenues increased 20.9% to $146.6 million for the three months ended December 31, 2023, as compared to $121.3 million for the same prior year period. This increase reflects growth in capital equipment, service, and consumable revenues of 56.9%, 12.3% and 8.0%, respectively. Life Sciences revenues increased 8.4% to $411.1 million for the nine months ended December 31, 2023, as compared to $379.2 million for the same prior year period. This increase reflects growth in capital equipment, service, and consumable revenues of 12.3%, 10.3%, and 5.0%, respectively. Revenue was favorably impacted by higher volume and pricing.
The Life Sciences backlog at December 31, 2023 was $85.0 million. The Life Sciences backlog at December 31, 2022 was $110.6 million. The decrease is primarily due to the timing of shipments and a decrease in orders as compared to the same period in the prior year.
Dental revenues decreased 5.4% to $97.9 million for the three months ended December 31, 2023, as compared to $103.6 million for the same prior year period. Dental revenues decreased 4.6% to $303.2 million for the nine months ended December 31, 2023, as compared to $318.0 million for the same prior year period. The decline for the three and nine month periods ended December 31, 2023 was a result of lower volume, primarily due to Customer inventory destocking and reduced orders from a large Customer due to a temporary disruption of their operations as a result of a cybersecurity incident the Customer experienced during the third quarter, which exceeded the benefit of higher pricing in the fiscal 2024 periods.

The following table compares business segment and Corporate operating income for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Segment operating income (loss):
Healthcare	$223,898	$175,399	$626,134	$497,233
AST	105,156	103,539	325,529	323,238
Life Sciences	56,738	45,249	156,863	149,173
Dental	18,292	20,337	64,847	67,992
Corporate	(81,359)	(53,873)	(261,265)	(196,872)
Total segment operating income	$322,725	$290,651	$912,108	$840,764
Less: Adjustments
Amortization of acquired intangible assets (1)	$93,850	$93,941	$286,786	$281,727
Acquisition and integration related charges (2)	5,722	4,817	24,444	18,493
Tax restructuring costs (3)	643	282	652	533
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	—	—	(3,100)
Net (gain) loss on divestiture of businesses (1)	—	(838)	—	3,939
Amortization of inventory and property "step up" to fair value (1)	6,348	1,608	9,329	5,697
Restructuring charges (4)	6	38	2	127
Goodwill impairment loss (5)	—	—	—	490,565
Total income from operations	$216,156	$190,803	$590,895	$42,783
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
(5) For more information regarding our goodwill impairment loss, see Note 17 to our consolidated financial statements titled, "Goodwill and Intangible Assets."

The Healthcare segment’s operating income increased 27.7% to $223.9 million for the three months ended December 31, 2023, as compared to $175.4 million in the same prior year period. The segment's operating margins were 24.4% and 22.8% for the third quarter of fiscal 2024 and 2023, respectively. The Healthcare segment’s operating income increased 25.9% to $626.1 million for the nine months ended December 31, 2023, as compared to $497.2 million in the same prior year period. The segment's operating margins were 24.0% and 22.6% for the first nine months of fiscal 2024 and 2023, respectively. The increase in operating income and margin for the three and nine month periods ended December 31, 2023 is primarily due to the benefits of higher volume, including added volume from the acquisition of assets from BD, and pricing, which were partially offset by increased costs caused by inflation.
The AST segment's operating income increased 1.6% to $105.2 million for the three months ended December 31, 2023, as compared to $103.5 million during the same prior year period. The AST segment's operating income increased 0.7% to $325.5 million for the nine months ended December 31, 2023, as compared to $323.2 million during the same prior year period. The segment's operating margins were 44.8% and 46.6% for the third quarter of fiscal 2024 and 2023, respectively. The segment's operating margins were 46.3% and 47.9% for the first nine months of fiscal 2024 and 2023, respectively. The decrease in operating margin percentage is primarily due to higher labor and energy costs and decreased productivity, which exceeded the benefit of favorable pricing and fluctuation in currencies.

The Life Sciences segment’s operating income increased 25.4% to $56.7 million for the three months ended December 31, 2023, as compared to $45.2 million for the same prior year period. The segment's operating margins were 38.7% and 37.3% for the third quarter of fiscal 2024 and 2023, respectively. The increases in operating income and operating margin are primarily due to favorable pricing and volume, which were partially offset by increased costs caused by inflation. The Life Sciences segment’s operating income increased 5.2% to $156.9 million for the nine months ended December 31, 2023, as compared to $149.2 million for the same prior year period. The segment's operating margins were 38.2% and 39.3% for the first nine months of fiscal 2024 and 2023, respectively. The increase in operating income is primarily due to favorable pricing and volume. The decrease in operating margin is primarily due to increased costs due to inflation, which exceeded the benefits of pricing.
The Dental segment's operating income decreased 10.1% to $18.3 million for the three months ended December 31, 2023, as compared to $20.3 million for the same prior year period. The segment's operating margins were 18.7% and 19.6% for the third quarter of fiscal 2024 and 2023, respectively. The decline in operating income and operating margin is primarily due to a reduction in volume and increased costs from inflation, which exceeded the benefits of higher pricing. The Dental segment's operating income decreased 4.6% to $64.8 million for the nine months ended December 31, 2023, as compared to $68.0 million, for the same prior year period. The segment's operating margins were 21.4% for both the nine months ended December 31, 2023 and 2022. The decrease in operating income was primarily due to the reduction in volume and increased costs from inflation, which exceeded the benefits of higher pricing. The favorable impact of higher pricing to operating margin was partially offset by the decrease in volume and increased costs from inflation.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$718,467	$541,148
Net cash used in investing activities	$(791,754)	$(305,752)
Net cash provided by (used in) financing activities	$58,583	$(306,771)
Debt-to-total capital ratio	34.0%	33.6%
Free cash flow	$457,013	$262,792
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $718.5 million for the first nine months of fiscal 2024 and $541.1 million for the first nine months of fiscal 2023. The fiscal 2024 increase was driven by the increase in earnings and declines in cash used for tax and compensation related payments.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $791.8 million for the first nine months of fiscal 2024 and $305.8 million for the first nine months of fiscal 2023. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2024 and fiscal 2023:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $268.8 million for the first nine months of fiscal 2024 and $290.5 million during the same prior year period. The fiscal 2024 reduction is primarily due to the timing of capital spending in our AST segment compared to the first nine months of fiscal 2023.
•Proceeds from the sale of property, plant, and equipment - During the first nine months of fiscal 2024 and 2023, we received proceeds from the sale of property, plant, and equipment totaling $7.4 million and $12.2 million, respectively. The fiscal 2024 proceeds primarily relate to the sale of a facility previously used by the AST segment. The fiscal 2023 proceeds were primarily from the sale of a facility previously used by the Dental segment.
•Proceeds from the sale of businesses – During the first nine months of fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022. During the first nine months of fiscal 2023, we sold the remaining component of the Animal Healthcare business for $6.6 million.
•Acquisition of businesses, net of cash acquired – During the first nine months of fiscal 2024 and 2023, we used $539.8 million and $34.0 million to acquire businesses, respectively. For more information, refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions," and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

Net Cash Provided By/Used In Financing Activities – The net cash provided by financing activities amounted to $58.6 million for the first nine months of fiscal 2024 compared to net cash used in financing activities of $306.8 million for the first nine months of fiscal 2023. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2024 and fiscal 2023:
•Payments on Private Placement Senior Notes – During the first nine months of fiscal 2023, we repaid $91.0 million of private placement debt. For more information on our Private Placement Senior Notes, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Payments on term loans – During the first nine months of fiscal 2024 and 2023, we repaid $45.0 million and $141.9 million of our term loans, respectively. For more information on our term loans, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Proceeds under credit facilities, net – Net proceeds under credit facilities totaled $265.5 million and $216.6 million for the first nine months of fiscal 2024 and 2023, respectively. The increase in fiscal 2024 is attributable to funding of the acquisition of assets from BD. For more information on our indebtedness, refer to Note 5 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Acquisition related deferred or contingent consideration – During the first nine months of fiscal 2024 and 2023, we paid $6.2 million and $0.3 million in deferred and contingent consideration, respectively. The fiscal 2024 increase is primarily related to the payout of contingent consideration from a prior acquisition totaling $5.0 million.
•Repurchases of ordinary shares – During the first nine months of fiscal 2024 and 2023, we obtained 69,276 and 74,897, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.4 million and $13.1 million, respectively. During the first nine months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. During the first nine months of fiscal 2023, we purchased 735,320 of our shares in the aggregate amount of $140.9 million through our share repurchase program. For more information on our share repurchases, refer to Note 11 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2024, we paid total cash dividends of $149.2 million, or $1.51 per outstanding share. During the first nine months of fiscal 2023, we paid total cash dividends of $136.9 million, or $1.37 per outstanding share.
•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2024, we paid $1.6 million in distributions to noncontrolling interest holders and received contributions of $2.9 million from noncontrolling interest holders. During the first nine months of fiscal 2023, we paid $0.8 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2024 and fiscal 2023, we received cash proceeds totaling $3.5 million and $1.5 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $718.5 million for the first nine months of fiscal 2024 and $541.1 million for the first nine months of fiscal 2023. Free cash flow was $457.0 million in the first nine months of fiscal 2024 compared to $262.8 million in the first nine months of fiscal 2023 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in free cash flow was driven by the increase in earnings and declines in cash used for tax and compensation related payments as well as a reduction in capital spending that was primarily due to timing.
Our debt-to-total capital ratio was 34.0% at December 31, 2023 and 33.6% at December 31, 2022.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023. Our commercial commitments were approximately $113.0 million at December 31, 2023, reflecting a net increase of $4.6 million in surety bonds and other commercial commitments from March 31, 2023. Outstanding borrowings under our Credit Agreement as of December 31, 2023 were $570.0 million. We had $11.6 million of letters of credit outstanding under the Credit Agreement at December 31, 2023.

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
Supplemental Guarantor Financial Information
STERIS plc ("Parent") and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo", "Issuer"), a wholly-owned subsidiary issuer, under Senior Public Notes issued by STERIS Irish FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of STERIS Irish FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes, borrowings under the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan.
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
The obligations of each Guarantor under its guarantee are expressly limited to the maximum amount that such Guarantor could guarantee without such guarantee constituting a fraudulent conveyance. Each Guarantor that makes a payment under its guarantee will be entitled upon payment in full of all guaranteed obligations under the indenture to a contribution from each Guarantor in an amount equal to such other Guarantor’s pro rata portion of such payment based on the respective net assets of all the Guarantors at the time of such payment determined in accordance with U.S. GAAP.

The following tables present summarized results of operations for the nine months ended December 31, 2023 and summarized balance sheet information at December 31, 2023 and March 31, 2023 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or non-issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Nine Months Ended
December 31,
2023

Revenues	$2,082,875
Gross profit	1,180,276
Operating costs arising from transactions with non-issuers and non-guarantors, net	527,036
Income from operations	611,436
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	297,764
Net income	$241,313

Summarized Balance Sheet Information
( in thousands)
	December 31,	March 31,
	2023	2023
Receivables due from non-issuers and non-guarantor subsidiaries	$18,914,935	$17,797,185
Other current assets	705,595	614,233
Total current assets	$19,620,530	$18,411,418

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,835,773	$1,827,125
Goodwill	292,659	96,892
Other non-current assets	640,803	303,223
Total non-current assets	$2,769,235	$2,227,240

Payables due to non-issuers and non-guarantor subsidiaries	$20,986,974	$19,347,473
Other current liabilities	259,335	255,746
Total current liabilities	$21,246,309	$19,603,219

Non-current payables due to non-issuers and non-guarantor subsidiaries	$722,680	$684,985
Other non-current liabilities	3,368,548	3,128,853
Total non-current liabilities	$4,091,228	$3,813,838
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
Contingencies
We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, gases, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 8 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in STERIS's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of the COVID-19 pandemic or similar public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland (“Redomiciliation”), (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate the businesses of Cantel Medical into our existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of Cantel Medical, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine or Israel-Hamas military conflicts, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, including the acquisition of Cantel Medical and Key Surgical and the acquisition of certain BD assets, or of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the increased level of STERIS’s indebtedness incurred in connection with the acquisition of Cantel Medical limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (v) STERIS's ability to complete any announced transactions, including the fulfillment of related closing conditions.
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
Fluctuations in currency rates could affect our revenues, Cost of revenues and Income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2024, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2024. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income (Loss).
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. We do not use derivative financial instruments for speculative purposes. At December 31, 2023, we held net foreign currency forward contracts to buy 42.0 million British pounds sterling; and to sell 49.9 million Mexican pesos, 24.0 million Australian dollars, and 18.1 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At December 31, 2023, we held commodity swap contracts to buy 188.3 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the first nine months of fiscal 2024, we had no share repurchase activity pursuant to the previous share repurchase program or the May 3, 2023 authorization. This does not include 7 shares purchased during the quarter at an average price of $209.09 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During the first nine months of fiscal 2024, we obtained 69,276 of our ordinary shares in the aggregate amount of $11.4 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2024 under our ordinary share repurchase program:

(dollars in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	—	$—	—	$500,000
November 1-30	—	—	—	500,000
December 1-31	—	—	—	500,000
Total	—	$—	—	$500,000
ITEM 5.    OTHER INFORMATION
During the nine months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton
Vice President, Chief Accounting Officer
February 8, 2024