Form 10-K
period 2024-03-31
STERIS plc
filed 2024-05-29
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September 30, 2023 was $21,614.0 million.
The number of Ordinary Shares outstanding as of May 24, 2024: 98,900,010
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called "STERIS," "the Company," "we," "us," or "our," unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2024 ended on March 31, 2024.
ITEM 1.    BUSINESS
INTRODUCTION
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; and services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, outsourced reprocessing; and capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments; however, as a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. For more information, refer to Note 4 to our consolidated financial statements titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in the section that follows, titled "Information Related to Business Segments" and Note 13 to our consolidated financial statements titled, "Business Segment Information."
The bulk of our revenues are derived from healthcare, medical device and pharmaceutical Customers. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions.
In addition, there is increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.
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
HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Products Offered. Our products include cleaning chemistries and sterility assurance products, automated endoscope reprocessing systems and tracking products, endoscopy accessories, instruments, washers, sterilizers and other pieces of capital equipment essential to the operations of a sterile processing department and equipment used directly in the procedure rooms, including surgical tables, lights, equipment management services, and connectivity solutions.
Services Offered. Our Healthcare segment service employees install, maintain, upgrade, repair, and troubleshoot capital equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Our Healthcare segment also provides comprehensive instrument, devices, and endoscope repair and maintenance services (on-site or at one of our dedicated facilities), custom process improvement consulting and outsourced instrument sterile processing (on-site at the hospital and in off-site reprocessing centers).

Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment, to Customers in many countries throughout the world. For the year ended March 31, 2024, no Customer represented more than 10% of the Healthcare segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Baxter, Boston Scientific, Belimed, Fortive, Getinge, Karl Storz, Olympus, Ruhof, SteelCo, Stryker, Skytron and Wassenburg. On a service line basis, competitors include Agiliti, BBraun, Crothall, Olympus and Pentax.
AST SEGMENT
Description of Business. Our AST segment supports medical device and pharmaceutical manufacturers through a global network of contract sterilization and laboratory testing facilities, and integrated sterilization equipment and control systems. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Services Offered. We offer a wide range of sterilization modalities and an array of testing services that complement the manufacturing of single use, sterile products. Our facilities are located in regions with a concentration of medical device manufacturing throughout the Americas, Europe, and Asia. Our technical professionals support Customers in all phases of product development, materials testing, and process validation. In addition, we manufacture and supply integrated sterilization equipment and control systems to medical device manufacturers and research institutions.
Products Offered. We support Customers with process controls and monitoring systems, and integrated sterilization equipment, including accelerators, product handling, and automation.
Customer Concentration.  Our AST segment’s services are offered to Customers throughout the world. For the year ended March 31, 2024, no Customer represented more than 10% of the segment’s revenues.
Competition. AST operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies, other manufacturers of sterilization equipment and control systems, and manufacturers that sterilize products in-house.
LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment provides a comprehensive offering of products and services designed to support biopharmaceutical and medical device research and manufacturing facilities, in particular those focused on aseptic manufacturing. Our portfolio includes a full suite of consumable products, equipment maintenance, specialty services, and capital equipment.
Products Offered.  These products include pharmaceutical detergents, cleanroom disinfectants and sterilants, pharmaceutical grade and research sterilizers and washers, sterility assurance and maintenance products, vaporized hydrogen peroxide room decontamination systems and sterilizers, and high purity water and pure steam generators.
Services Offered.  Our Life Sciences segment service employees install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime.
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment to Customers globally. For the year ended March 31, 2024, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. We compete for pharmaceutical Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors include Belimed, Contec, Ecolab, Fedegari, Getinge, and Stilmas.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities. However, in fiscal 2023 and 2024 we experienced delays in receiving materials and significant cost increases. Our supply chain challenges eased during the second half of fiscal 2024 and we do not currently expect significant disruption to our operations due to sourcing delays in fiscal 2025. We anticipate continued inflation pressures in fiscal 2025 but not at the significant level experienced in fiscal 2024 and 2023.We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as ethylene oxide ("EO") and cobalt-60, which are necessary to our AST operations. In addition, we continue to expand our irradiation processing capacity with accelerator-based technologies, in order to help mitigate the potential cobalt-60 supply risk.
In response to the active conflict between Russian and Ukraine, we stopped purchasing cobalt-60 from our Russian supplier in fiscal 2023. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations but these impacts are not expected to be material to our AST segment and its results of operations. For additional information about the risks we face concerning the conflict between Russia and Ukraine, see Part I, Item 1A of this Annual Report titled, "Risk Factors."
Inflation. Historically, our business has not been significantly impacted by the overall effects of inflation. However, during fiscal 2023 and 2024, we experienced a rise in supply chain and labor costs and anticipate continued inflationary pressure in fiscal 2025 but not at the significant level experienced in fiscal 2024 and 2023. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation.
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
As of March 31, 2024, we held 630 United States patents and 2,531 patents in other jurisdictions and had 147 United States patent applications and 334 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2024, we had a total of approximately 2,550 trademark registrations worldwide.
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
Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration ("OSHA"), the Nuclear Regulatory Commission, and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.
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
In the past, we have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory penalties. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on us or on our performance, results, or financial condition.
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in Ireland, the United States and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on our performance, results, or financial condition. Please refer to Note 12 to our consolidated financial statements titled, "Commitments and Contingencies" for further information.
In the future, if a loss contingency related to environmental matters, employee safety, health or conditional asset retirement obligations which is estimable and probable is significantly greater than the current recorded amount, we would record an additional liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not know if these events would have a material adverse effect on our financial condition, liquidity, or cash flow, nor can there be any assurance that such liabilities would not have a material adverse effect on our performance, results, or financial condition.
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
We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources to research and development efforts, and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, Customer training programs, distribution systems, technical services, and other information services.
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
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2024, we had a backlog of $425.2 million. Of this amount, $353.8 million and $71.4 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2023, we had backlog orders of $599.6 million. Of this amount, $494.7 million and $104.9 million related to our Healthcare and Life Sciences segments, respectively. Backlog declined in fiscal 2024 as supply chain delays eased allowing us to reduce lead times and backlog.

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
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Code of Ethics, and our Code of Business Conduct, as well as the Charters of the Audit Committee, the Compensation and Organization Development Committee, the Nominating and Governance Committee, and the Compliance and Technology Committee of the Company’s Board of Directors.
CORPORATE RESPONSIBILITY
Introduction
WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life sciences products and services around the globe. Inspired by our Customers’ efforts to create a healthier and safer world, and guided by our legacy of leadership and innovation, we strive to be a Great Company. To STERIS, this means we will make a difference by providing world-class products and services for our Customers, safe and rewarding work for our People, and superior returns for our Shareholders.
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
Our Corporate Responsibility function is led by the Vice President of ESG. The Corporate Responsibility function, with support from our CEO, General Counsel and other senior executives, works to actively develop and refine our Environmental, Social, and Governance ("ESG") strategies, programs, and policies. The Corporate Responsibility function works closely with our Global Sustainability Steering Committee to build ESG values and implement strategies, programs, and policies across the Company. The Global Sustainability Steering Committee is a cross-functional team of senior leadership, subcommittee chairs, and subject matter experts spanning our businesses and Legal, Investor Relations, Human Resources, Continuous Improvement, Compliance, Facilities, and Health, Safety and Environment functions. The Corporate Responsibility team regularly updates the Nominating and Governance Committee of our Board of Directors regarding its activities, including evaluating carbon emissions, preparing for regulatory requirements, reporting ESG metrics, and reviewing ESG ratings.
Key performance indicators and metrics have been established for those areas we believe to be relevant and potentially significant to our business. Certain of these disclosures relate to Sustainability Accounting Standards Board ("SASB") Standards for Medical Equipment & Supplies that we have identified to be closely aligned with our business. Our reporting against the SASB Standards is a voluntary disclosure aligned with our focus on financial materiality. We seek to provide investors with useful, relevant and meaningful sustainability information and have selected metrics under the SASB Standards. We describe below how we continuously monitor and track our policies and activities in the areas of ethical business practices, energy and environmental conservation, employees and human capital management, and quality.
ETHICAL BUSINESS PRACTICES
Code of Business Conduct. Our Code of Business Conduct sets the standard for legal and ethical behavior, addressing topics such as bribery and corruption, supply chain transparency, proper behavior in the workplace, and avoiding conflicts of interest.
Anti-Bribery and Anti-Corruption. We are committed to conducting our business fairly, honorably, with integrity and in compliance with the law in all jurisdictions where we operate. Our policy prohibits bribery and corruption in any form, and we explain our commitment in our Statement on Anti-Corruption Policies and Procedures. As an ongoing due diligence measure, we have established a program to recognize those sales and marketing intermediaries who demonstrate an elevated commitment to compliance. Through this Commercial Compliance Program, we formally recognize organizations that have not only met STERIS's standard ethical requirements for inclusion in our network but have also taken additional steps, such as adopting their own code of conduct and training their employees on their own firm's ethical values, to ensure compliant behavior. In 2024, STERIS incurred no monetary losses as a result of legal proceedings associated with bribery or corruption.
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
MDMA is the leading voice representing the interests of innovative and entrepreneurial medical technology companies. MDMA's goal is to provide patients and clinicians with timely access to safe and effective medical technologies that improve the quality of life. AAMI is a nonprofit organization founded in 1967. It is a diverse community of more than 10,000 healthcare technology professionals united by one important mission-supporting the healthcare community in the development, management, and use of safe and effective healthcare technology. MedTech Europe is the European trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe’s purpose is to make innovative medical technology available to more people, while helping healthcare systems move towards a more sustainable path. The MedTech Europe Code of Ethical Business Practice regulates all aspects of the industry’s relationship with Healthcare Professionals and Healthcare Organizations, to ensure that all interactions are ethical and professional at all times and to maintain the trust of regulators, and patients. STERIS has adopted and requires compliance with the MedTech Europe Code of Ethical Business Practice.
Using the STERIS Integrity Helpline or Webline, employees can anonymously report potential Code of Conduct concerns. A management Ethics Committee meets monthly to monitor and investigate reports of Code of Business Conduct violations and provides quarterly reporting to the Board of Directors' Compliance and Technology Committee. With respect to financial matters, reports are provided to the Board of Directors' Audit Committee. With respect to human resources related matters, reports are provided to the Board of Directors' Compensation and Organization Development Committee.

The STERIS Code of Business Conduct covers ethical marketing and off-label promotion. In fiscal 2024, STERIS incurred no monetary losses as a result of legal proceedings associated with false marketing claims.
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
STERIS tracks greenhouse gas ("GHG") emissions, and we complete the annual Carbon Disclosure Project ("CDP") questionnaire. CDP is an internationally recognized nonprofit organization that collects and reports environmental metrics. Currently, we report our direct (Scope 1) and indirect (Scope 2) energy use and emissions. We recognize that a significant portion of our carbon impact is as a result of our value chain, outside of electricity and energy consumption at our global sites. In fiscal 2024, we completed a comprehensive review to establish the baseline for our upstream and downstream emissions (Scope 3) and reported aggregate Scope 3 emissions in our most recent CDP response and on our website.
We have a broad and comprehensive portfolio of sterilization and disinfection products that support the procedural spaces within hospitals, endoscopy and surgery centers as well as pharmaceutical and medical device Customers. When we think about new products or next generation products, part of our effort is to reduce the environmental impact of what we do. That can include anything from reformulating chemistries to eliminating metals-based ingredients or reducing the effluence produced as a result of the use of our products, to creating ultra-concentrate chemistries such as Prolystica® Ultra Concentrate Cleaning Chemistries, which offer 10 times the uses per container. That means 5 and 10-liter containers of concentrate replace 114-liter drums, creating benefits from safer lifting, elimination of packaging waste, and less frequent deliveries with smaller trucks. We also work to utilize containers that can be recycled and build products with materials that can be recycled at the end of their life.
In Fiscal 2023, the European Commission’s Corporate Sustainability Reporting Directive ("CSRD") became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). As STERIS prepares for upcoming CSRD disclosures, we continue to make significant efforts in gathering baseline information, strengthening our internal controls, and evaluating our current ESG data. As part of this project, we continue to evaluate our ability to report in accordance with the Task Force on Climate-Related Financial Disclosures ("TCFD") framework and in light of evolving regulatory disclosure requirements. In fiscal 2024, we initiated a TCFD aligned climate scenario analysis.
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
Employees by Segment. During the course of fiscal 2024, we averaged just over 18,000 employees throughout the world including approximately 1,400 employees within the Dental segment, which is currently held for sale. Less than 12% of our employees are represented by work councils or labor unions. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2024	Fiscal 2023
Healthcare	11,419	10,629
AST	3,340	3,163
Life Sciences	999	965
Dental	1,411	1,451
Corporate	1,010	892
Total employees	18,179	17,100
Diversity, Equity & Inclusion. We are dedicated to creating and sustaining a diverse, equitable and inclusive work environment. We believe that the different ideas, experiences, perspectives and backgrounds of our global employees create a stronger organization that allows us to fulfill our ultimate goal of serving our Customers. To put it simply, we believe a diverse and inclusive workforce is essential to a thriving organization.
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
Total directors and employees distribution by gender is shown in the table below:

	March 31, 2024		March 31, 2023
	Male	Female	Male	Female
Non-Executive Directors	6	3	6	2
Senior Managers	801	321	739	297
Other employees of the Company	11,591	6,327	10,774	5,846
Directors and United States employees by race is shown in the table below:

	March 31, 2024		March 31, 2023
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	67%	33%	75%	25%
Senior Managers	86%	14%	86%	14%
Other employees of the Company	60%	40%	61%	39%
(1) A minority person is defined as a person who identifies as American Indian/Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Island, or two or more races.

Health, Safety & Environment. We realize the importance of Health, Safety & Environment ("HSE") to the well-being of our Customers, employees, community, the environment, and ultimately our shareholders. To that end, our HSE teams and management are committed to supporting HSE programs with ongoing involvement through our continuous improvement process. Our ultimate goal is to be an incident-free company. The cornerstone of this initiative is the belief that incidents result from unsafe acts or conditions, both of which are preventable. We apply OSHA recordkeeping practices worldwide. Key metrics for purposes of benchmarking performance include Total Recordable Incident Rate ("TRIR") and Lost-time Incident Rate ("LTIR") injury and illness incident rates, both of which are presented in the table below:

	STERIS		Industry Benchmarks (2)
	Fiscal 2024	Fiscal 2023	Average	Best in Class
Total Recordable Incident Rate (1)	1.17	1.05	2.50	1.43
Lost-time Incident Rate (1)	0.43	0.36	1.25	0.42

(1) We apply OSHA recordkeeping practices worldwide. All rates are based on 100 full-time employees ("FTE") working one year. 100 FTEs equals 200,000 work hours. TRIR includes work-related injuries or illnesses requiring medical attention beyond first-aid. LTIR includes work-related injuries or illnesses that cause an employee to be away from work at least one full day after the date of the incident.
(2) Our external benchmarks include the OSHA average and 1st Quartile injury/illness rates which are derived from the Bureau of Labor Statistics.
Our annual workplace injury prevention results are within the manufacturing sector's best-in-class performance as defined by the Bureau of Labor Statistics.
We have chosen to align our environmental management system with the ISO 14001 standard, which sets out the criteria that a company or organization can follow to establish an effective environmental management system. Designed for any type of organization, regardless of its activity or sector, it can provide assurance that environmental impact is being measured, controlled and improved in a holistic manner. We currently have three facilities and 14 reprocessing locations that are 14001 accredited locations. Our HSE teams and management are committed to supporting HSE programs with ongoing involvement in aligning HSE management systems to ISO 14001 and ISO 45001 standards, internal compliance reviews, and developing HSE training content and platforms.
The OSHA Voluntary Protection Program ("VPP") Star Award recognizes employers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their industry. We currently have 13 locations that hold the OSHA VPP Star Award.
We utilize internal HSE management systems and compliance audits designed to identify percent compliance of our global operations against our standards.
Employee Engagement and Development. We believe that engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include quarterly video updates, a robust intranet for communication with our global teams and various communications efforts within each department. In addition, our global human resources team has programs focused on career development and training for employees at all levels.
Our employee turnover rate was 15% for both fiscal 2024 and 2023, and we are continuously working towards a goal of achieving a rate of 10% or less, excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them, and they must always be approved by executive management. We encourage all employees to participate in our employee engagement survey which is regularly administered by a third party on a confidential basis. This process has been valuable in helping us recognize what we do well and foster an open conversation about how we can make STERIS an even better place to work. We have pushed our fiscal 2024 survey to the fall of fiscal 2025 as we are currently redesigning the survey for more frequent distribution. During fiscal 2023, we reported that 85% of our employees completed our survey. In our fiscal 2023 survey, we measured fifteen principal factors and overall employee engagement was 74%, in-line with our results for the past five years. The results indicate that the substantial majority of our people are committed to serving our Customers, are proud to work for STERIS, and have confidence in the stability of our business.
We are committed to supporting the development of our people. Employees benefit from hands-on continuous improvement ("Lean") training, a web-based learning management system and STERIS University. In addition, we provide biennial Code of Conduct training and other key required training at all levels of the Company. In our manufacturing and service organizations, we provide training for employees who do not have the necessary experience or background. This training is conducted through a combination of hands-on and module-based training. Our focus is on safety, quality and consistency in approach and outcome. As a Lean focused organization, we have created standard work instructions for many processes, and refresher courses are offered regularly for existing employees. Where possible, we look to provide cross-training for employees looking to expand their knowledge or grow into new roles. We encourage all employees to create individual development plans and provide the support to assist in that effort.
Compensation and Benefits. Our total rewards offerings include an array of programs to support our employees' financial, physical, and mental well-being, including providing competitive salaries, variable performance pay, healthcare benefits, tuition assistance, paid time off, annual merit increases, and incentive plans based on the national norms of employees' location of employment. Total employee compensation is presented in the table below, including costs associated with employees in the Dental segment, which is currently held for sale:

(in thousands)	Fiscal 2024	Fiscal 2023
Wages and salaries	$1,274,522	$1,172,234
Commission and incentive plans	211,342	154,840
Social security costs	106,585	91,653
Share-based compensation expense	56,535	38,951
Pension and post-retirement benefits expense	41,088	37,936
Other, primarily employee benefits	152,724	139,133
Total employee costs	$1,842,796	$1,634,747

QUALITY
We are subject to strict regulatory compliance and quality standards to ensure the safety and supply of our products and services. The quality and regulatory systems are broad in scope and designed to achieve quality from incoming materials through the design, development, manufacture, storage, handling and distribution of our products and delivery of services. To monitor compliance with these standards, internal and third-party assessments of our quality and regulatory systems are conducted. FDA conducts inspections of our manufacturing and contract sterilization facilities on a periodic basis to confirm compliance. In connection with an inspection, the FDA may initiate warning letters and/or consent decrees, which list conditions or practices that may indicate a violation of the FDA’s requirements. In fiscal 2024, STERIS did not receive any warning letters, seizures, or consent decrees. Additionally, STERIS had zero products listed in the FDA’s MedWatch Safety Alerts for Human Medical Products database.
We have in place processes to monitor and support compliance with product and service regulations worldwide, including design controls, product changes, labeling and advertising, marketing materials, good manufacturing practices, and adverse event reporting requirements. We take prompt action whenever we are alerted to regulatory or field-safety issues with a STERIS product. Following immediate assessment, we take corrective action, including voluntary product recalls, when needed. We examine underlying issues and root cause and work to resolve these to avoid recurrence. STERIS had no Class I recalls in fiscal 2024, 2023 or 2022.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2024. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	56	Vice President and Chief Accounting Officer
Daniel A. Carestio	51	President and CEO
Mary Clare Fraser	53	Senior Vice President and Chief Human Resources Officer
Kenneth E. Kohler	61	Senior Vice President and General Manager, AST
Julia K. Madsen	59	Senior Vice President and General Manager, Life Sciences
Cary L. Majors	49	Senior Vice President and President, Healthcare
Renato G. Tamaro	55	Vice President and Corporate Treasurer
Michael J. Tokich	55	Senior Vice President and Chief Financial Officer
Andrew Xilas	59	Senior Vice President and General Manager, Dental
J. Adam Zangerle	57	Senior Vice President, General Counsel, and Company Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2024:
Karen L. Burton serves as Vice President and Chief Accounting Officer. She assumed this role in January 2017. Previously, Ms. Burton also served as Controller from January 2017 until December 2023.
Daniel A. Carestio serves as President and CEO. He assumed this role in July 2021. From August 2018 to July 2021, he served as Senior Vice President and Chief Operating Officer. From February 2018 to August 2018, he served as Senior Vice President, Sterilization and Disinfection. From August 2015 to February 2018, he served as Senior Vice President, STERIS AST and Life Sciences.
Mary Clare Fraser serves as Senior Vice President and Chief Human Resources Officer. She assumed this role in May 2022. She joined STERIS in July 2020 as the Vice President and Chief Human Resources Officer. From February 2003 to July 2020, she held various positions with Parker-Hannifin Corporation, a global motion control technologies company, serving most recently from September 2019 to July 2020, as Vice President Human Resources of its Aerospace Group and from March 2017 to September 2019 as its Corporate Director of Human Resources.
Kenneth E. Kohler serves as Senior Vice President and General Manager, AST. He assumed this role in February 2024. Previously, Mr. Kohler served from November 2015 to February 2024 as Vice President and General Manager of AST Americas.
Julia K. Madsen serves as Senior Vice President and General Manager, Life Sciences. She assumed this role in July 2020. From August 2015 to July 2020, she served as Vice President and General Manager Life Sciences, Consumables.

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
Michael J. Tokich serves as Senior Vice President and Chief Financial Officer. He assumed this role in August 2017. From February 2014 to July 2017, he served as Senior Vice President, Chief Financial Officer and Treasurer.
Andrew Xilas serves as Senior Vice President and General Manager, Dental. He assumed this role in June 2021. He joined HuFriedy Group (acquired by STERIS during fiscal 2022) in 1987, holding roles of increasing responsibility, which included a promotion to President, HuFriedy Group in January 2021.
J. Adam Zangerle serves as Senior Vice President, General Counsel, and Company Secretary. He assumed this role in July 2018. From July 2013 to July 2018, he served as Vice President, General Counsel, and Secretary.

ITEM 1A.RISK FACTORS
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. In addition, the impacts of ongoing geopolitical conflicts, including the Russia-Ukraine and Israel-Hamas military conflicts, and the ongoing inflationary environment may also exacerbate any of these risks, which could have a material effect on us. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.
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
Adverse economic cycles or conditions, and Customer, regulatory or government responses to those cycles or conditions, have affected and could further affect our results of operations. The onset of these cycles or conditions may not be foreseeable and there can be no assurance when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational or utilization problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.
Some of our Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, including as a result of the impacts of a pandemic or its residual effects, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products and services, and/or weaker overall demand for our products and services, particularly capital products.
The effects of geopolitical instability, including as a result of the Russia-Ukraine and Israel-Hamas military conflicts, may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability, including as a result of the Russia-Ukraine and Israel-Hamas military conflicts, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising energy costs, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
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
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, disrupted our operations. We experienced temporary mandatory and voluntary facility closures in certain jurisdictions in which we operate and experienced less demand for certain of our products and services as a result of reduced volume of medical procedures, and other factors, which we believe was exacerbated by the impact of stay-at-home orders and government responses to COVID-19. Additionally, the COVID-19 outbreak caused disruptions and rising costs in our labor supply and supply chain and distribution network.
The impact of the COVID-19 pandemic and its residual effects continues to evolve and its ultimate duration, severity and disruption to our business, Customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. For instance, the enduring effects of the COVID-19 pandemic may put pressure on overall spending for our products and services, and may cause our Customers to modify spending priorities or delay or abandon purchasing decisions. Moreover, because a large number of our employees have worked and are expected to continue to work from home routinely, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
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
Various additional healthcare reform proposals have emerged at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted.
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

Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If there are delays in and/or we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained. Any protraction or de-prioritization or delay in regulatory review could materially affect our ongoing device design, development, and commercialization plans.
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
Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to reoccur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend our products and services.
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
We are also subject to a variety of other types of claims, proceedings, investigations, and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise negatively impact our business.
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
The U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this new legislation and new changes have been proposed, and in many instances finalized, with respect to a number of income tax provisions (including foreign tax credit regulations) in the U.S. that could increase our total tax expense. In addition, beginning January 1, 2022, the limitation on deductibility of interest expense, which generally limits a deduction for interest expense to 30% of taxable income (subject to certain adjustments), must be determined by reducing taxable income by depreciation and amortization deductions, which may limit our ability to deduct interest expense in the future. We cannot predict the overall impact that the additional guidance and recent changes may have on our business. Some jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA, current economic conditions, and COVID-19 response costs.
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
In addition, further changes in the tax laws of other jurisdictions will likely arise, including as a result of the base erosion and profit shifting ("BEPS") project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. Following the issuance of such recommendation, in December 2022, the European Union issued a directive to adopt Global Base Erosion laws (a/k/a GloBE or Pillar Two) in the EU member countries, in most cases beginning in fiscal year 2024. Many other non-EU member countries agreed to adopt GloBE between fiscal years 2024 and 2025. The GloBE rules, once implemented in the EU and other jurisdictions, could subject us to additional income taxes in those jurisdictions if our effective corporate tax rate in those jurisdictions (determined under the GloBE rules) is below 15%. Accordingly, the GloBE rules could increase tax uncertainty and adversely impact our provision for income taxes. In addition, the GloBE rules have certain transition period provisions that apply to certain intercompany transactions occurring between December 1, 2021 and the effective date of the GloBE rules in a given jurisdiction. These transition period provisions may have an adverse impact on our effective tax rate, and subject us to additional income tax, in some of the jurisdictions who adopt the GloBE rules.
Our tax rate is uncertain and may vary from expectations, which could have a material impact on our results of operations and earnings per share.
There can be no assurance that we will be able to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on us and our affiliates. In addition, the GloBE rules, which have been or are expected to be implemented in most of the jurisdictions where we have operations, and the CAMT may adversely impact our effective corporate tax rate.
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
On June 7, 2017, several countries, including many countries that we operate and have subsidiaries in, adopted the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the "MLI"), which generally is meant to prevent treaty abuse, improve dispute resolution, prevent the artificial avoidance of permanent establishment status and neutralize the effect of hybrid mismatch agreements. The MLI came into affect on July 1, 2018. The MLI may modify effected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. The number of affected tax treaties could eventually be significant. To date, more than 100 jurisdictions have joined the BEPS MLI, out of which most jurisdictions have ratified, accepted, or approved the MLI, and it covers around 1,850 bilateral tax treaties. Signatories include jurisdictions from all continents and all levels of development and other jurisdictions are also actively working towards signature. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates than it is currently taxed, which may increase our effective tax rate.
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
Supply chain disruption might increase our production costs, limit our production capabilities or curtail our operations.
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key raw materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60 and EO, and key components include plastic components, as well as various electronics including control boards and computer chips. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. Also, certain of our key materials and components have a limited number of suppliers. Some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary to our AST operations. Changes in regulatory requirements regarding the use of, or the unavailability or short supply of, these products might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, increased regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely affect us. In response to the active Russia-Ukraine military conflict, we have stopped purchasing cobalt-60 from our Russian supplier. A long-term disruption in cobalt-60 sourced from Russia may negatively impact gamma processing capacity or increase costs in certain portions of our AST operations.
Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.
Business continuity hazards and other risks include: explosions, fires, earthquakes, public health crises, extreme weather conditions, and other disasters; utility or other mechanical failures; unscheduled downtime; labor difficulties; inability to obtain or maintain any required licenses or permits; disruption of communications; data security, preservation and redundancy disruptions; inability to hire or retain key management or employees; disruption of supply or distribution; and regulation of the safety, security or other aspects of our operations.
The occurrence of these types of events has disrupted and may in the future disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. These events also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for injuries occurring at our facilities or as a result of actions of our employees, result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business.
Expectations relating to Corporate Responsibility considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, Customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG priorities and initiatives through information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these laws, regulations and other initiatives involves risks and uncertainties, requires significant investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our priorities and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
As we continue to focus on developing our ESG practices, such practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Many of our Customers are also committing to, and may become subject to legal or regulatory requirements with respect to, long-term targets to reduce greenhouse gas emissions within their supply chains and associated emissions reporting. If we are unable to support Customers in fulfilling these obligations or achieving reductions, we may lose revenue if our Customers find other suppliers who are better able to support such efforts. A failure, or perceived failure, to respond to expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our ordinary shares. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital.
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
There has also been an increased focus from regulators and stakeholders on greenhouse gas emissions and climate-related risks. Both the standard setting and regulatory landscapes are extremely complex and present significant compliance challenges. Many different organizations are promulgating reporting standards and rules that focus on addressing greenhouse gas emissions and climate-related topics. In March 2024, the SEC adopted its final rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which sets forth certain prescriptive rules that would significantly increase our reporting obligations and cost of compliance. Subsequently, the SEC voluntarily stayed the implementation of such rules pending the completion of judicial review by the Court of Appeals for the Eighth Circuit, and it is unclear whether the final rules will be implemented in whole, in part or at all. On January 5, 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information, defines the ESG-related information that companies are required to disclose in accordance with European Sustainability Reporting Standards (“ESRS”) and imposes additional assurance obligations with respect to such disclosures. While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still developing and uncertain, and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD.
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance and regulated materials or processes that we use in our operations may become the focus of litigation.
Our AST segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 50 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is EO sterilization. In the United States, several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly increase the costs of conducting our EO contract sterilization operations or curtail or eliminate the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for material damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
Our EO sterilization operations subject us to claims of liability and associated adverse effects.
Some current or past operators of EO sterilization facilities, including us, have been the target of litigation on behalf of private plaintiffs alleging personal and other injuries as a result of exposure to emissions from such facilities and have experienced adverse judgments and entered into settlements. These developments may increase the likelihood that we will continue to be subject to these claims or that we will be subject to more claims on behalf of similar plaintiffs in the future. Although we believe we have valid defenses to such claims, there can be no assurance that we will prevail on the merits, as the outcome of trials before juries and other aspects of litigation can be highly unpredictable.
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
A pandemic or similar public health crisis could have a material adverse impact on our ability to staff our operations.
As supplier to Healthcare and Life Sciences Customers, we fell within a “critical infrastructure” sector, and were also considered an essential business and therefore were exempt under various stay-at -home/shelter-in-place orders associated with COVID-19. These exemptions, however, may not be available in another pandemic or similar health crisis and there can be no assurance that in such a crisis, we will be able to operate in the same manner. While we believe that we have developed appropriate measures to ensure the health and well-being of our employees for future health crises, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to an illness outside of our workplace. If a large or otherwise impactful number of our employees become ill, incapacitated or are otherwise unable or unwilling to continue working during the current or any future health crises, our operations may be adversely impacted.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel or other compliance matters adversely impact our personnel.
Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Labor market conditions, particularly in the United States, are challenging. The shortage of highly qualified people has led to increased competition, which has led to higher costs and other labor-related difficulties. There is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. In addition, legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention that could have a material adverse effect on the responsibilities and retention of qualified employees.

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.
We rely extensively on information technology (“IT”) systems to conduct business, including but not limited to interacting with Customers and suppliers, fulfilling orders, generating invoices, collecting and making payments, shipping products, providing Customer support, and fulfilling contractual obligations. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting, electronic payment systems, and processing facilities and tools and other hardware, software and technical applications and platforms, including some that employ artificial intelligence (“AI”), some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results. Numerous and evolving cybersecurity threats continue to pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Some of our products, services, and information technology systems contain or use open-source software, which poses additional risks, including potential security vulnerabilities, licensing compliance issues, and quality issues. A security breach, whether of our products, of our Customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. When cybersecurity incidents occur, we expect to follow our incident response policy and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. We maintain cybersecurity liability insurance with terms, conditions, and limits believed to be adequate. However, cybersecurity-related liability or other claims may exceed insurance coverage limits, fines, penalties and regulatory sanctions may not be covered by insurance, or insurance may not continue to be available or available on commercially reasonable terms. Additionally, our insurers might deny claim coverage for valid or other reasons or may become insolvent.
If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches or other cyber incidents, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. In the past, our Customers and resellers of our products have experienced cybersecurity attacks and incidents that have impacted their ability to do business, process payments and sell products, and there can be no assurance that future cybersecurity attacks and incidents affecting our Customers and resellers will not impact our business if and when they occur.
In addition, a large number of our employees, as well as those of our Customers and suppliers, continue to work remotely, which may increase the risk of IT systems vulnerabilities and attacks and unauthorized access of information. Furthermore, there has also been an increase in cybersecurity incidents that appears to be associated with the Ukraine-Russia military conflict. Other future or ongoing conflicts could also result in increases in cybersecurity incidents. Enforcement of the General Data Protection Regulation (“GDPR”) was effective as of May 2018. The GDPR is focused on the protection of personal data not merely the privacy of personal data. The GDPR has created a range of compliance obligations and can impose significant financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). Other legislative or governmental regulatory requirements may come into effect that may similarly increase our compliance obligations or significantly increase our exposure to financial penalties for noncompliance.

RISKS RELATED TO BUSINESS DEVELOPMENT
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, such as our planned divestment of the Dental segment, and other assets, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In the last several fiscal years we have made a number of acquisitions and dispositions. There can be no assurance that any acquisition or disposition will ultimately prove to be a strategic success. Also, we may be unable to find or consummate future acquisitions and divestitures at acceptable prices and terms. We continually evaluate potential business developments opportunities in the ordinary course of business.
Our success with respect to these recent and future acquisitions will depend on our ability to integrate the businesses acquired, retain key personnel, realize identified cost synergies, manage the expanded business footprint and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including: delays in realizing or failure to realize anticipated benefits of the transactions; a termination or delay in the consummation of acquisition or disposition transactions by counterparties; diversion of management’s time and attention from other business concerns; difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses; difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties, including those that may expose us to greater cybersecurity risk; adverse effects on existing business relationships with suppliers or Customers; other events contributing to difficulties in generating future cash flows; risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses and difficulties in obtaining financing.
Our business realignment initiatives may not be as successful as anticipated.
We execute organizational realignments to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. We commit significant resources to identify, develop and retain key employees to maintain uninterrupted leadership and direction. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as our results of operations and financial condition could be materially adversely affected. We cannot offer assurances that any of these initiatives will be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
Our acquisition activity and ability to grow organically may be adversely affected if we are unable to continue to access the financial markets.
We have financed acquisitions through cash on hand, borrowings under our bank credit facilities and through public note offerings. Future acquisitions or other capital requirements and investments will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we have and may need to raise additional funds through new or expanded borrowing arrangements or equity issuances. There can be no assurance that we will be able to obtain additional funds beyond those available under existing bank credit facilities on terms favorable to us, or at all, or that such facilities can be replaced when they terminate.
The integration of acquired businesses into STERIS may not be as successful as anticipated.
We have made large acquisitions of businesses, including the acquisitions of Cantel Medical and Key Surgical. The integration of acquired businesses into STERIS involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of internal controls over financial reporting. Difficulties in integrating acquired businesses into STERIS may result in the business performing differently than expected, in operational challenges, in strategic changes or in the failure to realize anticipated expense-related efficiencies. STERIS’s existing businesses could also be negatively impacted by the integration actions. Potential difficulties that may be encountered in the integration process include, among other factors:

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
•performance shortfalls as a result of the diversion of management’s attention caused by integration activities; and
•the disruption of, or the loss of momentum in, an acquired business and STERIS’s ongoing business or inconsistencies in standards, controls, procedures and policies.
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
Any decrease or delay of any accretion to STERIS’s earnings per share or cash flow from operations per share could cause the price of the STERIS’s ordinary shares to decline.
We incurred a substantial amount of additional debt to complete the Cantel Medical acquisition. Our debt level may limit our financial and business flexibility.
We funded the cash portion of the Cantel Medical acquisition consideration, as well as the refinancing, prepayment, replacement, redemption, repurchase, settlement upon conversion, discharge or defeasance of certain existing indebtedness of Cantel and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, through the incurrence of approximately $2.1 billion of new indebtedness, which includes $1.350 billion of senior notes issued April 1, 2021 and a new delayed draw term loan agreement in the amount of $750 million. We also refinanced or settled approximately $1.0 billion of Cantel’s long-term indebtedness, including convertible debt.
As of March 31, 2024, STERIS had approximately $3.2 billion of indebtedness outstanding. STERIS’s ability to repay all the forgoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Our increased indebtedness could have important consequences to our shareholders, including increasing STERIS’s interest obligations, general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate matters, including dividend payments and stock repurchases, limiting our flexibility in planning for, or reacting to, changes in our business and our industry and creating a disadvantage compared to our competitors with less indebtedness.
STERIS has incurred and expects to incur significant transaction and related costs in connection with business acquisitions and dispositions, which may be in excess of those anticipated.
STERIS has incurred substantial expenses in connection with the negotiation and completion of past business acquisitions and dispositions, including Cantel Medical, Key Surgical and the planned divestment of the Dental segment, and expects to incur similar costs for any future business acquisitions or dispositions.
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
We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operation in the future.
Our total assets include goodwill, intangibles and other long-lived assets. If we determine that these items have become impaired in the future, it may have a material adverse effect on our financial condition and results of operations. As of March 31, 2024, we had recorded goodwill of $4 billion and other intangible assets, net of accumulated amortization of $2 billion. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. During the second quarter of fiscal 2023, in connection with the preparation of our quarterly consolidated financial statements, we identified and recognized a goodwill impairment loss of $490.6 million related to goodwill that arose with respect to the Dental segment acquired in the Cantel acquisition.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
At STERIS, the enterprise risk management (“ERM”) program is designed to identify, assess, and manage risks across STERIS’s enterprise. Cybersecurity risk management is integrated into STERIS’s ERM program, under which we regularly assess cybersecurity risks in accordance with what we believe are industry cybersecurity best practices. Further, we implement controls to protect the confidentiality, integrity and availability of STERIS’s information systems and information. We maintain cybersecurity and incident response procedures to address our security standards and requirements and provide a framework for assessing and responding to cybersecurity threats and incidents. Additionally, as part of our ERM program, STERIS oversees and identifies risks associated with third-party service providers with whom we do business, which process includes due diligence, risk management assessments and contractual safeguards. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity issues.
STERIS has an Executive Cybersecurity Steering Committee consisting of the Senior Vice President & Chief Financial Officer, the Vice President, Chief Accounting Officer, the Vice President, Investor Relations & Corporate Communications, the Vice President & Chief Information Officer (“CIO”), the Vice President, Chief Compliance Officer, the Senior Vice President, General Counsel & Company Secretary, and the Chief Information Security Officer (“CISO”) that is responsible for providing governance, risk and compliance oversight for STERIS’s incident response program, providing guidance and support for cybersecurity non-technical initiatives, and for verifying that appropriate actions are taken following an incident occurrence. We have adopted and maintain an incident response policy that covers our incident response program and the duties and responsibilities of our Incident Response Team (“IRT”) responsible for managing and responding to cybersecurity incidents, including data breaches. Our IRT is led by the CISO and is comprised of senior management and others, including external resources, as required. Our incident response policy includes steps for detecting and investigating cybersecurity incidents, assessing the nature, scope, and severity of cybersecurity threats, identifying the impact of cybersecurity incidents, communicating cybersecurity incident disclosures, and implementing cybersecurity countermeasures and mitigation strategies.

A subcommittee of our IRT reviews and assesses associated public reporting implications of cybersecurity incidents. Our process also includes informing the Board of Directors and the Audit Committee following a material cybersecurity incident.
We engage third-party security experts to support our risk assessment activities and to provide system security enhancements. Our program includes regular vulnerability and penetration testing (internal and external) of our enterprise systems by independent external security experts.
Education and awareness training on information security and data protection is conducted regularly for Associates. Members of the IRT, the Executive Cybersecurity Steering Committee and the Board of Directors receive additional training on responding to cybersecurity incidents.
Our Board of Directors has oversight responsibility for the ERM program, and delegates the risk management assessment and risk management approach, including risks related to cybersecurity, to its Audit Committee. Among other responsibilities, the Audit Committee is responsible for monitoring internal controls, including those related to cybersecurity risk.
Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to monitor such potential cybersecurity risk exposures, putting in place appropriate mitigation measures and maintaining the cybersecurity program. Our cybersecurity program for our information systems is directed by our CIO and, with the cybersecurity team, our CIO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO is CISSP-ISSMP and CISM certified and is part of a team of experienced information system security professionals with diverse certifications, including CISSP, CISM, CNSS, CEH, CySA+, CompTIA - Security+, CySA+, PenTest+, and CASP+ and others. Management, including the CIO and CISO, update the Audit Committee on a regular basis on our cybersecurity program, material cybersecurity risks, mitigation strategies, cybersecurity metrics, developments in cybersecurity and proposed updates to our cybersecurity program.
In fiscal year 2024, STERIS did not experience any cyberattack or other attempted intrusion or other incident with respect to our information systems that materially affected or was likely to materially affect our business strategy, results of operations, financial condition or cash flows. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced or will not experience in the future undetected cybersecurity incidents. For more information about these risks, please see “Item 1A Risk Factors” in this annual report on Form 10-K.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2024. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates. In the following discussion “International” is defined as all countries other than Ireland and the United States.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
The AST global network utilized in delivery of contract sterilization services is comprised of more than 60 owned or leased facilities. These locations are strategically located near Customer manufacturing and distribution sites and core distribution corridors throughout the Americas, Europe and Asia.
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
The Company owns and leases several material manufacturing locations that support the Healthcare, Life Sciences, and AST segments, which are disclosed in the following table:

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
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in Item 7 of Part II, Management's Discussion and Analysis, and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and is incorporated herein by reference thereto.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our ordinary shares are traded on the New York Stock Exchange under the symbol “STE.”
Holders. As of March 31, 2024, there were approximately 390 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 3, 2023 our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500.0 million (net of taxes, fees and commissions), which has no specified expiration date. As of March 31, 2024, there was $500.0 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During fiscal 2024, we had no share repurchase activity pursuant to the previous share repurchase program or the May 3, 2023 authorization. This does not include 27 shares purchased during the year at an average price of $212.65 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During fiscal 2024, we obtained 76,645 of our ordinary shares in the aggregate amount of $11.8 million in connection with share-based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares under the share repurchase program during the fourth quarter of fiscal year 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—	$—	—	$500,000
February 1-28	—	$—	—	500,000
March 1-31	—	$—	—	500,000
Total	—	$—	—	$500,000

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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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
•Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include outsourced reprocessing services and instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our AST segment.
•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, pure steam/water systems, surgical lights and tables, and integrated OR.
•Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes dedicated consumables used in our V-PRO sterilizers and automated endoscope reprocessors, SYSTEM 1 and 1E consumables, gastrointestinal endoscopy accessories, instruments and tools, sterility assurance products, barrier protection solutions, and cleaning consumables.
•Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.
GENERAL OVERVIEW AND EXECUTIVE SUMMARY
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; and services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, outsourced reprocessing; and capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments; however, as a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to exclude discontinued operations for comparability, as required. For more information, refer to Note 4 to our consolidated financial statements titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 13 to our consolidated financial statements titled, "Business Segment Information."
The bulk of our revenues are derived from healthcare, medical device and pharmaceutical Customers. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions.
In addition, there is increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.
Acquisitions. On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company ("BD") (NYSE: BDX). The acquired assets from BD are being integrated into our Healthcare segment.
The purchase price of the acquisition was $539.8 million. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 8 to our consolidated financial statements titled, "Debt."
In addition to the acquisition of BD, we completed two other tuck-in acquisitions during fiscal 2024, which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $6.5 million, net of cash acquired.

During fiscal 2023, we completed several tuck-in acquisitions which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $49.8 million, including potential contingent consideration of $7.3 million.
Divestitures and Discontinued Operations. On April 11, 2024, the Company announced its plan to sell its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction is structured as an equity sale. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income and we have classified our Dental segment's assets and liabilities as held for sale for all periods presented in the accompanying Consolidated Balance Sheets. Previously, the Dental business was a separate reportable segment. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled "Discontinued Operations" and Note 13 titled "Business Segment Information." Proceeds received from the sale will be used to pay off existing debt.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. In fiscal 2025, we recorded net proceeds of $41.5 million. The business generated approximately $35.0 million in revenue during fiscal 2024.
For more information regarding our recent acquisitions and divestitures, see Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Highlights.  Revenues increased $602.4 million, or 13.3%, to $5,138.7 million for the year ended March 31, 2024, as compared to $4,536.3 million for the year ended March 31, 2023. These increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Our gross profit percentage decreased to 43.2% for fiscal 2024 as compared to 43.7% for fiscal 2023. Unfavorable impacts from productivity, inflationary cost increases for materials and labor, and restructuring charges were partially offset by favorable impacts from pricing.
Fiscal 2024 income from operations increased 5.7% to $836.1 million over fiscal 2023 income from operations of $791.1 million. This increase was primarily due to the benefit of higher volume and pricing during fiscal 2024 which was partially offset by restructuring charges incurred during fiscal 2024.
Cash flows provided by operating activities were $973.3 million and free cash flow was $620.3 million in fiscal 2024 compared to cash flows provided by operating activities of $756.9 million and free cash flow of $409.6 million in fiscal 2023 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Cash flows from operations resulted from the increase in operating activity and lower use of cash for working capital requirements. The increase in free cash flow was driven by cash flows from operations as capital spending in fiscal 2024 was comparable to fiscal 2023.
Our debt-to-total capital ratio was 33.7% at March 31, 2024. During the year, we increased our quarterly dividend for the eighteenth consecutive year to $0.52.
Outlook. In fiscal 2025 and beyond, we expect to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services. We anticipate continued inflation pressure in fiscal 2025, but not at the significant level experienced in fiscal 2024 and 2023. Please refer to "Information With Respect to Our Business In General" in Item 1."Business" to this Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES
We, at times, refer to financial measures which are considered to be “non-GAAP financial measures” under the Securities and Exchange Commission rules. We, at times, also refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the periods presented.
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
The following table summarizes the calculation of our free cash flow for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$973,274	$756,947
Purchases of property, plant, equipment and intangibles, net	(360,326)	(361,969)
Proceeds from the sale of property, plant, equipment and intangibles	7,381	14,587
Free cash flow	$620,329	$409,565
RESULTS OF OPERATIONS
In the following subsections, we discuss our performance and the factors affecting it. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments. As a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. Therefore, the discussion within this Results of Operations section excludes discontinued operations and relates solely to our continuing operations.
The discussion of and factors affecting our performance for the year ended March 31, 2023 compared to the fiscal year ended March 31, 2022 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended March 31, 2023.

FISCAL 2024 AS COMPARED TO FISCAL 2023
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2024 to the year ended March 31, 2023:

	Years Ended March 31,			Percent
(dollars in thousands)	2024	2023	Change	Change
Total revenues	$5,138,701	$4,536,266	$602,435	13.3%

Revenues by type:
Service revenues	2,374,747	2,172,512	202,235	9.3%
Consumable revenues	1,502,378	1,293,284	209,094	16.2%
Capital equipment revenues	1,261,576	1,070,470	191,106	17.9%

Revenues by geography (1):
Ireland revenues	82,695	74,292	8,403	11.3%
United States revenues	3,751,437	3,254,373	497,064	15.3%
Other foreign revenues	1,304,569	1,207,601	96,968	8.0%
(1) Allocation of revenue by geography is based on the location of delivery or distribution of products or location where services are performed.
Revenues increased $602.4 million, or 13.3%, to $5,138.7 million for the year ended March 31, 2024, as compared to $4,536.3 million for the year ended March 31, 2023. These increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Service revenues for fiscal 2024 increased $202.2 million, or 9.3% over fiscal 2023, reflecting growth in the Healthcare, AST, and Life Sciences segments. Consumable revenues for fiscal 2024 increased $209.1 million, or 16.2%, over fiscal 2023, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues for fiscal 2024 increased by $191.1 million, or 17.9%, over fiscal 2023, reflecting growth in the Healthcare and Life Sciences segments, which were partially offset by a decline in the AST segment.
Ireland revenues for fiscal 2024 were $82.7 million, representing an increase of $8.4 million, or 11.3%, over fiscal 2023 revenues of $74.3 million, reflecting growth in service and consumable revenues, which were partially offset by a decline in capital equipment revenues.
United States revenues for fiscal 2024 were $3,751.4 million, representing an increase of $497.1 million, or 15.3%, over fiscal 2023 revenues of $3,254.4 million, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations for fiscal 2024 were $1,304.6 million, representing an increase of $97.0 million, or 8.0% over the fiscal 2023 revenues of $1,207.6 million. The increase reflects growth within the Europe, Middle East & Africa, Canada, Asia Pacific and Latin American regions driven by increases in service, consumable, and capital equipment revenues.
Gross Profit. The following table compares our gross profit for the year ended March 31, 2024 to the year ended March 31, 2023:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$1,247,872	$1,092,391	$155,481	14.2%
Service	970,288	888,335	81,953	9.2%
Total gross profit	$2,218,160	$1,980,726	$237,434	12.0%
Gross profit percentage:
Product	45.1%	46.2%
Service	40.9%	40.9%
Total gross profit percentage	43.2%	43.7%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage decreased to 43.2% for fiscal 2024 as compared to 43.7% for fiscal 2023. Unfavorable impacts from inflation and material costs (120 basis points), restructuring charges (40 basis points), adjustments and other charges (40 basis points), productivity (30 basis points), and fluctuations in currency (10 basis points) were partially offset by favorable impacts from pricing (150 basis points), mix (30 basis points), and acquisitions (10 basis points).
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2024 to the year ended March 31, 2023:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$1,252,318	$1,090,663	$161,655	14.8%
Research and development	103,679	98,477	5,202	5.3%
Restructuring expenses	26,045	485	25,560	NM
Total operating expenses	$1,382,042	$1,189,625	$192,417	16.2%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 14.8% in fiscal 2024 over fiscal 2023. The fiscal 2024 increase is primarily attributable to increased compensation, including incentive compensation and benefit costs, as well as increase in dealer incentives and professional fees.
Research and Development. Research and development expenses increased $5.2 million in fiscal 2024 over fiscal 2023. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2024, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. We adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Less than 300 positions are being eliminated. These restructuring actions are designed to enhance profitability and improve efficiency, and we expect to be substantially complete with the actions by the end of fiscal 2025. We are anticipating improvements in income from operations of approximately $25.0 million per year, with the majority of the benefit being in fiscal 2026 and beyond due to timing of actions.
We have incurred pre-tax expenses totaling $44.4 million related to these restructurings in fiscal 2024, of which $26.1 million was recorded as restructuring expenses and $18.3 million was recorded in Cost of revenues. A total of $19.0 million and $25.4 million was recorded to the Healthcare and AST segments, respectively, while a total of $40.0 thousand was related to Corporate. We expect to incur additional restructuring expenses related to this plan of approximately $55.3 million, which includes $51.3 million related to Healthcare, $3.0 million related to AST, $0.8 million related to Life Sciences, and $0.2 million related to Corporate. The $55.3 million is comprised of $36.2 million related to severance and other compensation related costs, $15.3 million related to lease and other contract termination and other costs, and $3.8 million related to accelerated depreciation and amortization.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2024 related to the Restructuring Plan:

Year Ended March 31, 2024	Restructuring Plan
Asset impairment	$25,392
Product rationalization (1)	18,320
Severance and other compensation related costs	678
Total Restructuring Expense	$44,390
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous (income) expense. The following table compares our net non-operating expenses, net for the year ended March 31, 2024 to the year ended March 31, 2023:

	Years Ended March 31,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$144,351	$107,956	$36,395
Interest and miscellaneous (income) expense	(11,043)	2,879	(13,922)
Non-operating expenses, net	$133,308	$110,835	$22,473
Interest expense increased $36.4 million during fiscal 2024 over fiscal 2023, primarily due to higher interest rates and principal amount of outstanding floating rate debt. For more information, refer to Note 8 to our consolidated financial statements titled, "Debt."
The fluctuation in interest and miscellaneous (income) expense during fiscal 2024, as compared to fiscal 2023, totaled $13.9 million and is primarily attributable to gains recognized as a result of mark to market adjustments which were realized upon the sale of an equity investment as well as interest income accrued on an income tax refund. Additional information regarding the mark to market adjustments of our equity investments is included in Note 19 to our consolidated financial statements titled, "Fair Value Measurements."
Income Tax Expense. The following table compares our tax expense and effective income tax rates for the years ended March 31, 2024 and March 31, 2023:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$149,530	$124,069	$25,461	20.5%
Effective income tax rate	21.3%	18.2%
The effective income tax rates from continuing operations for fiscal 2024 was 21.3% compared to 18.2% for fiscal 2023. The fiscal 2024 effective tax rate from continuing operations increased when compared to 2023, primarily due to non-recurring favorable discrete items recognized in fiscal 2023. Additional information regarding our income tax expense and effective income tax rate, is included in Note 10 to our consolidated financial statements titled, "Income Taxes."
Business Segment Results of Operations.
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments; however, as a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our AST segment supports medical device and pharmaceutical manufacturers through a global network of contract sterilization and laboratory testing facilities, and integrated sterilization equipment and control systems. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Our Life Sciences segment provides a comprehensive offering of products and services designed to support biopharmaceutical and medical device research and manufacturing facilities, in particular those focused on aseptic manufacturing. Our portfolio includes a full suite of consumable products, equipment maintenance, specialty services, and capital equipment.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For more information regarding our segments please refer to Note 13 to our consolidated financial statements titled, "Business Segment Information," and Item 1, "Business."

The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the year ended March 31, 2024 to the year ended March 31, 2023.

	Years ended March 31,
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$3,613,019	$3,085,131	$119,285	$—	$13,584	17.1%	13.2%	12.8%
AST	953,980	914,431	—	—	10,449	4.3%	4.3%	3.2%
Life Sciences	571,702	536,704	—	—	3,621	6.5%	6.5%	5.8%
Total	$5,138,701	$4,536,266	$119,285	$—	$27,654	13.3%	10.7%	10.0%
Note: Organic revenue growth and constant currency organic revenue growth are non-GAAP financial measures of revenue performance. Organic revenue growth is calculated by removing the impact of acquisitions and divestitures for one year following the respective transaction from the GAAP revenue growth. Constant currency organic revenue growth is subject to a further adjustment to eliminate the impact of foreign currency movements.
Healthcare revenues increased 17.1% in fiscal 2024, as compared to fiscal 2023, reflecting growth in capital equipment, consumable, and service revenues of 21.7%, 18.9%, 11.8%, respectively. The constant currency organic growth of 12.8% is primarily due to increased volume, impacting revenues by a low double digit percentage, as well as increased pricing.
The Healthcare segment’s backlog at March 31, 2024 amounted to $353.8 million. The Healthcare segment's backlog at March 31, 2023 was $494.7 million. The decrease is due to increased shipments during fiscal 2024 as compared to fiscal 2023, resulting from shortened lead times and easing of supply chain constraints.
AST revenues increased 4.3% in fiscal 2024, as compared to fiscal 2023. The constant currency organic growth of 3.2% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, partially offset by lower volume. Revenue was negatively impacted by medical device Customer inventory management and the continued reduction in demand from bioprocessing Customers.
Life Sciences revenues increased 6.5% in fiscal 2024, as compared to fiscal 2023 reflecting growth in service, capital equipment, and consumable revenues of 11.1%, 5.5%, 4.3% respectively. The constant currency organic growth of 5.8% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as higher volume.
The Life Sciences backlog at March 31, 2024 and 2023 amounted to $71.4 million and $104.9 million, respectively. The decrease is primarily due to the timing of shipments and a decrease in orders as compared to the same period in the prior year.

The following table compares business segment and Corporate operating income for the year ended March 31, 2024 to the year ended March 31, 2023

	Years ended March 31,			Percent
(dollars in thousands)	2024	2023	Change	Change
Operating income (loss):
Healthcare	871,358	706,020	165,338	23.4%
AST	439,744	429,020	10,724	2.5%
Life Sciences	221,349	210,225	11,124	5.3%
Corporate	(348,497)	(264,974)	(83,523)	31.5%
Total operating income before adjustments	$1,183,954	$1,080,291	$103,663	9.6%
Less: Adjustments
Amortization of acquired intangible assets (1)	266,420	256,355
Acquisition and integration related charges (2)	25,526	23,486
Tax restructuring costs (3)	620	661
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	(3,100)
Net loss (gain) on divestiture of businesses (1)	873	(67)
Amortization of inventory and property "step up" to fair value (1)	10,032	11,370
Restructuring charges (4)	44,365	485
Income from operations	$836,118	$791,101
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the Redomiciliation and subsequent tax restructuring.
(4) For more information regarding our restructurings, refer to Note 2 to our consolidated financial statements titled, "Restructuring."

The Healthcare segment’s operating income increased $165.3 million to $871.4 million in fiscal year 2024, as compared to $706.0 million in fiscal year 2023. The segment's operating margins were 24.1% for fiscal year 2024 and 22.9% for fiscal year 2023. The increase in operating income and margin for the year is primarily due to the benefits of higher volume, including added volume from the acquisition of assets from BD, and pricing, which were partially offset by increased compensation, mostly due to commissions, and increased costs caused by inflation.
The AST segment’s operating income increased $10.7 million to $439.7 million in fiscal year 2024, as compared to $429.0 million in fiscal year 2023. The increase in operating income is primarily due to favorable pricing. The AST segment's operating margins were 46.1% for fiscal year 2024 and 46.9% for fiscal year 2023. The decrease in operating margin is primarily due to higher labor costs and decreased productivity, which exceeded the benefits of favorable pricing.
The Life Sciences business segment’s operating income increased $11.1 million to $221.3 million in fiscal year 2024, as compared to $210.2 million in fiscal year 2023. The increase in operating income was primarily due to favorable pricing and volume, which were partially offset by increased costs caused by inflation. The segment’s operating margins were 38.7% for fiscal year 2024 and 39.2% for fiscal year 2023. The decrease in operating margin was primarily due to increased costs due to inflation, which exceeded the benefits of favorable pricing.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$973,274	$756,947
Net cash used in investing activities	(887,361)	(383,330)
Net cash used in financing activities	(85,186)	(498,718)
Debt-to-total capital ratio	33.7%	33.6%
Free cash flow	$620,329	$409,565
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $973.3 million for the year ended March 31, 2024, compared to $756.9 million for the year ended March 31, 2023. Net cash provided by operating activities increased in fiscal 2024 by 28.6% over fiscal 2023, and resulted from the increase in operating activity and lower use of cash for working capital requirements.
Net Cash Used In Investing Activities – The net cash used in our investing activities was $887.4 million for the year ended March 31, 2024, compared to $383.3 million for the year ended March 31, 2023. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2024 and 2023:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures was comparable in fiscal 2024 and 2023, totaling $360.3 million and $362.0 million for fiscal 2024 and 2023, respectively.
•Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2024 and 2023 we received $7.4 million and $14.6 million, respectively, for proceeds from the sale of property, plant, equipment and intangibles. The fiscal 2024 proceeds primarily related to the sale of a facility previously used by the AST segment. The fiscal 2023 proceeds were primarily from the sale of a facility previously used by the Dental segment.
•Proceeds from the sale of business – During fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022. During 2023, we sold the remaining component of the Animal Healthcare business for $6.6 million. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Proceeds from the sale of investments – During fiscal 2024, we received $3.9 million in proceeds from the sale of one of our equity investments. For more information refer to Note 19 to our consolidated financial statements, titled "Fair Value Measurements."
•Investment in convertible notes – During fiscal 2024, we invested $1.5 million in convertible notes related to funding the development of intellectual property.
•Acquisition of businesses, net of cash acquired – During fiscal 2024 and 2023, we used $546.3 million and $42.6 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – Net cash used in financing activities was $85.2 million for the year ended March 31, 2024, compared to net cash used in financing activities of $498.7 million for the year ended March 31, 2023. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2024 and 2023:
•Payments on term loans – During fiscal 2024 and 2023, we repaid $60.0 million and $156.9 million of our term loans, respectively. For more information on our term loans, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Payments on Private Placement Senior Notes – During fiscal 2023, we repaid $91.0 million of private placement debt. For more information on our Private Placement Senior Notes, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Proceeds under credit facilities, net – Net proceeds received under credit facilities totaled $181.5 million and $241.7 million for fiscal 2024 and 2023, respectively. At the end of fiscal 2024, $484.5 million of debt was outstanding under our bank credit facility, compared to $301.7 million of debt outstanding under this facility at the end of fiscal 2023. We provide additional information about our bank credit facility in Note 8 to our consolidated financial statements titled, "Debt."
•Acquisition related deferred or contingent consideration – During fiscal 2024 and 2023, we paid $6.2 million and $1.5 million in acquisition related deferred and contingent consideration, respectively. The fiscal 2024 increase is primarily related to the payout of contingent consideration from a prior acquisition in the amount of $5.0 million.
•Repurchases of ordinary shares – During fiscal 2024 and 2023, we obtained 76,645 and 79,169, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.8 million and $13.5 million, respectively. During fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. During fiscal 2023, we purchased 1,563,983 of our ordinary shares through our share repurchase program in the aggregate amount of $295.0 million. We provide additional information about our share repurchases in Note 15 to our consolidated financial statements titled, "Repurchases of Ordinary Shares."
•Cash dividends paid to ordinary shareholders – During fiscal 2024, we paid cash dividends totaling $200.6 million or $2.03 per outstanding share. During fiscal 2023, we paid cash dividends totaling $183.5 million or $1.84 per outstanding share.
•Transactions with noncontrolling interest holders – During fiscal 2024 and 2023, we paid $1.6 million and $0.8 million, respectively, in distributions to noncontrolling interest holders. During fiscal 2024, we also received $3.0 million in contributions from noncontrolling interest holders.

•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2024 and fiscal 2023, we received cash proceeds totaling $10.5 million and $1.8 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $973.3 million in fiscal 2024 compared to $756.9 million in fiscal 2023. Free cash flow was $620.3 million in fiscal 2024, compared to $409.6 million in fiscal 2023 (see subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2024 increase in free cash flow was driven by cash flows from operations as capital spending in fiscal 2024 was comparable to fiscal 2023.
Our debt-to-total capital ratio was 33.7% at March 31, 2024 and 33.6% at March 31, 2023.
Sources of Credit.  Our sources of credit as of March 31, 2024 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2024 Amounts Outstanding	March 31, 2024 Amounts Available
Sources of Credit
Private Placement Senior Notes	$751,433	—	$751,433	$—
Term Loan	45,000	—	45,000	—
Delayed Draw Term Loan	593,126	—	593,126	—
Revolving Credit Agreement (1)	1,250,000	11,444	484,529	754,027
Senior Public Notes	1,350,000	—	1,350,000	—
Total Sources of Credit	$3,989,559	$11,444	$3,224,088	$754,027
(1) At March 31, 2024, there were $11.4 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2024 are summarized below:
•On March 19, 2021, the Company, STERIS Corporation, STERIS Limited (“Limited”), and STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo"), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,250.0 million revolving credit facility (the “Revolver”), which replaced a prior revolving credit agreement.
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
•On April 1, 2021, FinCo (the "Issuer") completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of the Issuer’s 2.70% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of the Issuer’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, the Company, STERIS Corporation and Limited (the “Guarantors”) and U.S. Bank National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis. The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021, until their respective maturities.
•As of March 31, 2024, a total of $484.5 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2024. At March 31, 2024, we had $754.0 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2024, there was $11.4 million in letters of credit outstanding under the Credit Agreement. As of March 31, 2024, $45.0 million and $593.1 million were outstanding under the Term Loan and Delayed Draw Term Loan, respectively.

Our outstanding Private Placement Senior Notes at March 31, 2024 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2024
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	64,708
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,569
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	56,799
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,491
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,866
Total Senior Notes			$751,433
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
At March 31, 2024, we were in compliance with all financial covenants associated with our indebtedness. For additional information on our sources of funding and credit, refer to Note 8 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2024, our capital expenditures amounted to $360.3 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2025, we plan to continue to invest in facility expansions, particularly within the Healthcare and AST segments and in ongoing maintenance for existing facilities.

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
Our material future cash obligations and commercial commitments as of March 31, 2024 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments. Due to the announced sale of the Dental segment, Dental is classified as a discontinued operation. As such, obligations included below do not include the Dental segment.

	Payments due by March 31,
(dollars in thousands)	2025	2026	2027	2028	2029 and thereafter	Total
Material Future Cash Obligations:
Debt	$165,938	$662,029	$614,396	$150,000	$1,631,725	$3,224,088
Operating leases	37,947	32,598	23,094	18,662	104,609	216,910
Purchase obligations	167,211	48,855	—	—	—	216,066
Benefit payments under defined benefit plans	4,842	4,761	4,901	5,017	33,334	52,855
Trust assets available for benefit payments under defined benefit plans	(4,842)	(4,761)	(4,901)	(5,017)	(33,334)	(52,855)
Benefit payments under other post-retirement benefits plans	994	890	804	712	2,906	6,306
Total Material Future Cash Obligations	$372,090	$744,372	$638,294	$169,374	$1,739,240	$3,663,370
The table above includes only the principal amounts of our material future cash obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 8 to our consolidated financial statements titled, “Debt.”
Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases and long-term construction contracts.
The table above excludes contributions we make to our defined contribution plans. Our future contributions to the defined contribution plans depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement benefits plan in Note 11 to our consolidated financial statements titled, "Benefit Plans."

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2025	2026	2027	2028	2029 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	90,095	445	7,998	1,359	$530	$100,427
Letters of credit as security for self-insured risk retention policies	9,975	—	—	—	—	9,975
Total Commercial Commitments	$100,070	$445	$7,998	$1,359	$530	$110,402
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
STERIS plc ("Parent") and its wholly-owned subsidiaries, Limited and STERIS Corporation (collectively "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of FinCo, a wholly-owned subsidiary issuer, under Senior Public Notes issued by FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes, borrowings under the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan.
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
The following tables present summarized results of operations for the year ended March 31, 2024 and summarized balance sheet information at March 31, 2024 and 2023 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Twelve Months Ended
March 31,
2024

Revenues	$2,895,406
Gross profit	1,658,167
Operating costs arising from transactions with non-issuers and non-guarantors - net	752,338
Income from operations	916,773
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	396,113
Net income	$359,726

Summarized Balance Sheet Information
(in thousands)
	March 31,	March 31,
	2024	2023
Receivables due from non-issuers and non-guarantor subsidiaries	$19,120,843	$17,797,185
Other current assets	846,149	614,233
Total current assets	$19,966,992	$18,411,418

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,797,274	$1,827,125
Goodwill	292,559	96,892
Other non-current assets	642,240	303,223
Total non-current assets	$2,732,073	$2,227,240

Payables due to non-issuers and non-guarantor subsidiaries	$21,415,901	$19,347,473
Other current liabilities	289,047	255,746
Total current liabilities	$21,704,948	$19,603,219

Non-current payables due to non-issuers and non-guarantor subsidiaries	$598,730	$684,985
Other non-current liabilities	3,247,978	3,128,853
Total non-current liabilities	$3,846,708	$3,813,838
Credit Ratings
STERIS's Senior Public Notes have been assigned the following credit ratings:

	Standard & Poor's	Moody's	Fitch
Credit Ratings (1)	BBB	Baa2	BBB
(1) Effective April 18, 2024
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2024, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Inventories and Reserves. Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out cost method. Inventory costs include material, labor, and overhead.
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
Purchase Accounting and Goodwill.  Assets and liabilities of the business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their estimated useful lives with the exception of indefinite lived intangible assets. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of the purchase price to intangible assets and goodwill has a significant impact on future operating results.
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
Additional information regarding income taxes is included in Note 10 to our consolidated financial statements titled, “Income Taxes.”
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both known losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our Consolidated Balance Sheets. Our accrual for self-insured risk retention as of March 31, 2024 and 2023 was $30.7 million and $30.4 million, respectively and is included in Accrued expenses and other and Other liabilities in our Consolidated Balance Sheets.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 12 to our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
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
Additional information regarding our commitments and contingencies is included in Note 12 to our consolidated financial statements titled, "Commitments and Contingencies."
Benefit Plans.  We provide defined benefit pension plans for certain employees and retirees. In addition, we sponsor an unfunded post-retirement benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2024 projected benefit obligations and the fiscal 2024 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Unfunded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2024
Benefit obligations:
Discount rate	4.80%	3.40%	1.50%	3.80%	3.50%	4.80%	5.00%
Assumptions used to determine fiscal 2024
Net periodic benefit costs:
Discount rate	4.70%	3.70%	1.50%	2.00%	2.20%	4.85%	4.75%
Expected return on plan assets	6.10%	3.70%	1.50%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2024 benefit costs by less than $0.2 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2024 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $8.0 million at March 31, 2024.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7.5% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2024:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	1	(1)

We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. Note 11 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about our pension and other post-retirement welfare benefits plans.

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, statements related to the expected benefits of and timing of completion of the Restructuring Plan, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the ability to consummate the previously announced sale of STERIS’s Dental business segment (the “Transaction”) on the expected terms and within the anticipated time period, or at all, which is dependent on the satisfaction of certain closing conditions, some of which are outside of STERIS’s control, (b) STERIS’s ability to realize the expected benefits of the Transaction, including the earnout payment, (c) the risk that regulatory approvals that are required to complete the Transaction may not be received, may take longer than expected or may impose adverse conditions, (d) the impact of public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (e) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland , (f) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (g) STERIS’s ability to successfully integrate acquired businesses into its existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of such businesses, (h) uncertainties related to tax treatments under the TCJA and the IRA, (i) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (j) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (k) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (l) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (m) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (n) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (o) the potential of international unrest, including the Russia-Ukraine or Israel-Hamas military conflicts, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (p) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (q) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (r) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (s) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (t) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (u) the possibility that anticipated financial results or benefits of recent acquisitions, of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (v) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs,

(w) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (x) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (y) the possibility that our expectations about the pre-tax savings resulting from the Restructuring Plan, the number of positions eliminated pursuant to the Restructuring Plan and the costs, charges and cash expenditures associated with the Restructuring
Plan may not be realized on the timeline or timelines we expect, or at all.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2024, we had $2,101.4 million in fixed rate senior notes outstanding. As of March 31, 2024, we had $484.5 million in outstanding borrowings under our Credit Agreement and $638.1 million in term loans which are exposed to changes in interest rates. Based upon our debt structure at March 31, 2024, a hypothetical 100 basis point increase in floating interest rates would increase annual interest expense by approximately $11.2 million. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 8 to our consolidated financial statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 20 to our consolidated financial statements titled, “Reclassifications out of Accumulated Other Comprehensive (Loss) Income,” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 30% of our revenues and 20% of our Cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2024, we held foreign currency forward contracts to buy 48.0 million British pounds sterling and 4.0 million euros; and to sell 150.0 million Mexican pesos, and 18.0 million Australian dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our Cost of revenues. At March 31, 2024, we held commodity swap contracts to buy 789.0 thousand pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2024 expressed an unqualified opinion thereon.
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
As discussed in Note 10 to the consolidated financial statements, the Company received two notices of proposed tax adjustments from the U.S. Internal Revenue Service (the “IRS”) regarding deemed dividend inclusions and associated withholding tax for fiscal year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50 million. The Company believes it is more-likely-than-not that they will be able to sustain the tax benefit recognized in the U.S. and has not recorded a liability for an uncertain tax position related to this matter.
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
Our audit procedures included, among others, involving income tax subject matter resources to assess the technical merits of the Company’s tax positions related to the deemed dividend inclusions and associated withholding tax. We assessed the Company’s correspondence with the relevant tax authorities and evaluated income tax opinions and other third-party advice obtained by the Company. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and we tested the accuracy of the calculations performed. We also evaluated the adequacy of the Company’s disclosures included in Note 10 to the consolidated financial statements in relation to these matters.

Description of the Matter	Valuation of the customer relationships intangible asset related to the acquisition of the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton Dickinson (BD)
As discussed in Note 3 to the consolidated financial statements, on August 2, 2023, the Company purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from BD for $539,758 thousand. The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired, liabilities assumed and noncontrolling interests be recognized at their respective fair values as of the acquisition date. The Company preliminarily allocated $238,000 thousand of the purchase price to the fair value of the acquired customer relationships intangible asset. The purchase price allocation for BD is preliminary. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed.
Auditing management’s preliminary valuation of the customer relationships intangible asset associated with this acquisition was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair value of the customer relationships intangible asset under an income approach using discounted cash flows. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to the underlying assumption related to the customer attrition rate. This significant assumption is forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for the customer relationships intangible asset, including controls over management’s review of the significant assumption in the determination of fair value under the income approach.
To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company’s selection of the valuation method, testing the significant assumption used by the Company and testing the completeness and accuracy of the underlying data. For example, we performed analyses to evaluate the sensitivity of changes in the assumption to the fair value of the customer relationships intangible asset and compared the significant assumption to current industry, market, and economic trends, and historical results of the acquired business. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumption used by the Company to determine the preliminary fair value estimate of the customer relationships intangible asset, including the customer attrition rate.

We have served as the Company’s auditor since 1989.

/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2024

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$207,020	$208,357
Accounts receivable (net of allowances of $22,984 and $19,284, respectively)	1,008,315	864,988
Inventories, net	674,535	604,410
Prepaid expenses and other current assets	174,349	176,107
Current assets held for sale	804,904	157,580
Total current assets	2,869,123	2,011,442
Property, plant, and equipment, net	1,765,180	1,632,775
Lease right-of-use assets, net	173,201	166,553
Goodwill	4,070,712	3,879,219
Intangibles, net	2,119,282	2,076,699
Other assets	66,199	77,892
Non-current assets held for sale	—	977,259
Total assets	$11,063,697	$10,821,839
Liabilities and equity
Current liabilities:
Accounts payable	$251,723	$264,165
Accrued income taxes	13,640	40,477
Accrued payroll and other related liabilities	164,831	118,463
Short-term lease obligations	31,239	30,065
Short term indebtedness	85,938	60,000
Accrued expenses and other	319,744	298,032
Current liabilities held for sale	64,012	50,642
Total current liabilities	931,127	861,844
Long-term indebtedness	3,120,162	3,018,655
Deferred income taxes, net	479,688	617,538
Long-term lease obligations	145,828	139,557
Other liabilities	71,546	76,137
Non-current liabilities held for sale	—	20,936
Total liabilities	$4,748,351	$4,734,667
Commitments and contingencies (see Note 12)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,883 and 98,629 ordinary shares issued and outstanding, respectively	4,543,176	4,486,375
Retained earnings	2,087,645	1,911,533
Accumulated other comprehensive loss	(328,657)	(320,710)
Total shareholders’ equity	6,302,164	6,077,198
Noncontrolling interests	13,182	9,974
Total equity	6,315,346	6,087,172
Total liabilities and equity	$11,063,697	$10,821,839

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2024	2023	2022

Revenues:
Product	$2,763,954	$2,363,754	$2,194,620
Service	2,374,747	2,172,512	2,028,783
Total revenues	5,138,701	4,536,266	4,223,403
Cost of revenues:
Product	1,516,082	1,271,363	1,191,619
Service	1,404,459	1,284,177	1,148,777
Total cost of revenues	2,920,541	2,555,540	2,340,396
Gross profit	2,218,160	1,980,726	1,883,007
Operating expenses:
Selling, general, and administrative	1,252,318	1,090,663	1,318,481
Research and development	103,679	98,477	86,663
Restructuring expenses	26,045	485	48
Total operating expenses	1,382,042	1,189,625	1,405,192
Income from operations	836,118	791,101	477,815
Non-operating expenses, net:
Interest expense	144,351	107,956	89,490
Fair value adjustment related to convertible debt, premium liability	—	—	27,806
Interest and miscellaneous (income) expense	(11,043)	2,879	(6,284)
Total non-operating expenses, net	133,308	110,835	111,012
Income from continuing operations before income tax expense	702,810	680,266	366,803
Income tax expense	149,530	124,069	82,344
Income from continuing operations, net of income tax	553,280	556,197	284,459
Loss from discontinued operations, net of income tax	(173,201)	(450,384)	(41,589)
Net income	380,079	105,813	242,870
Less: Net income (loss) attributable to noncontrolling interests	1,840	(1,217)	(1,018)
Net income attributable to shareholders	$378,239	$107,030	$243,888

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$5.58	$5.59	2.93
Discontinued Operations	$(1.75)	$(4.52)	(0.43)
Total	$3.83	$1.07	$2.50

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$5.55	$5.56	2.90
Discontinued Operations	$(1.74)	$(4.49)	(0.42)
Total	$3.81	$1.07	$2.48

Cash dividends declared per ordinary share outstanding	$2.03	$1.84	$1.69
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Years Ended March 31,	2024	2023	2022

Net income	$380,079	$105,813	$242,870
Less: Net income (loss) attributable to noncontrolling interests	1,840	(1,217)	(1,018)
Net income attributable to shareholders	$378,239	$107,030	$243,888

Other comprehensive loss
Defined benefit plan changes (net of tax (benefit) expense of $(155), $521, and $507, respectively)	(736)	(1,264)	6,795
Change in cumulative foreign currency translation adjustment	(7,211)	(109,638)	(155,360)
Total other comprehensive loss attributable to shareholders	(7,947)	(110,902)	(148,565)
Comprehensive income (loss) attributable to shareholders	$370,292	$(3,872)	$95,323
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2024	2023	2022

Operating activities:
Net income	$380,079	$105,813	$242,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	565,244	552,897	553,104
Deferred income taxes	(131,412)	(185,913)	(106,620)
Share-based compensation expense	56,535	38,951	57,660
Loss on the disposal of property, plant, equipment, and intangibles, net	24,997	22,193	15,117
Loss on classification as held for sale	206,444	—	—
Loss (gain) on sale of businesses	873	(67)	(874)
Gain on sale of investments	(546)	—	—
Fair value adjustment related to convertible debt, premium liability	—	—	27,806
Amortization of inventory fair value adjustments	4,822	7,363	66,663
Goodwill impairment loss	—	490,565	—
Other items	12,316	(24,832)	(21,639)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(128,069)	(133,304)	(51,969)
Inventories, net	(37,450)	(123,921)	(102,922)
Other current assets	(1,552)	(24,086)	7,126
Accounts payable	(18,962)	53,342	14,887
Accruals and other, net	39,955	(22,054)	(16,398)
Net cash provided by operating activities	973,274	756,947	684,811
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(360,326)	(361,969)	(287,563)
Proceeds from the sale of property, plant, equipment, and intangibles	7,381	14,587	1,741
Proceeds from the sale of businesses	9,458	6,624	169,712
Proceeds from the sale of investments	3,882	—	—
Investment in convertible notes	(1,500)	—	—
Acquisition of businesses, net of cash acquired	(546,256)	(42,572)	(550,449)
Net cash used in investing activities	(887,361)	(383,330)	(666,559)
Financing activities:
Proceeds from issuance of senior public notes	—	—	1,350,000
Proceeds from term loans	—	—	650,000
Payments on term loans	(60,000)	(156,875)	(345,000)
Payments on Private Placement Senior Notes	—	(91,000)	(721,284)
Payments on convertible debt	—	—	(371,361)
Proceeds (payments) under credit facilities, net	181,486	241,657	(190,174)
Deferred financing fees and debt issuance costs	—	—	(17,472)
Acquisition related deferred or contingent consideration	(6,242)	(1,471)	(32,679)
Repurchases of ordinary shares	(11,765)	(308,565)	(55,777)
Cash dividends paid to ordinary shareholders	(200,570)	(183,498)	(163,169)
Distributions to noncontrolling interest holders	(1,561)	(794)	(997)
Contributions from noncontrolling interest holders	2,994	—	3,672
Stock option and other equity transactions, net	10,472	1,828	10,071
Net cash (used in) provided by financing activities	(85,186)	(498,718)	115,830
Effect of exchange rate changes on cash and cash equivalents	(2,064)	(14,862)	(6,293)
(Decrease) increase in cash and cash equivalents	(1,337)	(139,963)	127,789
Cash and cash equivalents at beginning of period	208,357	348,320	220,531
Cash and cash equivalents at end of period	$207,020	$208,357	$348,320
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2021	85,353	$2,002,825	$1,939,408	$(61,243)	$10,478	$3,891,468
Comprehensive income:
Net income (loss)	—	—	243,888	—	(1,018)	242,870
Other comprehensive loss	—	—	—	(148,565)	—	(148,565)
Repurchases of ordinary shares	(353)	(34,894)	(20,883)	—	—	(55,777)
Equity compensation programs and other	770	67,499	—	—	—	67,499
Cash dividends – $1.69 per ordinary share	—	—	(163,169)	—	—	(163,169)
Issuance of shares for acquisition of Cantel Medical LLC ("Cantel")	14,297	2,689,317				2,689,317
Consideration related to equity component of Cantel convertible debt		175,555				175,555
Consideration related to Cantel equity compensation programs		18,173				18,173
Reclassification to Cantel convertible debt, premium liability		(175,555)				(175,555)
Distributions to noncontrolling interest holders	—	—	—	—	(997)	(997)
Contributions from noncontrolling interest holders	—	—	—	—	3,672	3,672
Other changes in noncontrolling interest	—	—	—	—	146	146
Balance at March 31, 2022	100,067	4,742,920	1,999,244	(209,808)	12,281	6,544,637
Comprehensive income:
Net income (loss)	—	—	107,030	—	(1,217)	105,813
Other comprehensive loss	—	—	—	(110,902)	—	(110,902)
Repurchases of ordinary shares	(1,642)	(297,322)	(11,243)	—	—	(308,565)
Equity compensation programs and other	204	40,777	—	—	—	40,777
Cash dividends – $1.84 per ordinary share	—	—	(183,498)	—	—	(183,498)
Distributions to noncontrolling interest holders	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	(296)	(296)
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	378,239	—	1,840	380,079
Other comprehensive loss	—	—	—	(7,947)	—	(7,947)
Repurchases of ordinary shares	(77)	(10,208)	(1,557)	—	—	(11,765)
Equity compensation programs and other	331	67,009	—	—	—	67,009
Cash dividends – $2.03 per ordinary share	—	—	(200,570)	—	—	(200,570)
Distributions to noncontrolling interest holders	—	—	—	—	(1,562)	(1,562)
Contributions from noncontrolling interest holders	—	—	—	—	2,994	2,994
Other changes in noncontrolling interest	—	—	—	—	(64)	(64)
Balance at March 31, 2024	98,883	$4,543,176	$2,087,645	$(328,657)	$13,182	$6,315,346
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; and services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, outsourced reprocessing; and capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors, and connectivity solutions such as operating room (“OR”) integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments, however, as a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability purposes, as required. We describe our business segments in Note 13 titled "Business Segment Information."
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
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction is structured as an equity sale. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income, and we have classified the Dental segment's assets and liabilities as held for sale for all periods presented in the accompanying Consolidated Balance Sheets. The transaction is anticipated to close in the first quarter of fiscal 2025. Therefore, the held for sale assets and liabilities are classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 13 titled, "Business Segment Information."
Use of Estimates. We make certain estimates and assumptions when preparing financial statements according to accounting principles generally accepted in the United States ("U.S. GAAP") that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2024	2023	2022
Cash paid during the year for:
Interest	$142,167	$108,470	$84,696
Income taxes	271,274	254,661	138,382
Cash received during the year for income tax refunds	19,175	2,315	4,605
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2024, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 13 titled, "Business Segment Information" for disaggregation of revenue.
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
We also offer preventive maintenance and separately priced extended warranty agreements to our Customers, which require us to maintain and repair products over the duration of the contract. Generally, these contract terms are cancellable without penalty and range from one to five years. Amounts received under these Customer contracts are initially recorded as a service liability and are recognized as service revenue ratably over the contract term using a time-based input measure.
Within our AST segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement, and revenues are generally recognized upon completion of the service.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2024, we recognized revenue of $66,690 that was included in our contract liability balance at the beginning of the period. During fiscal 2023, we recognized revenue of $72,914 that was included in our contract liability balance at the beginning of the period.
Refer to Note 9 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 9 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2024, the transaction price allocated to remaining performance obligations was approximately $1,419,646. We expect to recognize approximately 56% of the transaction price within one year and approximately 33% beyond one year. The remainder has yet to be scheduled for delivery.
Accounts Receivable. Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We may obtain and perfect a security interest in products sold in the United States when we have a concern with the Customer's risk profile.
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
Inventories, net. Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out cost method. Inventory costs include material, labor, and overhead.

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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $7,094 and $6,366 for the years ended March 31, 2024 and 2023, respectively. Total interest expense for the years ended March 31, 2024, 2023, and 2022 was $144,351, $107,956, and $89,490, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, non-compete agreements, and Customer and vendor relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. Determining the fair value of identifiable intangible assets requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to forecasted revenue growth rates, forecasted profit margins, and Customer attrition rates, among other items. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired in connection with business combinations. These assets are tested at least annually for impairment.
Investments.  Investments in marketable securities are stated at fair value and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair value of these investments are recorded in the Interest and miscellaneous (income) expense line of the Consolidated Statements of Income.
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
Asset Retirement Obligations. We incur retirement obligations for certain assets. We record initial liabilities for the asset retirement obligations ("ARO") at fair value. Recognition of ARO includes estimating the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in Note 7 titled, “Property, Plant, and Equipment.”
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
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the liability. This liability includes estimates for both known losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. We are also self-insured for certain employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience. Liability amounts are recorded in the "Accrued expenses and other" and "Other liabilities" line of our Consolidated Balance Sheets.
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
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefits plans in our Consolidated Balance Sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in Note 11 titled, “Benefit Plans.”
Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. We provide additional information about the fair value of our financial instruments in Note 19 titled, “Fair Value Measurements.”
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
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. We may also hold forward foreign exchange contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within Selling, general, and administrative expenses or Cost of revenues in the accompanying Consolidated Statements of Income.
Warranty.  Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. We estimate warranty expense based primarily on historical warranty claim experience.
Shipping and Handling.  We record shipping and handling costs in Cost of revenues. Shipping and handling costs charged to Customers are recorded as revenues in the period the product revenues are recognized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, general, and administrative expenses. We incurred $25,474, $21,668, and $15,599 of advertising costs during the years ended March 31, 2024, 2023, and 2022, respectively.
Research and Development.  We incur research and development costs associated with commercial products and expense these costs as incurred. If a Customer reimburses us for research and development costs, the costs are charged to the related contracts as Cost of revenues.
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
We evaluate uncertain tax positions in accordance with a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which the threshold is no longer met. We describe income taxes further in Note 10 titled, “Income Taxes.”
Share-Based Compensation.  We describe share-based compensation in Note 16 titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period, and the change in fair value is reflected as share-based compensation expense in our Consolidated Statements of Income. The expense is classified as Cost of revenues, Selling, general, and administrative expenses or Research and development expenses in a manner consistent with the employee’s compensation and benefits. These costs are recognized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for the award.
Restructuring.  We recognize restructuring expenses associated with actions designed to enhance profitability and improve efficiency of our operations. Severance and other compensation related costs include severance, medical benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Asset impairment expenses primarily relate to adjustments in the carrying value of facilities and machinery and equipment associated with restructuring actions to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the restructuring actions are re-evaluated, which may result in the acceleration of depreciation and amortization of certain assets. Other restructuring expenses are expensed as incurred. Product rationalization charges relate to inventory write-downs and are recognized in Cost of revenues in the Consolidated Statements of Income. For additional information regarding our recent restructurings, refer to Note 2 titled, "Restructuring."

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
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023
The standard provides guidance to enhance disclosures related to income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of income taxes paid (net of refunds received) by individual jurisdictions that represent greater than 5% of the total. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

2. RESTRUCTURING
We adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Less than 300 positions are being eliminated. These restructuring actions are designed to enhance profitability and improve efficiency, and we expect to be substantially complete with the actions by the end of fiscal 2025.
We have incurred pre-tax expenses totaling $44,390 related to these restructurings in fiscal 2024, of which $26,070 was recorded as restructuring expenses and $18,320 was recorded in Cost of revenues. A total of $18,995 and $25,355 was related to the Healthcare and AST segments, respectively, while a total of $40 was related to Corporate. We expect to incur additional restructuring expenses related to this plan of approximately $55,300, which includes approximately $51,300 related to Healthcare, $3,000 related to AST, $800 related to Life Sciences, and $200 related to Corporate. The expected additional restructuring charges of $55,300 is comprised of approximately $36,200 related to severance and other compensation related costs, $15,300 related to lease and other contract termination and other costs, and $3,800 related to accelerated depreciation and amortization.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2024 related to the Restructuring Plan:

Year Ended March 31, 2024	Restructuring Plan
Asset impairment	$25,392
Product rationalization (1)	18,320
Severance and other compensation related costs	678
Total Restructuring Expense	$44,390
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

3. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2024 Acquisitions
On August 2, 2023 we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (BD) (NYSE: BDX). The acquired assets from BD are being integrated into our Healthcare segment. The acquisition is being accounted for as a business combination in accordance with ASC 805.
The purchase price of the acquisition was $539,758. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. The purchase price of the acquisition was financed with borrowings from our existing credit facility. For more information, refer to Note 8 titled, "Debt."
The table below summarizes the allocation of the purchase price to the net assets acquired from BD based on fair values at the acquisition date.

	September 30, 2023 (As Previously Reported)	Adjustments	March 31, 2024
Inventory	27,006	4,821	$31,827
Property, plant, and equipment	6,755	1,109	7,864
Lease right-of-use assets, net	—	1,737	1,737
Intangible assets (1)	303,598	(598)	303,000
Goodwill	202,399	(5,332)	197,067
Total assets acquired	539,758	1,737	541,495
Lease obligations	—	1,737	1,737
Total liabilities assumed	—	1,737	1,737
Net assets acquired	$539,758	$—	$539,758
(1) Includes estimated fair values of $238,000 for Customer relationships (13 years estimated useful life), $50,000 for Patents and technology (13 years estimated useful life), and $15,000 for Trademarks and tradenames (15 years estimated useful life) as of March 31, 2024.
In addition to the acquisition of BD, we completed two other tuck-in acquisitions during fiscal 2024, which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $6,498, net of cash acquired.
Purchase price allocations are based on the latest draft valuations and remain preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments and associated deferred taxes may be recorded during the remaining measurement period, not to exceed one year from closing.
Fiscal 2023 Acquisitions
During fiscal 2023, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $49,842, including contingent consideration of $7,269.
Fiscal 2022 Acquisition of Cantel Medical LLC
On June 2, 2021, we acquired all outstanding equity interests in Cantel Medical LLC ("Cantel") through a U.S. subsidiary. Cantel, formerly headquartered in Little Falls, New Jersey, with approximately 3,700 employees, is a global provider of infection prevention products and services primarily to endoscopy and dental Customers.
We believe that the acquisition has strengthened STERIS’s leadership in infection prevention by bringing together two complementary businesses able to offer a broader set of Customers a more diversified selection of infection prevention, endoscopy and sterilization products and services. Additionally, the integration has resulted in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across locations and eliminating redundant public company costs.
Cantel’s Dental business extended our business into a new Customer segment. This business was reported as the Dental segment, but has since been reclassified as held for sale and is presented as a discontinued operation. The rest of Cantel was integrated into our existing Healthcare and Life Sciences segments.

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
In addition, STERIS assumed and repaid $721,284 of existing Cantel debt obligations and assumed Cantel's obligations associated with convertible senior notes issued on May 15, 2020, which is described in Note 8 titled, "Debt."
We funded the cash portion of the transaction consideration and repayment of a significant amount of Cantel’s existing debt obligations with a portion of the proceeds from new debt, which is described in Note 8 titled, "Debt."
Additional information regarding the Cantel acquisition is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 26, 2023.

Other Fiscal 2022 Acquisitions

In addition to the acquisition of Cantel, we completed three other tuck-in acquisitions during fiscal 2022, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration for these transactions was approximately $3,146, net of cash acquired and including deferred consideration of $50.
Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2024 and 2023 acquisitions.

	Fiscal Year 2024 (1)	Fiscal Year 2023 (2)
(dollars in thousands)	Other Acquisitions (Excluding BD)	All Acquisitions
Cash	$417	$—
Accounts receivable	1,497	2,405
Inventory	654	12,342
Property, plant, and equipment	—	2,131
Lease right-of-use assets, net	—	667
Other assets	5	177
Intangible assets	2,602	30,185
Goodwill	2,369	4,863
Total assets	7,544	52,770
Current liabilities	(629)	(2,170)
Non-current liabilities	—	(473)
Total liabilities	(629)	(2,643)
Net assets	$6,915	$50,127
(1) Purchase price allocation is preliminary as of March 31, 2024, as valuations have not been finalized.
(2) The purchase price allocation for fiscal 2023 acquisitions include certain measurement period adjustments recorded during fiscal 2024, increasing net assets acquired by $200.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The deductible portion of goodwill for tax purposes recognized as a result of the fiscal 2024, 2023 and fiscal 2022 acquisitions was $195,667, $4,863 and $427,035, respectively.
Acquisition related transaction and integration costs totaled $25,526, $23,486, and $201,905 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Fiscal 2024 acquisition and integration expenses were primarily related to the acquisition of assets from BD while fiscal 2023 and 2022 acquisition and integration expenses were primarily related to the acquisition of Cantel. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Divestitures
Fiscal 2024
On April 11, 2024, the Company announced its plan to sell its Dental segment for total cash consideration of $787,500, subject to customary adjustments. The transaction is structured as an equity sale. The sale is expected to close in the first quarter of fiscal 2025. The disposal of the Dental segment met the criteria to be presented as a discontinued operation during the fourth quarter of fiscal 2024. For more information refer to Note 4 titled "Discontinued Operations."
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. In fiscal 2025, we recorded net proceeds of $41,546. The business generated approximately $35,000 in revenues during fiscal 2024.
Fiscal 2023
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
Fiscal 2022
In December 2021, we entered into an Asset Purchase Agreement to sell our Renal Care business to Evoqua Water Technologies Corp., for cash consideration of approximately $196,000, subject to certain potential adjustments, including a customary working capital adjustment and contingent consideration of $12,300. We recognized a pre-tax gain on the sale of $4,919. The transaction closed on January 3, 2022. We acquired the Renal Care business as part of the Cantel transaction, which closed on June 2, 2021, and had been integrated into STERIS's Healthcare segment. The Renal Care business generated annual revenues of approximately $180,000. The proceeds from the sale received at closing were used to repay outstanding debt. During the third quarter of fiscal 2023, we received an additional $1,396 in working capital settlements related to the sale of this business. During the second quarter of fiscal 2024, we received an additional $9,458 out of escrow.

4. DISCONTINUED OPERATIONS

The Company concluded that our Dental segment met the criteria to be classified as held for sale. On April 11, 2024, the Company announced its plan to sell its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction is structured as an equity sale. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income (Loss), and we have classified our Dental segment assets and liabilities as held for sale for all periods presented in the accompanying Consolidated Balance Sheets. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment for all periods presented. Proceeds received from the sale will be used to pay off existing debt.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following tables summarize the major classes of assets and liabilities of the Dental segment that were classified as held for sale in the Consolidated Balance Sheets as of March 31, 2024 and 2023:

	2024	2023
Assets
Assets held for sale:
Accounts receivable, net	48,590	63,327
Inventories, net	89,345	91,083
Property, plant, and equipment, net	73,395	72,737
Lease right-of-use assets, net	22,822	25,188
Intangibles, net	770,731	879,081
Prepaid expenses and other assets	2,953	3,423
Loss accrued on classification as held for sale	(202,932)	—
Total assets held for sale	$804,904	$1,134,839
Liabilities
Liabilities held for sale:
Accounts payable	$10,580	$15,455
Accrued income taxes	433	3,327
Accrued payroll and other related liabilities	13,683	7,179
Lease obligations	23,722	25,832
Accrued expenses and other	15,594	19,785
Total liabilities held for sale	$64,012	$71,578

	2024	2023

Assets held for sale:
Current	$804,904	$157,580
Non-current	—	977,259

Liabilities held for sale:
Current	$64,012	$50,642
Non-current	—	20,936
As of March 31, 2024, the Dental segment met the held for sale criteria, and the sale is expected to be completed in the first quarter of fiscal 2025. As a result, all assets and liabilities during the period are reported as current.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following table summarizes the major line items constituting income (loss) of discontinued operations associated with the Dental segment for the years ended March 31, 2024, 2023, and 2022:

Years Ended March 31,	2024	2023	2022

Revenues:
Product	$407,027	$421,573	$361,661
Cost of revenues:
Product	226,934	242,607	228,306
Gross profit:	180,093	178,966	133,355
Operating expenses:
Selling, general, and administrative	199,511	208,213	184,271
Goodwill impairment loss	—	490,565	—
Research and development	2,960	3,104	1,281
Loss from operations	(22,378)	(522,916)	(52,197)
Non-operating expenses, net	(10)	2	103
Pre-tax loss on classification as held for sale (1)	(206,444)	—	—
Loss before income tax expense	(228,812)	(522,918)	(52,300)
Income tax benefit	(55,611)	(72,534)	(10,711)
Loss from discontinued operations, net of income tax	$(173,201)	$(450,384)	$(41,589)
(1) Amount includes additional transaction costs and the estimated accrued loss totaling $202,932 included in held for sale as of March 31, 2024
In connection with the preparation of our second quarter consolidated financial statements in fiscal 2023, we considered the risk of impairment due to deteriorating macroeconomic conditions including rising interest rates and inflationary pressures on material and labor costs, as well as uncertainty regarding the impact such economic strains will have on patient and Customer behavior in the short-term. Our conclusion, based on the qualitative assessment of these factors, was that it was more likely than not that the goodwill allocated to the Dental segment as of September 30, 2022 was impaired.
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
We concluded that the estimated fair value of the Dental segment was below the carrying value and recognized a non-cash goodwill impairment charge of $490,565.
The effective income tax rates for the years ended March 31, 2024, 2023, and 2022 were 24.3%, 13.9%, and 20.5%, respectively. In fiscal 2023, the impairment of goodwill impacted the operations in the United States and other locations by $441,643 and $48,922, respectively. Approximately $207,367 of this impairment was non-deductible.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

	2024	2023	2022
Operating activities of discontinued operations:
Depreciation, depletion, and amortization (1)	$115,177	$130,367	$120,957
Goodwill impairment loss	—	490,565	—
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(9,150)	$(9,470)	$(4,726)
(1) We concluded that the criteria to report assets held for sale was met on March 2, 2024, as such we did not depreciate or amortize related property, plant, equipment and intangible assets subsequent to this date.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

5. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2024 and 2023 were as follows:

	Healthcare Segment	AST Segment	Life Sciences Segment	Total
Balance at March 31, 2022	2,326,830	1,432,858	179,288	3,938,976
Goodwill acquired	6,221	803	—	7,024
Measurement period adjustments to acquired goodwill	(21,624)	—	3,147	(18,477)
Divestiture	(2,358)	—	—	(2,358)
Foreign currency translation adjustments and other	(7,796)	(37,527)	(623)	(45,946)
Balance at March 31, 2023	$2,301,273	$1,396,134	$181,812	$3,879,219
Goodwill acquired	199,452	634	—	200,086
Measurement period adjustments to acquired goodwill	(2,573)	—	—	(2,573)
Foreign currency translation adjustments and other	2,758	(9,139)	361	(6,020)
Balance at March 31, 2024	$2,500,910	$1,387,629	$182,173	$4,070,712
See Note 3 titled, "Business Acquisitions and Divestitures," for additional information regarding our recent business acquisitions and divestitures.
We evaluate the recoverability of recorded goodwill and indefinite-lived intangible assets annually during the third fiscal quarter, or when indicators of potential impairment exist. Our goodwill is assessed at the reporting unit level which is equivalent to the Company's reportable operating segments.
During our annual reviews for fiscal 2024, 2023, and 2022, there were no indicators that impairment of goodwill or indefinite-lived intangible assets was more likely than not.
Identifiable intangible assets are also reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis, and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.

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
Information regarding our intangible assets is as follows:

	2024		2023
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$2,552,913	$863,662	$2,313,441	$658,569
Non-compete agreements	15,511	15,234	15,486	14,202
Patents and technology	516,457	278,492	461,539	237,939
Trademarks and tradenames	251,098	90,362	235,554	72,405
Supplier relationships	54,800	23,747	54,800	21,006
Total	$3,390,779	$1,271,497	$3,080,820	$1,004,121

Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2024 and March 31, 2023 was $14,250. We evaluate our indefinite-lived intangible assets annually during the third quarter or when evidence of potential impairment exists. No impairment was recognized for fiscal years 2024, 2023 or 2022.
Total amortization expense for intangible assets was $268,319, $259,676, and $264,607 for the years ended March 31, 2024, 2023, and 2022, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2025	2026	2027	2028	2029
Estimated amortization expense	$270,365	$261,498	$255,383	$250,617	$248,061
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2024 currency exchange rates.
6. INVENTORIES, NET
Components of our inventories are presented in the following table.

March 31,	2024	2023

Raw materials	$245,942	$220,431
Work in process	98,304	93,971
Finished goods	374,182	325,609
Reserve for excess and obsolete inventory	(43,893)	(35,601)
Inventories, net	$674,535	$604,410

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2024	2023
Land and land improvements (1)	$90,134	$77,757
Buildings and leasehold improvements	724,492	658,108
Machinery and equipment	1,075,082	959,952
Information systems	256,671	240,933
Radioisotope	692,642	637,920
Construction in progress (1)	500,106	472,206
Total property, plant, and equipment	3,339,127	3,046,876
Less: accumulated depreciation and depletion	(1,573,947)	(1,414,101)
Property, plant, and equipment, net	$1,765,180	$1,632,775
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $181,722, $165,019 and $176,298, for the years ended March 31, 2024, 2023, and 2022, respectively.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2022	$13,543
Liabilities incurred during the period	86
Liabilities settled during the period	(625)
Accretion expense and change in estimate	104
Foreign currency and other	23
Balance at March 31, 2023	$13,131
Liabilities incurred during the period	253
Liabilities settled during the period	(144)
Accretion expense and change in estimate	311
Foreign currency and other	107
Balance at March 31, 2024	$13,658

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

8. DEBT
Indebtedness as of March 31, 2024 and 2023 was as follows:

	March 31, 2024	March 31, 2023

Short-term debt
Term loan, current portion	$41,250	$27,500
Delayed draw term loan, current portion	44,688	32,500
Total short-term debt	$85,938	$60,000

Long-term debt
Private Placement Senior Notes	$751,433	$750,302
Revolving Credit Facility	484,529	301,672
Deferred financing costs	(17,988)	(21,444)
Term loan	3,750	45,000
Delayed draw term loan	548,438	593,125
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$3,120,162	$3,018,655
Total debt	$3,206,100	$3,078,655
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
As of March 31, 2024 a total of $484,529 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2024.
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
Because each of the consummation of STERIS's acquisition of Cantel and the delisting of Cantel common stock from the New York Stock Exchange (the "NYSE") constituted a “Make-Whole Fundamental Change” under the indenture governing the notes (as supplemented, the "Cantel Indenture"), any Notes surrendered for conversion from and including June 2, 2021 until July 2, 2021 (the “Make-Whole Conversion Period”) were subject to conversion at the conversion rate of 25.0843 units of Reference Property (as defined in the Cantel Indenture) (the “Make-Whole Conversion Rate”), which corresponded to 8.4752 STERIS ordinary shares and approximately $424.68 in cash per one thousand dollars in principal amount of Cantel Notes. The Make-Whole Conversion Rate was based on an increase in the Conversion Rate by 0.9931 Additional Shares based on a Make-Whole Effective Date of June 2, 2021 and a Stock Price (each as defined in the Cantel Indenture) of $81.3520. Cantel settled all conversions of Notes in connection with the Make-Whole Fundamental Changes that constituted STERIS's acquisition of Cantel and the delisting of Cantel common stock from the NYSE pursuant to the Cash Settlement provisions of the Cantel Indenture.
The Cantel Trustee, acting as conversion agent, informed Cantel that holders of 100% of the outstanding Notes elected to convert their Notes during the Make-Whole Conversion Period.
The fair value of the Notes exceeded their aggregate par value of $168,000 at the date of consummation of STERIS's acquisition of Cantel. The fair value was estimated utilizing the closing price of STERIS ordinary shares on June 2, 2021. A premium of approximately $175,555 in excess of the aggregate par value of the Notes represented purchase consideration and was initially classified in additional paid-in capital in accordance with ASC 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)."
Because all Holders elected to convert during the Make-Whole Conversion Period, the aggregate par value outstanding was reclassified to current liabilities in the balance sheet. The premium initially recorded as additional paid in capital at the effective time of STERIS's acquisition of Cantel was reclassified to "Convertible debt, premium liability," also classified as a current liability, and was settled in cash.
The final total Cash Settlement value of the Notes was approximately $371,361, comprised of the aggregate par value of $168,000 and the fair value of the liability representing the premium over par of approximately $203,361.
The liability representing the premium over par value increased between the effective date of STERIS's acquisition of Cantel and settlement because of the movement in trading prices of STERIS Ordinary Shares during the Observation Periods (as defined in the Cantel Indenture). The fluctuation in fair value during such Observation Periods is reported in the statement of income as a component of “Non-operating expense, net.”

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Our outstanding Private Placement Senior Notes at March 31, 2024 and 2023 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2024	U.S. Dollar Value at March 31, 2023
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	64,708	65,254
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,569	21,752
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	56,799	55,579
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,491	20,664
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	37,866	37,053
Total Senior Notes			$751,433	$750,302
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
At March 31, 2024, we were in compliance with all financial covenants associated with our indebtedness.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2025	$165,938
2026	662,029
2027	614,396
2028	150,000
2029 and thereafter	1,631,725
Total	$3,224,088

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

9. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2024	2023
Accrued payroll and other related liabilities:
Compensation and related items	$48,152	$43,960
Accrued vacation/paid time off	16,140	13,348
Accrued bonuses	61,669	31,096
Accrued employee commissions	35,980	26,924
Other post-retirement benefits obligations-current portion	994	1,121
Other employee benefit plans' obligations-current portion	1,896	2,014
Total accrued payroll and other related liabilities	$164,831	$118,463
Accrued expenses and other:
Deferred revenues	$70,460	$85,727
Service liabilities	92,590	72,033
Self-insured and related risk reserves-current portion	13,303	11,325
Accrued dealer commissions	33,277	27,078
Accrued warranty	15,388	13,394
Asset retirement obligation-current portion	510	543
Accrued interest	11,109	9,243
Other	83,107	78,689
Total accrued expenses and other	$319,744	$298,032
Other liabilities:
Self-insured risk reserves-long-term portion	$21,646	$22,171
Other post-retirement benefits obligations-long-term portion	5,159	6,070
Defined benefit pension plans obligations-long-term portion	2,727	2,876
Other employee benefit plans obligations-long-term portion	1,321	1,153
Accrued long-term income taxes	6,508	10,082
Asset retirement obligation-long-term portion	13,148	12,588
Other	21,037	21,197
Total other liabilities	$71,546	$76,137

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

10. INCOME TAXES
The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate as follows:

Years Ended March 31,	2024	2023	2022
National statutory tax rate	12.5%	12.5%	12.5%
Increase in accruals for uncertain tax positions	—%	—%	0.1%
U.S. state and local taxes, net of federal income tax expense (benefit)	2.2%	(1.1)%	1.6%
Increase in valuation allowances	0.9%	—%	0.7%
U.S. research and development credit	(0.7)%	(0.4)%	(0.7)%
U.S. foreign income tax credit	(0.9)%	(0.8)%	(1.8)%
Difference in non-Ireland tax rates	8.5%	8.9%	14.2%
U.S. federal audit adjustments	0.1%	—%	—%
Excess tax benefit for equity compensation	(0.7)%	(0.6)%	(4.3)%
Tax rate changes on deferred tax assets and liabilities	(0.3)%	—%	—%
U.S. tax reform impact, GILTI and FDII	(0.2)%	(0.3)%	(0.8)%
Capitalized acquisition, redomiciliation costs	—%	—%	1.5%
All other, net	(0.1)%	—%	(0.6)%
Total Provision for Income Taxes	21.3%	18.2%	22.4%
Our effective tax rate is affected by i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and ii) the relative amount of income before income taxes by geography. Income before income taxes by geography are based on the geographic location of our operations to which such earnings are attributable. Transactions between two or more of the entities within our group occur routinely and involve the sale of goods and services, loans and related interest, intellectual property and related royalties, and shared costs. The pricing used in these transactions is consistent with the prices that would be charged between unrelated parties in accordance with our interpretation of current tax regulations. Income before income taxes by geography includes the transfer of income before income taxes that results from these transactions.
We operate a global financing structure using a wholly-owned financing company domiciled in Ireland, STERIS Irish FinCo, which has a material impact on the relative amount of income before income taxes by geography. In each of the years presented, STERIS Irish FinCo contributed more than 90% of the pre-tax income of Ireland operations. Its activities are driven by funding needs for acquisitions, capital investments, and working capital. A significant majority of STERIS Irish FinCo’s income before income taxes during the years presented was driven by loans to our operations in the United States in response to such funding needs.
Significant transactions not indicative of operating trends that impacted the amount of income before income taxes by geography and resulting provision for income tax and effective tax rate include:

•In fiscal 2024, income from continuing operations before income taxes, in the United States and Other locations, was impacted by $44,390 of expenses associated with restructuring. This resulted in approximately $2,600 of an increase to our valuation allowance in Other locations.
•In fiscal 2023, there was a $23,389 favorable tax impact from changes in U.S. state and local tax rates applied to existing deferred tax assets and liabilities.
•In fiscal 2022, income in the United States was affected by costs associated with the completion of the Cantel Medical acquisition. These include $205,788 of acquisition and integration related expenses and the negative impact of a fair value adjustment of $27,806 related to the premium liability associated with the Cantel Medical convertible debt. Approximately $67,000 of these costs were non-deductible.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Income from continuing operations before income taxes of our domestic and foreign operations based on the geographic locations of our operations was as follows:

Years Ended March 31,	2024	2023	2022

United States operations	$491,890	$451,901	$127,507
Ireland operations	51,510	62,664	88,078
Other locations operations	159,410	165,701	151,218
	$702,810	$680,266	$366,803
The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2024	2023	2022

Current:
United States federal	$133,498	$128,793	$81,111
United States state and local	26,230	31,073	20,925
Ireland	7,639	8,837	12,002
Other locations	51,283	59,422	54,581
	218,650	228,125	168,619
Deferred:
United States federal	(43,484)	(39,030)	(63,087)
United States state and local	(11,222)	(43,843)	(15,108)
Ireland	(923)	(864)	(739)
Other locations	(13,491)	(20,319)	(7,341)
	(69,120)	(104,056)	(86,275)
Total Provision for Income Taxes	$149,530	$124,069	$82,344
Unrecognized Tax Benefits.  We classify uncertain tax positions and related interest and penalties as long-term liabilities within “Other liabilities” in our accompanying Consolidated Balance Sheets, unless they are expected to be paid within 12 months, in which case, the uncertain tax positions would be classified as Current liabilities within the "Accrued income taxes" line in our accompanying Consolidated Balance Sheets. We recognize interest and penalties related to unrecognized tax benefits within the “Income tax expense” line in our accompanying Consolidated Statements of Income.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2024	2023
Unrecognized Tax Benefits Balance at April 1	$2,230	$2,160
Increases for tax provisions of current year	—	70
Decreases for tax provisions of prior year	(80)	—
Unrecognized Tax Benefits Balance at March 31	$2,150	$2,230
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2024 and 2023, we had $143 and $140 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $2,293. The decrease in unrecognized tax benefits from prior year is due to the expiration of old positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

examinations by tax authorities for years before fiscal 2018. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12,000 for the fiscal years 2016 through 2020, materially all of which has been paid through March 31, 2024.
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
We estimate that the tax benefit from our Costa Rican Tax Holiday is $4,800 (or $0.05 per fully diluted share), annually. The Tax Holiday runs fully exempt from income tax through 2031.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2024 and 2023 were as follows:

March 31,	2024	2023

Deferred Tax Assets:
Post-retirement benefit accrual	$1,480	$1,737
Compensation	19,582	15,858
Net operating loss carryforwards	37,096	37,667
Accrued expenses	13,667	13,150
Insurance	2,817	2,268
Deferred income	20,393	23,967
Bad debt	3,868	3,763
Research & experimental expenditures	28,347	15,382
Operating leases (1)	47,625	46,781
Foreign tax credit carryforwards	32,137	33,559
Other	21,258	11,701
Deferred Tax Assets	228,270	205,833
Less: Valuation allowance	26,374	20,315
Total Deferred Tax Assets	201,896	185,518
Deferred Tax Liabilities:
Depreciation and depletion	92,358	98,601
Operating leases (1)	46,657	45,834
Intangibles	518,814	630,589
Pension	3,889	2,644
Other	2,559	3,186
Total Deferred Tax Liabilities	664,277	780,854
Net Deferred Tax Liabilities	$(462,381)	$(595,336)
(1) For more information regarding our operating leases, see Note 12 titled, "Commitments and Contingencies."
At March 31, 2024, we had U.S. federal operating loss carryforwards of $8,026, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $128,159. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2025 and 2045. In addition, we have recorded pre-valuation allowance tax benefits of $2,269

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

related to U.S. state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2025 and 2045. At March 31, 2024, we had $33,297 of pre-valuation allowance tax credit carryforwards of which $23,954 relates to offsets of deferred tax liabilities related to German branches of a U.S. subsidiary. These credit carryforwards can be used through fiscal 2034.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $26,374 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2024 by $6,059.
Other than the tax expense previously recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $2,850,000 at March 31, 2024.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries. The legislation is anticipated to be effective for our fiscal year beginning April 1, 2024.
11. BENEFIT PLANS
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2024 and 2023, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2024	2023	2024	2023
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$93,640	$129,772	$7,191	$8,525
Service cost	659	1,276	—	—
Interest cost	4,120	3,054	313	256
Actuarial gain	(140)	(27,046)	(441)	(807)
Benefits and expenses	(4,327)	(5,817)	(910)	(783)
Employee contributions	1,028	501	—	—
Curtailments/settlements	(355)	(421)	—	—
Impact of foreign currency exchange rate changes	1,750	(7,679)	—	—
Benefit Obligations at End of Year	96,375	93,640	6,153	7,191
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	107,089	142,172	—	—
Actual return on plan assets	3,043	(25,828)	—	—
Employer contributions	5,253	4,936	910	783
Employee contributions	1,028	501	—	—
Benefits and expenses paid	(4,280)	(5,772)	(910)	(783)
Curtailments/settlements	(324)	(421)	—	—
Impact of foreign currency exchange rate changes	2,104	(8,499)	—	—
Fair Value of Plan Assets at End of Year	113,913	107,089	—	—
Funded Status of the Plans	$17,538	$13,449	$(6,153)	$(7,191)
Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2024	2023	2024	2023

Non-current assets	$20,265	$16,325	$—	$—
Current liabilities	—	—	(994)	(1,121)
Non-current liabilities	(2,727)	(2,876)	(5,159)	(6,070)
Net assets (liabilities)	$17,538	$13,449	$(6,153)	$(7,191)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) at March 31, 2024, was approximately $3,982 and $(584), respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2024 and 2023:

	Defined Benefit Pension Plans
	2024	2023
Aggregate fair value of plan assets	$113,913	$107,089
Aggregate accumulated benefit obligations	96,375	93,640
Aggregate projected benefit obligations	96,375	93,640

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2024	2023	2022	2024	2023	2022
Service cost	$659	$1,276	$1,616	$—	$—	$—
Interest cost	4,120	3,054	2,699	313	256	232
Expected return on plan assets	(6,051)	(3,817)	(4,412)	—	—	—
Prior service cost recognition	47	48	61	—	—	(267)
Net amortization and deferral	15	19	18	209	329	444
Curtailments/settlements	(1)	(49)	(31)	—	—	—
Net periodic benefit (credit) cost	$(1,211)	$531	$(49)	$522	$585	$409
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$2,562	$1,716	$(11,028)	$441	$807	$640
Amortization of prior service credit	(102)	(263)	(222)	—	—	267
Amortization of net loss	10	—	—	(209)	(329)	(444)
Total recognized in other comprehensive loss (income)	2,470	1,453	(11,250)	232	478	463
Total recognized in total benefits cost and other comprehensive loss (income)	$1,259	$1,984	$(11,299)	$754	$1,063	$872

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2024	2023
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	4.80%	4.70%
Isotron BV Pension Plan	3.40%	3.70%
Synergy Health Daniken AG	1.50%	2.05%
Synergy Health Radeberg	3.80%	3.80%
Synergy Health Allershausen	3.50%	3.70%
Harwell Dosimeters Ltd Retirement Benefits Scheme	4.80%	4.80%
Other post-retirement plan	5.00%	4.75%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2024	2023	2022
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	4.70%	2.80%	2.10%
Isotron BV Pension Plan	3.70%	1.80%	0.90%
Synergy Health Daniken AG	1.50%	2.05%	1.00%
Synergy Health Radeberg	2.00%	2.00%	1.50%
Synergy Health Allershausen	2.20%	2.20%	2.00%
Harwell Dosimeters Ltd Retirement Benefits Scheme	4.85%	4.80%	2.85%
Other post-retirement plan	4.75%	3.25%	2.50%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	6.10%	3.20%	3.60%
Isotron BV Pension Plan	3.70%	1.80%	0.90%
Synergy Health Daniken AG	1.50%	1.95%	1.00%
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

	2024	2023	2022
Healthcare cost trend rate – medical	7.50%	7.50%	7.00%
Healthcare cost trend rate – prescription drug	7.50%	7.50%	7.00%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2024, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2024 and 2023 by asset category is as follows:

	Fair Value Measurements at March 31, 2024
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$372	$372	$—	$—
Insured annuities	10,468	—	10,468	—
Insurance contracts	6,110	—	—	6,110
Common and collective trusts valued at net asset value:
Equity security trusts	37,190	—	—	—
Debt security trusts	59,773	—	—	—
Total Plan Assets	$113,913	$372	$10,468	$6,110

	Fair Value Measurements at March 31, 2023
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$338	$338	$—	$—
Insured annuities	10,285	—	10,285	—
Insurance contracts	5,387	—	—	5,387
Common and collective trusts valued at net asset value:
Equity security trusts	48,137	—	—	—
Debt security trusts	42,942	—	—	—
Total Plan Assets	$107,089	$338	$10,285	$5,387
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2024 due to the following:

Insurance contracts
Balance at March 31, 2022	$5,383
Gains (losses) related to assets still held at year-end	(157)
Transfers out of Level 3	320
Foreign currency	(159)
Balance at March 31, 2023	$5,387
Gains (losses) related to assets still held at year-end	28
Transfers out of Level 3	631
Foreign currency	64
Balance at March 31, 2024	$6,110
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. As of March 31, 2024, we were no longer in a position where future contributions are required. Planned contribution amounts for fiscal 2025 have been cancelled.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2024, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2025	$4,842	$994
2026	4,761	890
2027	4,901	804
2028	5,017	712
2029	5,197	638
2030 and thereafter	28,137	2,268
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $339 and $477, during fiscal 2024 and fiscal 2023, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain 401(k) defined contribution plans for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $1,382,313 at March 31, 2024. At March 31, 2024, the U.S. plan held 446,128 STERIS ordinary shares with a fair value of $97,635. We paid dividends of $915, $886, and $852 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2024, 2023, and 2022, respectively. We contributed approximately $39,600, $36,564, and $38,600, to the defined contribution plans for the years ended March 31, 2024, 2023, and 2022, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in Accrued expenses and other. The aggregate value of the assets was $1,129 and $938 at March 31, 2024 and March 31, 2023, respectively. Realized gains and losses on these investments are recorded in Interest income and miscellaneous expense (income) within Non-operating expenses, net on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in Accumulated other comprehensive income (loss) on our accompanying Consolidated Balance Sheets.
12. COMMITMENTS AND CONTINGENCIES
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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 10 to our consolidated financial statements titled, “Income Taxes” in this Annual Report on Form 10-K.
As of March 31, 2024 and 2023, our commercial commitments totaled $110,402 and $108,370, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $9,975 and $8,036 of the March 31, 2024 and 2023 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2024, we had minimum purchase commitments with suppliers for raw material purchases totaling $61,941. As of March 31, 2024, we also had commitments of $154,125 for long term construction contracts.

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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in Property, plant, and equipment, net and the liabilities are included in Other liabilities. For finance leases, we recognize interest expense using the effective interest method, and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2024 and for the twelve-month period then ended.
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
The components of operating lease expense recognized in income from continuing operations in the consolidated statements of income are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Fixed operating lease expense	$41,330	$39,473	$40,513
Variable operating lease expense	24,441	18,581	12,032
Total operating lease expense	$65,771	$58,054	$52,545

Supplemental cash flow information related to operating leases is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$46,946	$45,249	$45,144
Right-of-use assets obtained in exchange for operating lease obligations, net	$24,668	$53,099	$79,241

Maturities of lease liabilities at March 31, 2024 are as follows:

March 31, 2024
2025	$37,947
2026	32,598
2027	23,094
2028	18,662
2029 and thereafter	104,609
Total operating lease payments	216,910
Less imputed interest	39,843
Total operating lease liabilities	$177,067
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2024 foreign currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2024	2023
Weighted-average remaining lease term of operating leases	9.9 years	10.6 years

Weighted-average discount rate of operating leases	4.4%	3.8%

13. BUSINESS SEGMENT INFORMATION
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments, however, as a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. For more information, refer to Note 4 titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural solutions also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
Our AST segment supports medical device and pharmaceutical manufacturers through a global network of contract sterilization and laboratory testing facilities, and integrated sterilization equipment and control systems. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Our Life Sciences segment provides a comprehensive offering of products and services designed to support biopharmaceutical and medical device research and manufacturing facilities, in particular those focused on aseptic manufacturing. Our portfolio includes a full suite of capital equipment, consumable products, equipment maintenance and specialty services.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three years ended March 31, 2024, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our segments is presented in the following tables.

Years Ended March 31,	2024	2023	2022
Revenues:
Healthcare	$3,613,019	$3,085,131	$2,845,467
AST	953,980	914,431	852,972
Life Sciences	571,702	536,704	524,964
Total revenues	$5,138,701	$4,536,266	$4,223,403
Operating income (loss):
Healthcare	871,358	706,020	649,704
AST	439,744	429,020	410,101
Life Sciences	221,349	210,225	216,188
Corporate	(348,497)	(264,974)	(283,665)
Total operating income before adjustments	$1,183,954	$1,080,291	$992,328
Less: Adjustments
Amortization of acquired intangible assets (1)	266,420	256,355	262,344
Acquisition and integration related charges (2)	25,526	23,486	201,905
Tax restructuring costs (3)	620	661	301
Gain on fair value adjustment of acquisition related contingent consideration (1)	—	(3,100)	(2,350)
Net loss (gain) on divestiture of businesses (1)	873	(67)	(874)
Amortization of inventory and property "step up" to fair value (1)	10,032	11,370	53,139
Restructuring charges (4)	44,365	485	48
Income from Operations	$836,118	$791,101	$477,815
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 titled, "Business Acquisitions and Divestitures."
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to Note 2 titled, "Restructuring."

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

March 31,	2024	2023
Assets
Healthcare and Life Sciences	$7,055,576	$6,557,742
AST	3,203,217	3,129,258
Assets excluding assets held for sale	$10,258,793	$9,687,000

Years Ended March 31,	2024	2023	2022
Capital Expenditures
Healthcare and Life Sciences	$114,164	$98,585	$84,487
AST	237,012	253,914	198,350
Total Capital Expenditures	$351,176	$352,499	$282,837
Depreciation, Depletion, and Amortization (1)
Healthcare and Life Sciences	$322,244	$306,377	$316,222
AST	127,823	116,153	115,925
Total Depreciation, Depletion, and Amortization	$450,067	$422,530	$432,147
(1) Fiscal 2022 totals include approximately $229,052 and $35,531 for Healthcare and Life Sciences, and AST, respectively, of amortization of acquired intangible assets and amortization of property "step-up" to fair value. For more information regarding our recent acquisitions and divestitures see Note 3 titled, "Business Acquisitions and Divestitures."
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

March 31,	2024	2023
Property, Plant, and Equipment, Net
Ireland	$68,603	$60,570
United States	1,009,979	877,950
Other locations	686,598	694,255
Property, Plant, and Equipment, Net	$1,765,180	$1,632,775

Years Ended March 31,	2024	2023	2022
Revenues:
Ireland	$82,695	$74,292	$81,864
United States	3,751,437	3,254,373	2,943,950
Other locations	1,304,569	1,207,601	1,197,589
Total Revenues	$5,138,701	$4,536,266	$4,223,403

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2024	2023	2022
Healthcare:
Capital equipment	1,091,537	$896,590	$782,505
Consumables	1,248,424	1,050,316	1,004,605
Service	1,273,058	1,138,225	1,058,357
Total Healthcare Revenues	$3,613,019	$3,085,131	$2,845,467
AST:
Capital equipment	$14,519	$26,460	$24,394
Service	$939,461	$887,971	$828,578
Total AST Revenues	$953,980	$914,431	$852,972
Life Sciences:
Capital equipment	$155,520	$147,420	$142,281
Consumables	251,580	241,114	239,365
Service	164,602	148,170	143,318
Total Life Sciences Revenues	$571,702	536,704	524,964
Total Revenues	$5,138,701	$4,536,266	$4,223,403

14. SHARES AND PREFERRED SHARES
Ordinary Shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method. Income from continuing operations is used as the benchmark to determine whether share equivalents are dilutive or anti-dilutive. The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

Years ended March 31,	2024	2023	2022
Denominator (shares in thousands):
Weighted average shares outstanding—basic	98,787	99,706	97,535
Dilutive effect of share equivalents	572	540	791
Weighted average shares outstanding and share equivalents—diluted	99,359	100,246	98,326
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2024	2023	2022
Number of ordinary share options (shares in thousands)	606	578	243
Additional Authorized Shares
The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
15. REPURCHASES OF ORDINARY SHARES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of March 31, 2024, there was $500,000 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.

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
During fiscal 2024, we had no share repurchase activity pursuant to share repurchase program authorizations. During fiscal 2023, we repurchased 1,563,983 of our ordinary shares for the aggregate amount of $295,000 (net of fees and commissions) pursuant to authorizations under the share repurchase program. From February 14, 2022, through March 31, 2022, we repurchased 108,368 of our ordinary shares for the aggregate amount of $25,000 (net of fees and commissions) pursuant to the authorizations under the share repurchase program.
During fiscal 2024, we obtained 76,645 of our ordinary shares in the aggregate amount of $11,765 in connection with share-based compensation award programs. During fiscal 2023, we obtained 79,169 of our ordinary shares in the aggregate amount of $13,534 in connection with share-based compensation award programs. During fiscal 2022, we obtained 244,395 of our ordinary shares in the aggregate amount of $30,775 in connection with share-based compensation award programs.
16. SHARE-BASED COMPENSATION
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least 5 years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of March 31, 2024, 2,370,422 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2024, fiscal 2023 and fiscal 2022:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Risk-free interest rate	3.59%	2.44%	1.10%
Expected life of options	6.0 years	5.9 years	5.9 years
Expected dividend yield of stock	1.08%	0.80%	0.95%
Expected volatility of stock	27.92%	24.49%	24.27%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.22%, 2.54% and 2.85% was applied in fiscal 2024, 2023 and 2022 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	1,749,729	$154.60
Granted	253,946	220.24
Exercised	(126,393)	81.27
Forfeited	(7,411)	217.73
Outstanding at March 31, 2024	1,869,871	$168.22	6.0 years	$111,633
Exercisable at March 31, 2024	1,270,907	$142.42	4.9 years	$106,246
We estimate that 590,113 of the non-vested stock options outstanding at March 31, 2024 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $224.82 closing price of our ordinary shares on March 31, 2024 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes, and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2024, 2023 and 2022 was $18,177, $6,502 and $52,952, respectively. Net cash proceeds from the exercise of stock options were $10,472, $1,828 and $10,071 for the years ended March 31, 2024, 2023 and 2022, respectively. The tax benefit from stock option exercises was $5,470, $4,945 and $18,143 for the years ended March 31, 2024, 2023 and 2022, respectively.
The weighted average grant date fair value of stock option grants was $54.60, $50.72 and $37.52 for the years ended March 31, 2024, 2023 and 2022, respectively.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2023	450,793	28,542	$186.60
Granted	180,529	18,476	202.13
Vested	(148,283)	(17,041)	164.14
Forfeited	(19,658)	(1,629)	196.29
Non-vested at March 31, 2024	463,381	28,348	$200.04
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units at the time of grant that vested during fiscal 2024 was $27,149.
As of March 31, 2024, there was a total of $60,130 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.7 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Cantel Share-Based Compensation Plan
In connection with the June 2, 2021 acquisition of Cantel, outstanding, non-vested Cantel restricted share units were replaced with STERIS restricted share units.
As of March 31, 2024, there was a total of $3 in unrecognized compensation cost related to non-vested STERIS restricted share units awarded to replace Cantel restricted share units. We expect to recognize the remaining cost in fiscal 2025.
A summary of the non-vested restricted share units activity associated with the Cantel share-based compensation plans is presented below:

	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2023	15,670	$191.18
Granted	—	—
Vested	(14,763)	191.18
Forfeited	(762)	191.18
Non-vested at March 31, 2024	145	$191.18
17. FINANCIAL AND OTHER GUARANTEES
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2024	2023	2022
Balance, Beginning of Year	$13,394	$13,892	$9,406
Liabilities assumed in acquisition of Cantel	—	—	4,553
Warranties issued during the period	18,051	13,195	12,571
Settlements made during the period	(16,057)	(13,693)	(12,638)
Balance, End of Year	$15,388	$13,394	$13,892

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

18. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During fiscal 2024, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts matured during fiscal 2024. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2024, we held foreign currency forward contracts to buy 48.0 million British pounds sterling and 4.0 million euros; and to sell 150.0 million Mexican pesos, and 18.0 million Australian dollars. At March 31, 2024, we held commodity swap contracts to buy 789.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Prepaid & Other	$208	$378	$—	$—
Accrued expenses and other	—	—	1,014	2,054
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2024	2023	2022
Foreign currency forward contracts	Selling, general, and administrative	$1,272	$5,036	$4,379
Commodity swap contracts	Cost of revenues	(1,611)	(3,630)	3,921

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

19. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2024 and March 31, 2023:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Cash and cash equivalents	$207,020	$208,357	$207,020	$208,357	$—	$—	$—	$—
Forward and swap contracts (1)	208	378	—	—	208	378	—	—
Equity investments (2)	4,767	7,069	4,767	7,069	—	—	—	—
Other investments	2,902	2,066	2,902	2,066	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$1,014	$2,054	$—	$—	$1,014	$2,054	$—	$—
Deferred compensation plans (2)	1,186	1,022	1,186	1,022	—	—	—	—
Total debt (3)	3,206,100	3,078,655	—	—	2,895,784	2,754,218	—	—
Contingent consideration obligations (4)	11,000	15,678	—	—	—	—	11,000	15,678
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest income and miscellaneous (income) expense line of the Consolidated Statement of Income. During fiscal 2024 and fiscal 2023, we recorded gains (losses) of $1,060 and $(1,176), respectively, related to these investments. In addition, during fiscal 2024 we sold one of our equity investments which had a value of $3,342.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Contingent Consideration
Balance at March 31, 2022	$10,550
Additions	8,302
Payments	(80)
Reductions and adjustments	(3,100)
Foreign currency translation adjustments	6
Balance at March 31, 2023	$15,678
Additions	1,313
Payments	(5,967)
Foreign currency translation adjustments	(24)
Balance at March 31, 2024	$11,000
Additions of contingent consideration obligations during fiscal year 2024 and 2023 were primarily related to our fiscal year 2024 and 2023 acquisitions. Payments of contingent consideration obligations during fiscal year 2024 were primarily related to payouts from prior period acquisitions. Adjustments are recorded in the Selling, general, and administrative expenses line of the Consolidated Statements of Income. Refer to Note 3 titled, "Business Acquisitions and Divestitures" for more information.
20. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2024, 2023 and 2022 were as follows:

	Defined Benefit Plans (1)			Foreign Currency Translation (2)			Total Accumulated Other Comprehensive Income (Loss)
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Beginning Balance	$12	$1,276	$(5,519)	$(320,722)	$(211,084)	$(55,724)	$(320,710)	$(209,808)	$(61,243)
Other Comprehensive Income (Loss) before reclassifications	615	(799)	11,148	(7,211)	(109,638)	(155,360)	(6,596)	(110,437)	(144,212)
Amounts reclassified from Accumulated Other Comprehensive Loss	(1,351)	(465)	(4,353)	—	—	—	(1,351)	(465)	(4,353)
Net current-period Other Comprehensive (Loss) Income	(736)	(1,264)	6,795	(7,211)	(109,638)	(155,360)	(7,947)	(110,902)	(148,565)
Ending Balance	$(724)	$12	$1,276	$(327,933)	$(320,722)	$(211,084)	$(328,657)	$(320,710)	$(209,808)
(1) The amortization (gain) of defined benefit plan costs is reported in the Interest income and miscellaneous expense (income) line of our Consolidated Statements of Income.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

21. QUARTERLY RESULTS (UNAUDITED)

As a result of the agreement to divest our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required.

Quarters Ended	Full Year	March 31,	December 31,	September 30,	June 30,
Fiscal 2024
Revenues	$5,138,701	$1,419,387	$1,297,724	$1,238,204	$1,183,386
Cost of revenues	2,920,541	836,485	737,698	691,976	654,382
Gross profit	2,218,160	582,902	560,026	546,228	529,004
Percentage of Revenues	43.2%	41.1%	43.2%	44.1%	44.7%
Income from continuing operations before income tax expense	702,810	190,575	189,602	155,852	166,781
Income tax expense	149,530	37,276	40,999	35,055	36,200
Income from continuing operations	553,280	153,299	148,603	120,797	130,581
Loss from discontinued operations	(173,201)	(154,301)	(7,658)	(4,451)	(6,791)
Net income (loss)	380,079	(1,002)	140,945	116,346	123,790
Net income (loss) attributable to shareholders	$378,239	$(1,377)	$140,743	$115,319	$123,554
Basic earnings per ordinary share attributable to shareholders
Continuing Operations	$5.58	$1.55	$1.50	$1.21	$1.32
Discontinued Operations	$(1.75)	$(1.56)	$(0.08)	$(0.04)	$(0.07)
Total	$3.83	$(0.01)	$1.42	$1.17	$1.25
Diluted earnings per ordinary share attributable to shareholders
Continuing Operations	$5.55	$1.54	$1.49	$1.20	$1.31
Discontinued Operations	$(1.74)	$(1.55)	$(0.08)	$(0.04)	$(0.07)
Total	$3.81	$(0.01)	$1.42	$1.16	$1.25

Fiscal 2023
Revenues	$4,536,266	$1,281,252	$1,112,431	$1,090,939	$1,051,644
Cost of revenues	2,555,540	734,850	634,244	608,627	577,819
Gross profit	1,980,726	546,402	478,187	482,312	473,825
Percentage of Revenues	43.7%	42.6%	43.0%	44.2%	45.1%
Income from continuing operations before income tax expense	680,266	203,402	171,539	159,325	146,000
Income tax expense	124,069	21,203	40,534	35,417	26,915
Income (loss) from continuing operations	556,197	182,199	131,005	123,908	119,085
Income (loss) from discontinued operations	(450,384)	4,765	(7,680)	(439,139)	(8,330)
Net income (loss)	105,813	186,964	123,325	(315,231)	110,755
Net income (loss) attributable to shareholders	$107,030	$187,225	$123,828	$(315,285)	$111,262
Basic Income Per Ordinary Share Attributable to Shareholders:
Continuing Operations	$5.59	$1.84	$1.32	$1.24	$1.19
Discontinued Operations	$(4.52)	$0.05	$(0.08)	$(4.39)	$(0.08)
Total	$1.07	$1.89	$1.24	$(3.15)	$1.11
Diluted Income Per Ordinary Share Attributable to Shareholders:
Continuing Operations	$5.56	$1.83	$1.31	$1.24	$1.19
Discontinued Operations	$(4.49)	$0.05	$(0.08)	$(4.39)	$(0.08)
Total	$1.07	$1.88	$1.24	$(3.15)	$1.10

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2024
Deducted from asset accounts:
Allowance for credit losses (1)	$19,284	$11,240		$(96)	(3)	$(7,444)	(4)	$22,984
Inventory valuation reserve	35,601	8,204	(2)	88	(3)	—		43,893
Deferred tax asset valuation allowance	20,315	6,765		52	(3)	(758)		26,374
Recorded within liabilities:
Casualty loss reserves	$30,437	$7,884		$(2,389)		$(5,196)		$30,736
Year ended March 31, 2023
Deducted from asset accounts:
Allowance for credit losses (1)	$19,875	$6,991		$247	(3)	$(7,829)	(4)	$19,284
Inventory valuation reserve	22,617	12,652	(2)	332	(3)	—		35,601
Deferred tax asset valuation allowance	24,691	1,733		(530)	(3)	(5,579)		20,315
Recorded within liabilities:
Casualty loss reserves	$26,126	$7,829		$2,040		$(5,558)		$30,437
Year ended March 31, 2022
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,355	$12,962		$665	(3)	$(5,107)	(4)	$19,875
Inventory valuation reserve	19,778	2,611	(2)	228	(3)	—		22,617
Deferred tax asset valuation allowance	14,143	2,888		8,906	(3)	(1,246)		24,691
Recorded within liabilities:
Casualty loss reserves	$23,283	$7,069		$44		$(4,270)		$26,126
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2024 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2024. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during fiscal 2024. Total assets of the acquired businesses represented approximately 5.0% of our total assets as of March 31, 2024 (of which 4.6% represent goodwill and intangible assets which were subjected to corporate controls) and approximately 2.0% of our total revenues for the year ended March 31, 2024. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2024.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc

Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during the year ended March 31, 2024, which is included in the fiscal 2024 consolidated financial statements of the Company and constituted approximately 5.0% of total assets as of March 31, 2024 and approximately 2.0% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during the year ended March 31, 2024.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended March 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2024

ITEM 9B.OTHER INFORMATION
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria", "Insider Trading Policy - Hedging and Pledging of Company Securities" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Shareholders (the "Proxy Statement").
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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,869,871	$168.22	2,370,422
Equity compensation plans not approved by security holders	—	—	—
Total	1,869,871	$168.22	2,370,422
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2024 and 2023.
Consolidated Statements of Income – Years ended March 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2024, 2023, and 2022.
Consolidated Statements of Cash Flows – Years ended March 31, 2024, 2023, and 2022.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2024, 2023, and 2022.
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

2.4
Amended and Restated Asset Purchase Agreement by and between STERIS Corporation; Becton, Dickinson and Company; and STERIS plc, solely for the purposes set forth in Section 12.21, dated as of August 2, 2023 (filed as Exhibit 2.1 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2023 filed August 8, 2023 (Commission File No. 001-38848) and incorporated herein by reference).

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

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.2
Amendment No. 1 to STERIS plc 2006 Long-Term Equity Incentive Plan (as Assumed, Amended and Restated Effective March 28, 2019), effective July 27, 2021 (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2021 (Commission File No. 001-38848) and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 001-14643) and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 001-14643) and incorporated herein by reference).*

10.5
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 001-14643) and incorporated herein by reference).*

10.6
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 001-14643) and incorporated herein by reference).*

10.7
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 001-37614) and incorporated herein by reference).*

10.8
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.9
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.10
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.11
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.12
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.13
Form of STERIS plc Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.14
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.15
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.16
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.17
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.17 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.18
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.19
STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.20
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan, dated December 16, 2008 (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.21
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009), dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 001-14643), and incorporated herein by reference).*

10.22
STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019) (filed as Exhibit 10.2 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.23
Amendment No. 1 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019), dated March 2, 2020 (filed as Exhibit 10.27 to the Form 10-K filed for fiscal year ended March 31, 2020 (Commission File No. 001-38848) and incorporated herein by reference)*

10.24
Amendment No. 2 to STERIS plc Management Incentive Compensation Plan (As Assumed, Amended and Restated Effective March 28, 2019), dated May 8, 2023 (filed as Exhibit 10.24 to the Form 10-K filed for fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.25
Form of Make-Whole Payment and Related Payment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.26
Form of Make-Whole Payment and Related Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.27
STERIS plc Senior Executive Severance Plan, As Adopted Effective March 28, 2019 (filed as Exhibit 10.3 to STERIS plc 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.28
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-14643) and incorporated herein by reference). *

10.29
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference). *

10.30
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022)(Commission File No. 001-38848) and incorporated herein by reference).*

10.31
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 001-14643) and incorporated herein by reference).

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

10.34
Amendment No. 1, dated as of May 3, 2023, to Delayed Draw Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2023 filed August 8, 2023 (Commission File No. 001-38848) and incorporated herein by reference).

10.35
Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.36
Amendment No. 1, dated as of May 3, 2023, to Term Loan Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2023 filed August 8, 2023 (Commission File No. 001-38848) and incorporated herein by reference).

10.37
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

10.39
Amendment No. 2, dated as of May 3, 2023, to Credit Agreement, dated as of March 19, 2021, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2023 filed August 8, 2023 (Commission File No. 001-38848) and incorporated herein by reference).

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

19.1	STERIS plc Insider Trading Policy

21.1	Subsidiaries of STERIS plc.

22.1
List of Guarantor Subsidiaries with respect to the 2.700% Notes due 2031 and 3.750% Notes due 2051 issued by STERIS Irish FinCo Unlimited Company (filed as Exhibit 22.1 to Form 10-K for the fiscal year ended March 31, 2021 (Commission File No. 001-38848), and incorporated by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	STERIS plc Policy relating to recovery of erroneously awarded compensation.

101.SCH	Inline Schema Document.

101.CAL	Inline Calculation Linkbase Document.

101.DEF	Inline Definition Linkbase Document.

101.LAB	Inline Labels Linkbase Document.

101.PRE	Inline Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

ITEM 16.     FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 29, 2024	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ DANIEL A. CARESTIO	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2024
Daniel A. Carestio
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2024
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 29, 2024
Karen L. Burton
*	Chairman and Director	May 29, 2024
Mohsen M. Sohi
*	Director	May 29, 2024
Esther M. Alegria
*	Director	May 29, 2024
Richard C. Breeden
*	Director	May 29, 2024
Daniel A. Carestio
*	Director	May 29, 2024
Cynthia L. Feldmann
*	Director	May 29, 2024
Christopher S. Holland
*	Director	May 29, 2024
Jacqueline B. Kosecoff
*	Director	May 29, 2024
Paul E. Martin
*	Director	May 29, 2024
Nirav R. Shah
*	Director	May 29, 2024
Richard M. Steeves

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 29, 2024	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors