Form 10-Q
period 2024-06-30
STERIS plc
filed 2024-08-08
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 5, 2024: 98,616,743

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,328	$207,020
Accounts receivable (net of allowances of $23,681 and $22,984 respectively)	892,606	1,008,315
Inventories, net	698,587	674,535
Prepaid expenses and other current assets	150,973	174,349
Current assets held for sale	—	804,904
Total current assets	1,940,494	2,869,123
Property, plant, and equipment, net	1,834,216	1,765,180
Lease right-of-use assets, net	165,020	173,201
Goodwill	4,056,754	4,070,712
Intangibles, net	2,048,990	2,119,282
Other assets	63,127	66,199
Total assets	$10,108,601	$11,063,697
Liabilities and equity
Current liabilities:
Accounts payable	$231,720	$251,723
Accrued income taxes	57,000	13,640
Accrued payroll and other related liabilities	149,372	164,831
Short-term lease obligations	29,705	31,239
Short-term indebtedness	80,000	85,938
Accrued expenses and other	286,563	319,744
Current liabilities held for sale	—	64,012
Total current liabilities	834,360	931,127
Long-term indebtedness	2,235,601	3,120,162
Deferred income taxes, net	456,465	479,688
Long-term lease obligations	139,362	145,828
Other liabilities	72,368	71,546
Total liabilities	$3,738,156	$4,748,351
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,799 and 98,883 ordinary shares issued and outstanding, respectively	4,499,580	4,543,176
Retained earnings	2,178,087	2,087,645
Accumulated other comprehensive loss	(323,070)	(328,657)
Total shareholders’ equity	6,354,597	6,302,164
Noncontrolling interests	15,848	13,182
Total equity	6,370,445	6,315,346
Total liabilities and equity	$10,108,601	$11,063,697

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues:
Product	$656,293	$612,702
Service	623,209	570,684
Total revenues	1,279,502	1,183,386
Cost of revenues:
Product	340,420	320,479
Service	366,652	333,903
Total cost of revenues	707,072	654,382
Gross profit	572,430	529,004
Operating expenses:
Selling, general, and administrative	335,626	306,530
Research and development	25,573	24,694
Restructuring expenses	25,700	19
Total operating expenses	386,899	331,243
Income from operations	185,531	197,761
Non-operating expenses, net:
Interest expense	30,384	32,357
Interest and miscellaneous income	(1,309)	(1,377)
Gain on sale of business	(18,803)	—
Total non-operating expenses, net	10,272	30,980
Income from continuing operations before income tax expense	175,259	166,781
Income tax expense	35,310	36,200
Income from continuing operations, net of income tax	139,949	130,581
Income (loss) from discontinued operations, net of income tax	5,592	(6,791)
Net income	145,541	123,790
Less: Net income attributable to noncontrolling interests	140	236
Net income attributable to shareholders	$145,401	$123,554

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$1.41	$1.32
Discontinued Operations	$0.06	$(0.07)
Total	$1.47	$1.25

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$1.41	$1.31
Discontinued Operations	$0.06	$(0.07)
Total	$1.46	$1.25

Cash dividends declared per share ordinary outstanding	$0.52	$0.47

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023

Net income	$145,541	$123,790
Less: Net income attributable to noncontrolling interests	140	236
Net income attributable to shareholders	145,401	123,554

Other comprehensive income (loss)
Defined benefit plan changes (net of taxes of $(14) and $(17), respectively)	(164)	58
Change in cumulative foreign currency translation adjustment	5,751	9,793
Total other comprehensive income	5,587	9,851
Comprehensive income	$150,988	$133,405

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Operating activities:
Net income	$145,541	$123,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	112,698	137,925
Deferred income taxes	(22,121)	(445)
Share-based compensation expense	11,460	11,579
Loss on the disposal of property, plant, equipment, and intangibles, net	2,151	93
Gain on sale of businesses, net	(10,960)	—
Other items	(2,451)	1,995
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	107,683	42,446
Inventories, net	(34,134)	(67,956)
Other current assets	9,438	14,355
Accounts payable	(17,122)	(20,572)
Accruals and other, net	1,560	37,919
Net cash provided by operating activities	303,743	281,129
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(108,083)	(66,601)
Proceeds from the sale of property, plant, equipment, and intangibles	—	5
Proceeds from the sale of businesses	809,571	—
Acquisition of businesses, net of cash acquired	(13,659)	—
Net cash provided by (used in) investing activities	687,829	(66,596)
Financing activities:
Payments on term loans	(638,125)	(15,000)
Payments under credit facilities, net	(253,200)	(144,651)
Acquisition related deferred or contingent consideration	(87)	(89)
Repurchases of ordinary shares	(64,203)	(8,724)
Cash dividends paid to ordinary shareholders	(51,436)	(46,427)
Contributions from noncontrolling interest holders	2,532	—
Stock option and other equity transactions, net	5,587	1,254
Net cash used in financing activities	(998,932)	(213,637)
Effect of exchange rate changes on cash and cash equivalents	(1,332)	(639)
(Decrease) increase in cash and cash equivalents	(8,692)	257
Cash and cash equivalents at beginning of period	207,020	208,357
Cash and cash equivalents at end of period	$198,328	$208,614

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2024	98,883	$4,543,176	$2,087,645	$(328,657)	$13,182	$6,315,346
Comprehensive income:
Net income	—	—	145,401	—	140	145,541
Other comprehensive income	—	—	—	5,587	—	5,587
Repurchases of ordinary shares	(322)	(60,680)	(3,523)	—	—	(64,203)
Equity compensation programs and other	238	17,084	—	—	—	17,084
Cash dividends - $0.52 per ordinary share	—	—	(51,436)	—	—	(51,436)
Contributions from noncontrolling interest holders	—	—	—	—	2,532	2,532
Other changes in noncontrolling interest holders	—	—	—	—	(6)	(6)
Balance at June 30, 2024	98,799	$4,499,580	$2,178,087	$(323,070)	$15,848	$6,370,445

	Three Months Ended June 30, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	123,554	—	236	123,790
Other comprehensive income	—	—	—	9,851	—	9,851
Repurchases of ordinary shares	(52)	(997)	(7,727)	—	—	(8,724)
Equity compensation programs and other	204	12,834	—	—	—	12,834
Cash dividends – $0.47 per ordinary share	—	—	(46,427)	—	—	(46,427)
Other changes in noncontrolling interest	—	—	—	—	(124)	(124)
Balance at June 30, 2023	98,781	$4,498,212	$1,980,933	$(310,859)	$10,086	$6,178,372

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)
1. Nature of Operations and Summary of Significant Accounting Policies
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, and outsourced reprocessing; capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors; and connectivity solutions such as operating room (“OR”) integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments, however, as a result of the divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability purposes, as required. We describe our business segments in Note 11 titled "Business Segment Information."
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2024. The Consolidated Balance Sheet at March 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale for the year ended March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 11 titled, "Business Segment Information."
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2024 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2025.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2024, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2025, $45,996 of the March 31, 2024 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2024, $42,300 of the March 31, 2023 deferred revenue balance was recorded as revenue.
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract.
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2024, the transaction price allocated to remaining performance obligations was approximately $1,499,543. We expect to recognize

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

approximately 53% of the transaction price within one year and approximately 38% beyond one year. The remainder has yet to be scheduled for delivery.
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

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

2. Restructuring
In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Fewer than 300 positions are being eliminated. These restructuring actions are designed to enhance profitability and improve efficiency, and we expect these actions to be substantially complete by the end of fiscal 2025.
The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

Three Months Ended June 30, 2024	Restructuring Plan
Severance and other compensation related costs	$21,480
Lease and other contract termination costs	2,970
Product rationalization (1)	2,382
Accelerated depreciation and amortization	1,250
Total Restructuring Expense	$28,082
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the three months ended June 30, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $72,472 has been recorded relating to the Restructuring Plan since inception, of which $20,702 has been recorded in Cost of revenues. We expect to incur additional costs through the remainder of fiscal 2025 for severance and other compensation related costs and lease and other contract termination and other costs, of approximately $28,000.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	24,450
Payments	(3,753)
Balance at June 30, 2024	$21,375

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

3. Business Acquisitions and Divestitures
Acquisitions
During the first three months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $13,659.
On June 20, 2023, we entered into a definitive agreement to purchase the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The transaction was completed on August 2, 2023, and the acquired assets from BD were integrated into our Healthcare segment.
The purchase price of the BD acquisition was $539,758. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. The purchase price of the acquisition was financed with borrowings from our existing Revolving Credit Facility. For more information, refer to Note 7 titled, "Debt."
The table below summarizes the allocation of the purchase price to the net assets acquired from BD based on fair values at the acquisition date.

	September 30, 2023 (As Previously Reported)	Adjustments (2)	Final
Inventory	27,006	4,821	31,827
Property, plant, and equipment	6,755	1,109	7,864
Lease right-of-use assets, net	—	1,737	1,737
Intangible assets (1)	303,598	(598)	303,000
Goodwill	202,399	(5,332)	197,067
Total assets acquired	539,758	1,737	541,495
Lease obligations	—	1,737	1,737
Total liabilities assumed	—	1,737	1,737
Net assets acquired	$539,758	$—	$539,758
(1) Includes estimated fair values of $238,000 for Customer relationships (13 years estimated useful life), $50,000 for Patents and technology (13 years estimated useful life), and $15,000 for Trademarks and tradenames (15 years estimated useful life) as of June 30, 2024.
(2) No additional adjustments made during the first three months of fiscal 2025.
Acquisition and integration expenses totaled $2,254 and $2,237 for the three months ended June 30, 2024 and 2023, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
Divestitures
On April 11, 2024, the Company announced its plan to sell its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. The disposal of the Dental segment met the criteria to be presented as a discontinued operation. For more information refer to Note 4 titled "Discontinued Operations."
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41,546 and recognized a pre-tax gain on the sale of $18,803 in the first quarter of fiscal 2025. The business generated approximately $35,000 in revenues in fiscal 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

4. Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment for all periods presented. A majority of the proceeds received from the sale were utilized to pay off existing debt.
The following table summarizes the major classes of assets and liabilities of the Dental business segment that were classified as held for sale in the Consolidated Balance Sheets as of March 31, 2024:

March 31, 2024

Assets
Assets held-for-sale:
Accounts receivable, net	$48,590
Inventories, net	89,345
Property, plant, and equipment, net	73,395
Lease right-of-use assets, net	22,822
Intangibles, net	770,731
Prepaid expenses and other assets	2,953
Loss accrued on classification as held for sale	(202,932)
Total assets held-for-sale	$804,904
Liabilities
Liabilities held-for-sale:
Accounts payable	$10,580
Accrued income taxes	433
Accrued payroll and other related liabilities	13,683
Lease obligations	23,722
Accrued expenses and other	15,594
Total liabilities held-for-sale	$64,012

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

The following table summarizes the major line items constituting pre-tax income of discontinued operations associated with the Dental segment for the three months ending June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenues:
Product	$63,936	$101,156
Cost of revenues:
Product	35,146	56,699
Gross profit:	28,790	44,457
Operating expenses:
Selling, general, and administrative	13,466	52,528
Research and development	369	808
Income (loss) from operations (1)	14,955	(8,879)
Non-operating expenses (income), net	1	(12)
Pre-tax loss on sale	(7,843)	—
Income (loss) before income tax expense	7,111	(8,867)
Income tax expense (benefit)	1,519	(2,076)
Income (loss) from discontinued operations, net of income tax	5,592	(6,791)
(1) Income from operations for the three month period ended June 30, 2024 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
The effective income tax rates for the three month periods ending June 30, 2024 and 2023 from discontinued operations were 21.4% and 23.4%, respectively.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

	Three Months Ended June 30,
	2024	2023
Operating activities of discontinued operations:
Depreciation, depletion, and amortization	$—	$30,744
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(433)	$(2,129)

5. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2024	March 31, 2024

Raw materials	$257,023	$245,942
Work in process	111,297	98,304
Finished goods	372,330	374,182
Reserve for excess and obsolete inventory	(42,063)	(43,893)
Inventories, net	$698,587	$674,535

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

6. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2024	March 31, 2024
Land and land improvements (1)	$99,000	$90,134
Buildings and leasehold improvements	755,596	724,492
Machinery and equipment	1,105,315	1,075,082
Information systems	256,637	256,671
Radioisotope	700,397	692,642
Construction in progress (1)	522,825	500,106
Total property, plant, and equipment	3,439,770	3,339,127
Less: accumulated depreciation and depletion	(1,605,554)	(1,573,947)
Property, plant, and equipment, net	$1,834,216	$1,765,180
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

7. Debt
Indebtedness was as follows:

	June 30, 2024	March 31, 2024

Short-term debt
Term loan, current portion	$—	$41,250
Delayed draw term loan, current portion	—	44,688
Private Placement Senior Notes	80,000	—
Total short-term debt	$80,000	$85,938

Long-term debt
Private Placement Senior Notes	$670,751	$751,433
Revolving Credit Facility	231,278	484,529
Deferred financing costs	(16,428)	(17,988)
Term loan	—	3,750
Delayed draw term loan	—	548,438
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,235,601	$3,120,162
Total debt	$2,315,601	$3,206,100
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

8. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2024	March 31, 2024
Accrued payroll and other related liabilities:
Compensation and related items	$85,059	$48,152
Accrued vacation/paid time off	17,078	16,140
Accrued bonuses	28,484	61,669
Accrued employee commissions	15,666	35,980
Other postretirement benefit obligations-current portion	994	994
Other employee benefit plans obligations-current portion	2,091	1,896
Total accrued payroll and other related liabilities	$149,372	$164,831
Accrued expenses and other:
Deferred revenues	$69,323	$70,460
Service liabilities	94,301	92,590
Self-insured risk reserves-current portion	17,431	13,303
Accrued dealer commissions	32,934	33,277
Accrued warranty	14,570	15,388
Asset retirement obligation-current portion	507	510
Accrued interest	18,007	11,109
Other	39,490	83,107
Total accrued expenses and other	$286,563	$319,744
Other liabilities:
Self-insured risk reserves-long-term portion	$21,647	$21,646
Other postretirement benefit obligations-long-term portion	5,428	5,159
Defined benefit pension plans obligations-long-term portion	3,024	2,727
Other employee benefit plans obligations-long-term portion	1,314	1,321
Accrued long-term income taxes	6,427	6,508
Asset retirement obligation-long-term portion	13,249	13,148
Other	21,279	21,037
Total other liabilities	$72,368	$71,546
9. Income Taxes
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended June 30, 2024 and 2023 from continuing operations were 20.1% and 21.7%, respectively. The fiscal 2025 effective tax rate decreased when compared to fiscal 2024, primarily due to changes in geographic mix of projected profits and an increase in favorable discrete items.
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
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

examinations by tax authorities for years before fiscal 2018. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12,000 for the fiscal years 2016 through 2020, materially all of which has been paid through June 30, 2024.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Taxes” in this Quarterly Report on Form 10-Q.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

11. Business Segment Information
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments, however, as a result of the divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. For more information, refer to Note 4 titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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
For the three months ended June 30, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2024	2023
Revenues:
Healthcare	$901,221	$818,874
AST	249,803	233,099
Life Sciences	128,478	131,413
Total revenues	$1,279,502	$1,183,386
Operating income (loss):
Healthcare	$216,887	$198,182
AST	117,714	109,590
Life Sciences	52,584	49,841
Corporate	(101,748)	(91,873)
Total operating income	$285,437	$265,740
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,661	$64,092
Acquisition and integration related charges (2)	2,254	2,237
Tax restructuring costs (3)	518	9
Amortization of inventory and property "step up" to fair value (1)	1,391	1,622
Restructuring charges (4)	28,082	19
Income from operations	$185,531	$197,761
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2025 and fiscal 2024 revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2024	2023
Healthcare:
Capital equipment	$214,639	$238,099
Consumables	343,354	280,281
Service	343,228	300,494
Total Healthcare Revenues	$901,221	$818,874
AST:
Capital equipment	$1,088	$874
Service	248,715	232,225
Total AST Revenues	$249,803	$233,099
Life Sciences:
Capital equipment	$26,476	$30,991
Consumables	69,818	61,698
Service	32,184	38,724
Total Life Sciences Revenues	$128,478	$131,413
Total Revenues	$1,279,502	$1,183,386

	Three Months Ended June 30,
	2024	2023
Revenues:
Ireland	$22,194	$20,036
United States	946,890	855,788
Other locations	310,418	307,562
Total Revenues	$1,279,502	$1,183,386

12. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method. Income from continuing operations is used as the benchmark to determine whether share equivalents are dilutive or anti-dilutive. Earnings per share is calculated independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations may not equal total company earnings per share due to rounding.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2024	2023
Weighted average shares outstanding—basic	98,869	98,708
Dilutive effect of share equivalents	507	531
Weighted average shares outstanding and share equivalents—diluted	99,376	99,239

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
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

	Three Months Ended June 30,
(shares in thousands)	2024	2023
Number of share options	665	668
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
13. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of June 30, 2024, there was $443,876 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2025, we repurchased 251,507 of our ordinary shares for the aggregate amount of $56,124 (net of fees and commissions) pursuant to authorizations, under the share repurchase program. During the first three months of fiscal 2024, we had no share repurchase activity.
During the first three months of fiscal 2025, we obtained 69,780 of our ordinary shares in the aggregate amount of $10,256 in connection with share-based compensation award programs. During the first three months of fiscal 2024, we obtained 51,494 of our ordinary shares in the aggregate amount of $8,724 in connection with share-based compensation award programs.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of June 30, 2024, 2,028,765 ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first three months of fiscal 2025 and 2024:

	Fiscal 2025	Fiscal 2024
Risk-free interest rate	4.20%	3.57%
Expected life of options	6.0 years	5.9 years
Expected dividend yield of stock	0.94%	1.08%
Expected volatility of stock	28.47%	27.98%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.07% and 2.22% was applied in fiscal 2025 and 2024, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2024	1,869,871	$168.22
Granted	206,432	251.35
Exercised	(81,378)	81.57
Forfeited	(654)	219.97
Expired	(512)	250.06
Outstanding at June 30, 2024	1,993,759	$180.32	6.3 years	$92,209
Exercisable at June 30, 2024	1,418,051	$157.46	5.3 years	$91,771
We estimate that 559,526 of the non-vested stock options outstanding at June 30, 2024 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $219.54 closing price of our ordinary shares on June 30, 2024 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2025 and fiscal 2024 was $12,372 and $4,831, respectively. Net cash proceeds from the exercise of stock options were $5,587 and $1,254 for the first three months of fiscal 2025 and fiscal 2024, respectively.
The weighted average grant date fair value of stock option grants was $66.87 and $53.45 for the first three months of fiscal 2025 and fiscal 2024, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2024	463,381	28,348	$200.04
Granted	151,638	9,855	228.50
Vested	(124,462)	(4,923)	183.06
Forfeited	(24,655)	(1,339)	205.12
Non-vested at June 30, 2024	465,902	31,941	$213.46
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2025 at the time of grant was $23,694.
As of June 30, 2024, there was a total of $93,968 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.8 years.

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
Changes in our warranty liability during the first three months of fiscal 2025 were as follows:

Warranties
Balance at March 31, 2024	$15,388
Warranties issued during the period	3,456
Settlements made during the period	(4,274)
Balance at June 30, 2024	$14,570

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

16. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the first quarter of fiscal 2025, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2025. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2024, we held net foreign currency forward contracts to buy 50.0 million British pounds sterling; and to sell 100.0 million Mexican pesos, 25.0 million Canadian dollars, 18.2 million euros, and 15.0 million Australian dollars. At June 30, 2024, we held commodity swap contracts to buy 591.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Prepaid & other	$389	$208	$—	$—
Accrued expenses and other	$—	$—	$427	$1,014
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2024	2023
Foreign currency forward contracts	Selling, general and administrative	$386	$1,458
Commodity swap contracts	Cost of revenues	$241	$(1,034)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

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
The following table shows the fair value of our financial assets and liabilities at June 30, 2024 and March 31, 2024:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$198,328	$207,020	$198,328	$207,020	$—	$—	$—	$—
Forward and swap contracts (1)	389	208	—	—	389	208	—	—
Equity investments (2)	4,816	4,767	4,816	4,767	—	—	—	—
Other investments	2,880	2,902	2,880	2,902	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$427	$1,014	$—	$—	$427	$1,014	$—	$—
Deferred compensation plans (2)	1,175	1,186	1,175	1,186	—	—	—	—
Debt (3)	2,315,601	3,206,100	—	—	2,001,665	2,895,784	—	—
Contingent consideration obligations (4)	11,204	11,000	—	—	—	—	11,204	11,000
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the "Interest and miscellaneous income" line of the Consolidated Statement of Income. During the first three months of fiscal 2025 and 2024, we recorded gains of $53 and $73, respectively, related to these investments.
(3) We estimate the fair value of our debt using discounted cash flow analyses, based on estimated current incremental borrowing rates for similar types of borrowing arrangements. The fair values of our Senior Public Notes are estimated using quoted market prices for the Senior Public Notes.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2024 are summarized as follows:

Contingent Consideration
Balance at March 31, 2024	$11,000
Additions	223
Payments	(19)
Balance at June 30, 2024	$11,204

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands, except as noted)

18. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2024 and 2023 were as follows:

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(724)	$(327,933)	$(328,657)
Other Comprehensive (Loss) Income before reclassifications	(91)	5,751	5,660
Amounts reclassified from Accumulated Other Comprehensive Loss	(73)	—	(73)
Net current-period Other Comprehensive (Loss) Income	(164)	5,751	5,587
Balance at June 30, 2024	$(888)	$(322,182)	$(323,070)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
(2) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

	Defined Benefit Plans (1)	Currency Translation (2)	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$12	$(320,722)	$(320,710)
Other Comprehensive Income before reclassifications	418	9,793	10,211
Amounts reclassified from Accumulated Other Comprehensive Loss	(360)	—	(360)
Net current-period Other Comprehensive Income	58	9,793	9,851
Balance at June 30, 2023	$70	$(310,929)	$(310,859)
1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 29, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 8, 2024

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first quarter of fiscal 2025 and fiscal 2024. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2024, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
General Company Overview and Executive Summary
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, and outsourced reprocessing; capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors; and connectivity solutions such as OR integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments; however, as a result of the divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to exclude discontinued operations for comparability, as required. For more information, refer to Note 4 to our consolidated financial statements titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 11 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions and Divestitures. During the first three months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $13.7 million.
On June 20, 2023, we entered into a definitive agreement to purchase the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The transaction was completed on August 2, 2023, and the acquired assets from BD were integrated into our Healthcare segment.
The purchase price of the BD acquisition was $539.8 million. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our existing Revolving Credit Facility. For more information, refer to Note 7 titled, "Debt."
Acquisition and integration expenses totaled $2.3 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41.5 million and recognized a pre-tax gain on the sale of $18.8 million in the first quarter of fiscal 2025. The business generated approximately $35.0 million in revenues in fiscal 2024.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."

Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment for all periods presented. A majority of the proceeds received from the sale were utilized to pay off existing debt.
For more information, see Note 4 to our consolidated financial statements titled, "Discontinued Operations."
Highlights. Revenues increased 8.1% to $1,279.5 million for the three months ended June 30, 2024, as compared to $1,183.4 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Gross profit percentage was 44.7% for both of the first three months of fiscal 2025 and fiscal 2024. Favorable impacts from pricing and material costs were offset by unfavorable impacts from labor costs and adjustments and other charges.
Income from operations for the first three months of fiscal 2025 was $185.5 million, compared to income from operations of $197.8 million for the first three months of fiscal 2024. The decrease in income from operations for the three month periods is primarily due to restructuring expenses associated with the restructuring plan adopted in May 2024, as well as other compensation related expenses, which was partially offset by the benefits of higher volume and pricing as well as added volume from the acquisition of assets from BD.
Cash flows from operations were $303.7 million and free cash flow was $195.7 million for the first three months of fiscal 2025 compared to cash flows from operations of $281.1 million and free cash flow of $214.5 million for the first three months of fiscal 2024 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in cash flows from operations resulted from the increase in cash provided by working capital, primarily driven by higher collection on accounts receivable and improved inventory level management when compared to the same prior year period. The fiscal 2025 decrease in free cash flow is primarily due to the timing of capital spending.
Our debt-to-total capital ratio was 26.7% at June 30, 2024 and 33.7% at March 31, 2024. During the first three months of fiscal 2025, we declared and paid cash dividends totaling $0.52 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2025 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$303,743	$281,129
Purchases of property, plant, equipment, and intangibles, net	(108,083)	(66,601)
Proceeds from the sale of property, plant, equipment, and intangibles	—	5
Free cash flow	$195,660	$214,533
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first three months of fiscal 2025 compared to the same fiscal 2024 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following table compares our revenues for the three months ended June 30, 2024 to the revenues for the three months ended June 30, 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Change	Percent Change

Total revenues	$1,279,502	$1,183,386	$96,116	8.1%

Revenues by type:
Service revenues	623,209	570,684	52,525	9.2%
Consumable revenues	414,090	342,738	71,352	20.8%
Capital equipment revenues	242,203	269,964	(27,761)	(10.3)%

Revenues by geography:
Ireland revenues	22,194	20,036	2,158	10.8%
United States revenues	946,890	855,788	91,102	10.6%
Other foreign revenues	310,418	307,562	2,856	0.9%
Revenues increased 8.1% to $1,279.5 million for the three months ended June 30, 2024, as compared to $1,183.4 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Service revenues increased 9.2% for the three months ended June 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment caused by the divestiture of the Controlled Environment Certification Services ("CECS") business. Consumable revenues increased by 20.8% for the three months ended June 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 10.3% for the three months ended June 30, 2024, as compared to the same period in the prior year, reflecting declines in the Healthcare and Life Sciences segments.
Ireland revenues increased 10.8% to $22.2 million for the three months ended June 30, 2024, as compared to $20.0 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.
United States revenues increased 10.6% to $946.9 million for the three months ended June 30, 2024, as compared to $855.8 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.

Revenues from other foreign locations increased 0.9% to $310.4 million for the three months ended June 30, 2024, as compared to $307.6 million for the same period in the prior year. The increase reflects growth within the EMEA region, which was partially offset by declines primarily in the Asia Pacific region.
Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three months ended June 30, 2024 to the three months ended June 30, 2023:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$315,873	$292,223	$23,650	8.1%
Service	256,557	236,781	19,776	8.4%
Total gross profit	$572,430	$529,004	$43,426	8.2%
Gross profit percentage:
Product	48.1%	47.7%
Service	41.2%	41.5%
Total gross profit percentage	44.7%	44.7%
Gross profit percentage was 44.7% for both of the first three months of fiscal 2025 and fiscal 2024. Favorable impacts from pricing (140 basis points), material costs (70 basis points), and divestitures (20 basis points) were offset by unfavorable impacts from labor costs (130 basis points), adjustments and other charges (70 basis points), productivity (20 basis points), and acquisitions (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2024 to the three months ended June 30, 2023:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$335,626	$306,530	$29,096	9.5%
Research and development	25,573	24,694	879	3.6%
Restructuring expenses	25,700	19	25,681	nm
Total operating expenses	$386,899	$331,243	$55,656	16.8%
nm - not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 9.5% in the first three months of fiscal 2025 over the same prior year period. The fiscal 2025 increase is primarily attributable to increased compensation, including incentive compensation and benefit costs, as well as increases in professional fees.
Research and Development. Research and development expenses increased 3.6% in the first three months of fiscal 2025 over the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2025, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Fewer than 300 positions are being eliminated. These restructuring actions are designed to enhance profitability and improve efficiency, and we expect to be substantially complete with the actions by the end of fiscal 2025. We anticipate improvements in income from operations of approximately $25.0 million per year, with the majority of the benefit being in fiscal 2026 and beyond due to timing of actions.

The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

Three Months Ended June 30, 2024	Restructuring Plan
Severance and other compensation related costs	$21,480
Lease and other contract termination costs	2,970
Product rationalization (1)	2,382
Accelerated depreciation and amortization	1,250
Total Restructuring Expense	$28,082
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the three months ended June 30, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $72.5 million has been recorded relating to the Restructuring Plan since inception, of which $20.7 million has been recorded in Cost of revenues. We expect to incur additional costs through the remainder of fiscal 2025 for severance and other compensation related costs and lease and other contract termination and other costs, of approximately $28.0 million.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	24,450
Payments	(3,753)
Balance at June 30, 2024	$21,375

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$30,384	$32,357	$(1,973)
Interest and miscellaneous income	(1,309)	(1,377)	68
Gain on sale of business	(18,803)	$—	(18,803)
Non-operating expenses, net	$10,272	$30,980	$(20,708)
Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous (income) expense.
Interest expense decreased $2.0 million during the first three months of fiscal 2025 as compared to the prior year period, primarily due to the lower principal amount of debt outstanding. For more information, refer to Note 7 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income decreased $0.1 million during the first three months of fiscal 2025 as compared to the prior year period.
Gain on sale of business during the first three months of fiscal 2025 was $18.8 million and relates to the sale of our CECS business. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."

Income Taxes. The following tables compare our tax expense and effective income tax rates for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$35,310	$36,200	$(890)	(2.5)%
Effective income tax rate	20.1%	21.7%
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
The effective income tax rates from continuing operations for the three month periods ended June 30, 2024 and 2023 were 20.1% and 21.7%, respectively. The fiscal 2025 effective tax rate decreased when compared to fiscal 2024, primarily due to changes in geographic mix of projected profits and an increase in favorable discrete items.
Business Segment Results of Operations.
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments; however, as a result of the divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required.
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
For the three months ended June 30, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$901,221	$818,874	$40,976	$—	$(1,197)	10.1%	5.1%	5.2%
AST	249,803	233,099	—	—	(1,313)	7.2%	7.2%	7.7%
Life Sciences	128,478	131,413	—	(7,881)	(366)	(2.2)%	4.0%	4.3%
Total	$1,279,502	$1,183,386	$40,976	$(7,881)	$(2,876)	8.1%	5.4%	5.6%
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
Healthcare revenues increased 10.1% to $901.2 million for the three months ended June 30, 2024, as compared to $818.9 million for the same prior year period. This increase reflects growth in consumable and service revenues of 22.5% and 14.2%, respectively, which was partially offset by a decline in capital equipment revenues of 9.9%. The constant currency organic growth of 5.2% is primarily due to increased volume, impacting revenues by a low single digit percentage, as well as increased pricing.
The Healthcare segment's backlog at June 30, 2024 was $362.0 million. The Healthcare segment's backlog at June 30, 2023 was $491.7 million. The decrease is due to shortened lead times in fiscal 2024 due to improving supply chains, which drove strong shipments throughout fiscal 2024.
AST revenues increased 7.2% to $249.8 million for the three months ended June 30, 2024, as compared to $233.1 million for the same prior year period. The constant currency organic growth of 7.7% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume.
Life Sciences revenues decreased 2.2% to $128.5 million for the three months ended June 30, 2024, as compared to $131.4 million for the same prior year period. This decrease is partially due to the sale of the CECS business during the first quarter of fiscal 2025, which impacted service revenue, resulting in a decline of 16.9%. This decrease also reflects declines in capital equipment revenues of 14.6% and was partially offset by an increase in consumable revenues of 13.2%. The constant currency organic growth of 4.3% is primarily due to increased pricing, impacting revenues by a low single digit percentage.
The Life Sciences backlog at June 30, 2024 was $72.2 million. The Life Sciences backlog at June 30, 2023 was $104.9 million. The decrease is primarily due to softening demand, as anticipated.

The following table compares business segment and Corporate operating income for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Segment operating income (loss):
Healthcare	$216,887	$198,182
AST	117,714	109,590
Life Sciences	52,584	49,841
Corporate	(101,748)	(91,873)
Total segment operating income	$285,437	$265,740
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,661	$64,092
Acquisition and integration related charges (2)	2,254	2,237
Tax restructuring costs (3)	518	9
Amortization of inventory and property "step up" to fair value (1)	1,391	1,622
Restructuring charges (4)	28,082	19
Total income (loss) from operations	$185,531	$197,761
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
The Healthcare segment’s operating income increased 9.4% to $216.9 million for the three months ended June 30, 2024, as compared to $198.2 million in the same prior year period. The segment's operating margins were 24.1% and 24.2% for the first three months of fiscal 2025 and 2024, respectively. The increase in operating income for the three months ended June 30, 2024 is primarily due to the benefits of higher volume, including added volume from the acquisition of assets from BD, and pricing, which were partially offset by increased compensation costs. The decrease in operating margin for the three months ended June 30, 2024 is primarily due to increased compensation costs, primarily due to increased headcount.
The AST segment's operating income increased 7.4% to $117.7 million for the three months ended June 30, 2024, as compared to $109.6 million during the same prior year period. The segment's operating margins were 47.1% and 47.0% for the first three months of fiscal 2025 and 2024, respectively. The increase in operating income and operating margin for the three months ended June 30, 2024 is primarily due to favorable pricing, which was partially offset by increased labor costs.
The Life Sciences segment’s operating income increased 5.5% to $52.6 million for the three months ended June 30, 2024, as compared to $49.8 million for the same prior year period. The segment's operating margins were 40.9% and 37.9% for the first three months of fiscal 2025 and 2024, respectively. The increase in operating income and operating margin for the three months ended June 30, 2024 is primarily due to favorable pricing and mix following the divestiture of CECS.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$303,743	$281,129
Net cash provided by (used in) investing activities	$687,829	$(66,596)
Net cash used in financing activities	$(998,932)	$(213,637)
Debt-to-total capital ratio	26.7%	32.2%
Free cash flow	$195,660	$214,533
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $303.7 million for the first three months of fiscal 2025 and $281.1 million for the first three months of fiscal 2024. The fiscal 2025 increase in cash flows from operations resulted from the increase in cash provided by working capital, primarily driven by higher collection on accounts receivable and improved inventory level management when compared to the same prior year period.
Net Cash Provided by/Used In Investing Activities – The net cash provided by investing activities totaled $687.8 million for the first three months of fiscal 2025 and net cash used in investing activities totaled $66.6 million for the first three months of fiscal 2024. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2025 and fiscal 2024:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $108.1 million for the first three months of fiscal 2025 and $66.6 million during the same prior year period. The fiscal 2025 increase is due to the timing of capital spending.
•Proceeds from the sale of businesses – During the first three months of fiscal 2025, we received proceeds of $809.6 million from the sale of our Dental segment and the sale of our CECS business. For more information, refer to Note 3 to our consolidated financial statements titled "Business Acquisitions and Divestitures" and Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Acquisition of businesses, net of cash acquired – During the first three months of fiscal 2025, we used $13.7 million to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $998.9 million and $213.6 million for the first three months of fiscal 2025 and fiscal 2024, respectively. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2025 and fiscal 2024:
•Payments on term loans – During the first three months of fiscal 2025 and 2024, we repaid $638.1 million and $15.0 million, respectively, of our term loans. The fiscal 2025 increase was primarily due to the use of proceeds from the sale of the Dental segment to pay off our outstanding term loans. For more information on our term loans, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Payments under credit facilities, net – Net payments under credit facilities totaled $253.2 million and $144.7 million for the first three months of fiscal 2025 and 2024, respectively. The fiscal 2025 increase was primarily due to the use of proceeds from the sale of the Dental segment to pay down our outstanding Revolving Credit Facility balance. For more information on our indebtedness, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Repurchases of ordinary shares – During the first three months of fiscal 2025 and 2024, we obtained 69,780 and 51,494, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.3 million and $8.7 million, respectively. During the first three months of fiscal 2025, we purchased 241,507 of our ordinary shares for the aggregate amount of $53.9 million through our share repurchase program. During the first three months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. For more information on our share repurchases, refer to Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2025, we paid total cash dividends of $51.4 million, or $0.52 per outstanding share. During the first three months of fiscal 2024, we paid total cash dividends of $46.4 million, or $0.47 per outstanding share.
•Transactions with noncontrolling interest holders – During the first three months of fiscal 2025, we received $2.5 million in contributions from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2025 and fiscal 2024, we received cash proceeds totaling $5.6 million and $1.3 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $303.7 million for the first three months of fiscal 2025 and $281.1 million for the first three months of fiscal 2024. Free cash flow was $195.7 million in the first three months of fiscal 2025 compared to $214.5 million in the first three months of fiscal 2024 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 decrease in free cash flow is primarily due to the timing of capital spending.
Our debt-to-total capital ratio was 26.7% at June 30, 2024 and 32.2% at June 30, 2023.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our commercial commitments were approximately $112.2 million at June 30, 2024, reflecting a net increase of $1.8 million in surety bonds and other commercial commitments from March 31, 2024. Outstanding borrowings under our Revolving Credit Facility as of June 30, 2024 were $231.3 million. We had $12.3 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2024.
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

Supplemental Guarantor Financial Information
STERIS plc ("Parent") and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo", "Issuer") a wholly-owned subsidiary issuer, under Senior Public Notes issued by FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
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

The following tables present summarized results of operations for the three months ended June 30, 2024 and summarized balance sheet information at June 30, 2024 and March 31, 2024 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Three Months Ended
June 30,
2024

Revenues	$717,088
Gross profit	394,099
Operating costs arising from transactions with non-issuers and non-guarantors, net	155,405
Income from operations	189,329
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	122,081
Net income	$107,301

Summarized Balance Sheet Information
( in thousands)
	June 30,	March 31,
	2024	2024
Receivables due from non-issuers and non-guarantor subsidiaries	$19,324,244	$19,120,843
Other current assets	735,044	846,149
Total current assets	$20,059,288	$19,966,992

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,322,452	$1,797,274
Goodwill	292,559	292,559
Other non-current assets	643,983	642,240
Total non-current assets	$2,258,994	$2,732,073

Payables due to non-issuers and non-guarantor subsidiaries	$21,956,256	$21,415,901
Other current liabilities	226,181	289,047
Total current liabilities	$22,182,437	$21,704,948

Non-current payables due to non-issuers and non-guarantor subsidiaries	$519,230	$598,730
Other non-current liabilities	2,356,901	3,247,978
Total non-current liabilities	$2,876,131	$3,846,708
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2024.
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
Refer to Note 9 of our consolidated financial statements titled, "Income Taxes" for more information.
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, statements related to the expected benefits of and timing of completion of the Restructuring Plan, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland, (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate acquired businesses into its existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of such businesses, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine or Israel-Hamas military conflicts, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (v) the possibility that our expectations about the pre-tax savings resulting from the Restructuring Plan, the number of positions eliminated pursuant to the Restructuring Plan and the costs, charges and cash expenditures associated with the announced restructuring plan may not be realized on the timeline or timelines we expect, or at all.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our exposures to market risks have not changed materially since March 31, 2024.
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2025, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2025. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At June 30, 2024, we held net foreign currency forward contracts to buy 50.0 million British pounds sterling; and to sell 100.0 million Mexican pesos, 25.0 million Canadian dollars, 18.2 million euros, and 15.0 million Australian dollars,
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At June 30, 2024, we held commodity swap contracts to buy 591.8 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 10 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023, our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500 million (net of taxes, fees and commissions). As of June 30, 2024, there was $444 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the May 3, 2023 share repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2025, we repurchased 251,507 of our ordinary shares for the aggregate amount of $56.1 million (net of fees and commissions) pursuant to authorizations under the share repurchase program.
During the first three months of fiscal 2025, we obtained 69,780 of our ordinary shares in the aggregate amount of $10.3 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2025 under our ordinary share repurchase program:

(dollars in thousands)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	—		$—		—	$500,000
May 1-31	90,000		228.01		90,000	479,479
June 1-30	161,507		220.44		161,507	443,876
Total	251,507	(1)	$223.15	(1)	251,507	$443,876
(1) Does not include 9 shares purchased during the quarter at an average price of $217.93 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K, except as follows:
On June 6, 2024, Daniel A. Carestio, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s ordinary shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and such plan, a “Rule 10b5-1 Trading Plan”). Mr. Carestio’s Rule 10b5-1 Trading Plan, which expires June 5, 2026, provides for the sale of up to 62,021 ordinary shares pursuant to the terms of such plan. The actual number of ordinary shares available to be sold under the Rule 10b5-1 Trading Plan for ordinary shares subject to unvested awards will be calculated at the time of vesting of such equity awards after withholding to satisfy tax obligations.

On May 15, 2024, Michael J. Tokich, Senior Vice President and Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. Tokich’s Rule 10b5-1 Trading Plan, which expires June 12, 2026, provides for the sale of up to 46,664 ordinary shares pursuant to the terms of such plan.

On May 15, 2024, J. Adam Zangerle, Senior Vice President, General Counsel, and Company Secretary of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. Zangerle’s Rule 10b5-1 Trading Plan, which expires November 1, 2025, provides for the sale of up to 17,822 ordinary shares pursuant to the terms of such plan. The actual number of ordinary shares available to be sold under the Rule 10b5-1 Trading Plan for ordinary shares subject to unvested awards will be calculated at the time of vesting of such equity awards after withholding to satisfy tax obligations.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

2.1	Equity Purchase Agreement by and between STERIS Corporation, HuFriedy Group Holding LLC, Hu-Friedy Mfg. Co. LLC and Crosstex International, Inc., dated as of April 10, 2024 (filed herewith).

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
August 8, 2024