Form 10-Q
period 2024-09-30
STERIS plc
filed 2024-11-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 4, 2024: 98,707,327

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,195	$207,020
Accounts receivable (net of allowances of $24,480 and $22,984 respectively)	923,340	1,008,315
Inventories, net	688,933	674,535
Prepaid expenses and other current assets	153,401	174,349
Current assets held for sale	—	804,904
Total current assets	1,937,869	2,869,123
Property, plant, and equipment, net	1,929,666	1,765,180
Lease right-of-use assets, net	159,237	173,201
Goodwill	4,151,437	4,070,712
Intangibles, net	2,003,669	2,119,282
Other assets	60,267	66,199
Total assets	$10,242,145	$11,063,697
Liabilities and equity
Current liabilities:
Accounts payable	$235,070	$251,723
Accrued income taxes	5,850	13,640
Accrued payroll and other related liabilities	146,575	164,831
Short-term lease obligations	30,509	31,239
Short-term indebtedness	80,000	85,938
Accrued expenses and other	307,479	319,744
Current liabilities held for sale	—	64,012
Total current liabilities	805,483	931,127
Long-term indebtedness	2,156,158	3,120,162
Deferred income taxes, net	462,741	479,688
Long-term lease obligations	133,148	145,828
Other liabilities	74,153	71,546
Total liabilities	$3,631,683	$4,748,351
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,708 and 98,883 ordinary shares issued and outstanding, respectively	4,490,999	4,543,176
Retained earnings	2,268,326	2,087,645
Accumulated other comprehensive loss	(165,836)	(328,657)
Total shareholders’ equity	6,593,489	6,302,164
Noncontrolling interests	16,973	13,182
Total equity	6,610,462	6,315,346
Total liabilities and equity	$10,242,145	$11,063,697

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product	$695,908	$658,180	$1,352,201	$1,270,882
Service	633,004	580,024	1,256,213	1,150,708
Total revenues	1,328,912	1,238,204	2,608,414	2,421,590
Cost of revenues:
Product	368,720	350,377	709,140	670,856
Service	381,401	341,599	748,053	675,502
Total cost of revenues	750,121	691,976	1,457,193	1,346,358
Gross profit	578,791	546,228	1,151,221	1,075,232
Operating expenses:
Selling, general, and administrative	329,298	328,430	664,924	634,960
Research and development	27,031	26,268	52,604	50,962
Restructuring expenses (credits)	2,796	(23)	28,496	(4)
Total operating expenses	359,125	354,675	746,024	685,918
Income from operations	219,666	191,553	405,197	389,314
Non-operating expenses, net:
Interest expense	19,668	36,938	50,052	69,295
Interest and miscellaneous income	(1,126)	(1,237)	(2,435)	(2,614)
Loss (gain) on sale of business and equity investment, net	6,232	—	(12,571)	—
Total non-operating expenses, net	24,774	35,701	35,046	66,681
Income from continuing operations before income tax expense	194,892	155,852	370,151	322,633
Income tax expense	43,506	35,055	78,816	71,255
Income from continuing operations, net of income tax	151,386	120,797	291,335	251,378
(Loss) income from discontinued operations, net of income tax	(213)	(4,451)	5,379	(11,242)
Net income	151,173	116,346	296,714	240,136
Less: Net income attributable to noncontrolling interests	1,139	1,027	1,279	1,263
Net income attributable to shareholders	$150,034	$115,319	$295,435	$238,873

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$1.52	$1.21	$2.94	$2.53
Discontinued Operations	$—	$(0.05)	$0.05	$(0.11)
Total	$1.52	$1.17	$2.99	$2.42

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$1.51	$1.20	$2.92	$2.52
Discontinued Operations	$—	$(0.04)	$0.05	$(0.11)
Total	$1.51	$1.16	$2.98	$2.41

Cash dividends declared per share ordinary outstanding	$0.57	$0.52	$1.09	$0.99

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net income	$151,173	$116,346	$296,714	$240,136
Less: Net income attributable to noncontrolling interests	1,139	1,027	1,279	1,263
Net income attributable to shareholders	150,034	115,319	295,435	238,873

Other comprehensive income (loss)
Defined benefit plan changes (net of taxes of $(14), $18, $(28) and $35, respectively)	43	59	(121)	117
Change in cumulative foreign currency translation adjustment	157,191	(75,935)	162,942	(66,142)
Total other comprehensive income	157,234	(75,876)	162,821	(66,025)
Comprehensive income	$307,268	$39,443	$458,256	$172,848

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2024	2023
Operating activities:
Net income	$296,714	$240,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	227,953	290,177
Deferred income taxes	(22,085)	(1,314)
Share-based compensation expense	32,272	32,295
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	2,699	(1,103)
Gain on sale of businesses and equity investment, net	(4,458)	—
Other items	586	113
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	82,506	(2,464)
Inventories, net	(18,677)	(100,616)
Other current assets	8,565	(19,630)
Accounts payable	(16,261)	15,076
Accruals and other, net	(35,346)	(25,446)
Net cash provided by operating activities	554,468	427,224
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(209,975)	(149,893)
Proceeds from the sale of property, plant, equipment, and intangibles	—	7,360
Proceeds from the sale of businesses	809,919	9,458
Acquisition of businesses, net of cash acquired	(17,467)	(539,758)
Net cash provided by (used in) investing activities	582,477	(672,833)
Financing activities:
Payments on term loans	(638,125)	(30,000)
(Payments) proceeds under credit facilities, net	(344,920)	391,022
Acquisition related deferred or contingent consideration	(177)	(177)
Repurchases of ordinary shares	(110,625)	(9,213)
Cash dividends paid to ordinary shareholders	(107,673)	(97,795)
Contributions from noncontrolling interest holders	2,532	—
Stock option and other equity transactions, net	19,092	2,740
Net cash (used in) provided by financing activities	(1,179,896)	256,577
Effect of exchange rate changes on cash and cash equivalents	8,126	(5,568)
(Decrease) increase in cash and cash equivalents	(34,825)	5,400
Cash and cash equivalents at beginning of period	207,020	208,357
Cash and cash equivalents at end of period	$172,195	$213,757

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2024	98,799	$4,499,580	$2,178,087	$(323,070)	$15,848	$6,370,445
Comprehensive income:
Net income	—	—	150,034	—	1,139	151,173
Other comprehensive income	—	—	—	157,234	—	157,234
Repurchases of ordinary shares	(202)	(42,864)	(3,558)	—	—	(46,422)
Equity compensation programs and other	112	34,283	—	—	—	34,283
Cash dividends - $0.57 per ordinary share	—	—	(56,237)	—	—	(56,237)
Other changes in noncontrolling interest holders	—	—	—	—	(14)	(14)
Balance at September 30, 2024	98,709	$4,490,999	$2,268,326	$(165,836)	$16,973	$6,610,462

	Six Months Ended September 30, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2024	98,883	$4,543,176	$2,087,645	$(328,657)	$13,182	$6,315,346
Comprehensive income:
Net income	—	—	295,435	—	1,279	296,714
Other comprehensive income	—	—	—	162,821	—	162,821
Repurchases of ordinary shares	(524)	(103,544)	(7,081)	—	—	(110,625)
Equity compensation programs and other	350	51,367	—	—	—	51,367
Cash dividends – $1.09 per ordinary share	—	—	(107,673)	—	—	(107,673)
Contributions from noncontrolling interest	—	—	—	—	2,532	2,532
Other changes in noncontrolling interest	—	—	—	—	(20)	(20)
Balance at September 30, 2024	98,709	$4,490,999	$2,268,326	$(165,836)	$16,973	$6,610,462

	Three Months Ended September 30, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2023	98,781	$4,498,212	$1,980,933	$(310,859)	$10,086	$6,178,372
Comprehensive income:
Net income	—	—	115,319	—	1,027	116,346
Other comprehensive loss	—	—	—	(75,876)	—	(75,876)
Repurchases of ordinary shares	(6)	(1,502)	1,013	—	—	(489)
Equity compensation programs and other	14	22,201	—	—	—	22,201
Cash dividends – $0.52 per ordinary share	—	—	(51,368)	—	—	(51,368)
Other changes in noncontrolling interest	—	—	—	—	(18)	(18)
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168

	Six Months Ended September 30, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	238,873	—	1,263	240,136
Other comprehensive loss	—	—	—	(66,025)	—	(66,025)
Repurchases of ordinary shares	(57)	(2,499)	(6,714)	—	—	(9,213)
Equity compensation programs and other	217	35,035	—	—	—	35,035
Cash dividends – $0.99 per ordinary share	—	—	(97,795)	—	—	(97,795)
Other changes in noncontrolling interest	—	—	—	—	(142)	(142)
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2024 and 2023
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale for the year ended March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 11 titled, "Business Segment Information."
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2024 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2025.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2024, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2025, $52,122 of the March 31, 2024 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2024, $64,241 of the March 31, 2023 deferred revenue balance was recorded as revenue.
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
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2024, the transaction price allocated to remaining performance obligations was approximately $1,627,045. We expect to recognize

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

approximately 54% of the transaction price within one year and approximately 37% beyond one year. The remainder has yet to be scheduled for delivery.
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
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023	The standard provides guidance to enhance disclosures related to income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of income taxes paid (net of refunds received) by individual jurisdictions that represent greater than 5% of the total. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.	NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.
ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses."	November 2024
The standard provides guidance to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
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
The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

	Three Months Ended September 30,	Six Months Ended September 30,
Restructuring Plan
Severance and other compensation related costs	$1,805	$23,285
Lease and other contract termination and other costs	991	3,961
Product rationalization (1)	—	2,382
Accelerated depreciation and amortization	—	1,250
Total Restructuring Expense	$2,796	$30,878
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the three and six months ended September 30, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $75,268 has been recorded relating to the Restructuring Plan since inception, of which $20,702 has been recorded in Cost of revenues. We expect to incur additional costs through the remainder of fiscal 2025 for severance and other compensation related costs and lease and other contract termination and other costs, of approximately $25,000.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	27,246
Payments	(6,098)
Balance at September 30, 2024	$21,826

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

3. Business Acquisitions and Divestitures
Acquisitions
During the first six months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $17,467.
On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD were integrated into our Healthcare segment.
The purchase price of the BD acquisition was $539,758. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60,000. The purchase price of the acquisition was financed with borrowings from our Previous Revolving Credit Facility. For more information, refer to Note 7 titled, "Debt."
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
(1) Includes estimated fair values of $238,000 for Customer relationships (13 years estimated useful life), $50,000 for Patents and technology (13 years estimated useful life), and $15,000 for Trademarks and trade names (15 years estimated useful life) as of the acquisition date.
(2) No additional adjustments made during fiscal 2025.
Acquisition and integration expenses totaled $3,205 and $5,459 for the three and six months ended September 30, 2024, respectively. Acquisition and integration expenses totaled $15,808 and $18,045 for the three and six months ended September 30, 2023, respectively. The decrease in acquisition and integration expenses for the three and six months ended September 30, 2024 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition during fiscal 2024. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
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
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41,894 and recognized a pre-tax gain on the sale of $19,151 in fiscal 2025. The business generated approximately $35,000 in revenues in fiscal 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

4. Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

The following table summarizes the major line items constituting pre-tax income of discontinued operations associated with the Dental segment for the three and six months ending September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product	$—	$104,156	$63,936	$205,312
Cost of revenues:
Product	—	56,855	35,146	113,554
Gross profit:	—	47,301	28,790	91,758
Operating expenses:
Selling, general, and administrative	—	52,221	13,466	104,749
Research and development	—	776	369	1,584
(Loss) income from operations (1)	—	(5,696)	14,955	(14,575)
Non-operating expenses (income), net	—	2	1	(10)
Pre-tax loss on sale	(270)	—	(8,113)	—
(Loss) income before income tax expense	(270)	(5,698)	6,841	(14,565)
Income tax (benefit) expense	(57)	(1,247)	1,462	(3,323)
(Loss) income from discontinued operations, net of income tax	(213)	(4,451)	5,379	(11,242)
(1) Income from operations for the six month period ended September 30, 2024 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
The effective income tax rates for the three month periods ending September 30, 2024 and 2023 from discontinued operations were 21.1% and 21.9%, respectively. The effective income tax rates for the six month periods ending September 30, 2024 and 2023 from discontinued operations were 21.4% and 22.8%, respectively.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

	Six Months Ended September 30,
	2024	2023
Operating activities of discontinued operations:
Depreciation, depletion, and amortization	$—	$60,837
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(433)	$(2,720)

5. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2024	March 31, 2024

Raw materials	$235,594	$245,942
Work in process	107,371	98,304
Finished goods	388,606	374,182
Reserve for excess and obsolete inventory	(42,638)	(43,893)
Inventories, net	$688,933	$674,535

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

6. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2024	March 31, 2024
Land and land improvements (1)	$106,008	$90,134
Buildings and leasehold improvements	770,760	724,492
Machinery and equipment	1,148,329	1,075,082
Information systems	260,649	256,671
Radioisotope	732,755	692,642
Construction in progress (1)	577,443	500,106
Total property, plant, and equipment	3,595,944	3,339,127
Less: accumulated depreciation and depletion	(1,666,278)	(1,573,947)
Property, plant, and equipment, net	$1,929,666	$1,765,180
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

7. Debt
Indebtedness was as follows:

	September 30, 2024	March 31, 2024

Short-term debt
Term loan, current portion	$—	$41,250
Delayed draw term loan, current portion	—	44,688
Private Placement Senior Notes	80,000	—
Total short-term debt	$80,000	$85,938

Long-term debt
Private Placement Senior Notes	$680,794	$751,433
Revolving Credit Facility	141,396	484,529
Deferred financing costs	(16,032)	(17,988)
Term loan	—	3,750
Delayed draw term loan	—	548,438
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,156,158	$3,120,162
Total debt	$2,236,158	$3,206,100
On October 7, 2024, STERIS plc (“STERIS”), STERIS Corporation (the “Company”), STERIS Limited (“Limited”) and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100,000 revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021 (the “Previous Revolving Credit Facility”).
The Revolving Credit Agreement provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolving Credit Agreement may be increased in specified circumstances by up to $625,000 in the discretion of the lenders. The Revolving Credit Agreement matures on the date that is five years after October 7, 2024, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolving Credit Facility bears interest from time to time, at either the Base Rate or the Relevant Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of STERIS, as defined in the Revolving Credit Agreement. Base Rate Advances are payable quarterly in arrears and Term Benchmark Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. There is no premium or penalty for prepayment of Base Rate Advances, but prepayments of Term Benchmark Advances are generally subject to a breakage fee. Advances may be extended in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”). Alternative Currency Advances are limited in the aggregate to the equivalent of $625,000.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
8. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2024	March 31, 2024
Accrued payroll and other related liabilities:
Compensation and related items	$66,282	$48,152
Accrued vacation/paid time off	16,660	16,140
Accrued bonuses	39,293	61,669
Accrued employee commissions	21,261	35,980
Other postretirement benefit obligations-current portion	994	994
Other employee benefit plans obligations-current portion	2,085	1,896
Total accrued payroll and other related liabilities	$146,575	$164,831
Accrued expenses and other:
Deferred revenues	$72,643	$70,460
Service liabilities	101,446	92,590
Self-insured risk reserves-current portion	16,819	13,303
Accrued dealer commissions	34,064	33,277
Accrued warranty	15,010	15,388
Asset retirement obligation-current portion	572	510
Accrued interest	8,732	11,109
Other	58,193	83,107
Total accrued expenses and other	$307,479	$319,744
Other liabilities:
Self-insured risk reserves-long-term portion	$21,647	$21,646
Other postretirement benefit obligations-long-term portion	5,401	5,159
Defined benefit pension plans obligations-long-term portion	3,262	2,727
Other employee benefit plans obligations-long-term portion	1,395	1,321
Accrued long-term income taxes	6,527	6,508
Asset retirement obligation-long-term portion	13,854	13,148
Other	22,067	21,037
Total other liabilities	$74,153	$71,546
9. Income Taxes
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended September 30, 2024 and 2023 from continuing operations were 22.3% and 22.5%, respectively. The effective income tax rates for the six month periods ended September 30, 2024 and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

2023 from continuing operations were 21.3% and 22.1%, respectively. The fiscal 2025 effective tax rates decreased when compared to fiscal 2024, primarily due to changes in geographic mix of projected profits and an increase in favorable discrete items.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2018 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2018. We remain subject to tax authority audits in various jurisdictions wherever we do business.
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12,000 for the fiscal years 2016 through 2020, materially all of which has been paid through September 30, 2024.
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
A subsidiary of the Company has been sued in Illinois state court by individual plaintiffs who work or reside near a facility in Lake County, Illinois, where the subsidiary provided sterilization services using ethylene oxide (“EO”) from January 2005 to September 2008. The plaintiffs have filed separate suits in which each alleges that they have been diagnosed with one or more types of cancer, allegedly resulting from exposure to EO emissions from the facility into the ambient air. As of September 30, 2024, approximately 275 individual plaintiffs have filed such suits asserting individual personal injury claims and seeking compensatory and, if subsequently permitted by the court, punitive damages. The first trial of a plaintiff’s claims is scheduled for November 2024. The Company disputes the allegations, is vigorously defending itself in these matters, and is pursuing potential contribution and indemnity from other parties. Nonetheless, management believes that based on the number of cases and the overall cost of defense, a loss is reasonably possible; however, a range of loss cannot be reasonably estimated at this time because the evaluation of each case is highly fact-driven, subject to lengthy court proceedings, and impacted by each plaintiff's alleged disease, time and proximity of exposure, and other factors. We believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole.
We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed above). For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, and we may also have contractual indemnification rights against certain liabilities, but there can be no assurance that either will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.
Civil, criminal, regulatory or other proceedings involving our products or services, including the matters discussed above, could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations. Further, the Company may incur material defense costs as a result of such proceedings, which may also divert management attention from other priorities.
For additional information, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
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
For the three and six months ended September 30, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Healthcare	$944,230	$870,056	$1,845,451	$1,688,930
AST	256,737	235,053	506,540	468,152
Life Sciences	127,945	133,095	256,423	264,508
Total revenues	$1,328,912	$1,238,204	$2,608,414	$2,421,590
Operating income (loss):
Healthcare	$228,006	$204,054	$444,893	$402,236
AST	109,902	110,783	227,616	220,373
Life Sciences	53,700	50,284	106,284	100,125
Corporate	(97,129)	(87,020)	(198,877)	(178,893)
Total operating income	$294,479	$278,101	$579,916	$543,841
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,971	$69,846	$135,632	$133,938
Acquisition and integration related charges (2)	3,205	15,808	5,459	18,045
Tax restructuring (credits) costs (3)	(561)	—	(43)	9
Amortization of inventory and property "step up" to fair value (1)	1,402	917	2,793	2,539
Restructuring charges (credits) (4)	2,796	(23)	30,878	(4)
Income from operations	$219,666	$191,553	$405,197	$389,314
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2025 and fiscal 2024 revenue is disclosed in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Healthcare:
Capital equipment	$249,732	$254,905	$464,371	$493,004
Consumables	341,707	306,025	685,061	586,306
Service	352,791	309,126	696,019	609,620
Total Healthcare Revenues	$944,230	$870,056	$1,845,451	$1,688,930
AST:
Capital equipment	$8,805	$1,754	$9,893	$2,628
Service	247,932	233,299	496,647	465,524
Total AST Revenues	$256,737	$235,053	$506,540	$468,152
Life Sciences:
Capital equipment	$23,012	$35,438	$49,488	$66,429
Consumables	72,125	59,409	141,943	121,107
Service	32,808	38,248	64,992	76,972
Total Life Sciences Revenues	$127,945	$133,095	$256,423	$264,508
Total Revenues	$1,328,912	$1,238,204	$2,608,414	$2,421,590

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Ireland	$22,802	$20,399	$44,996	$40,435
United States	979,528	909,651	1,926,418	1,765,439
Other locations	326,582	308,154	637,000	615,716
Total Revenues	$1,328,912	$1,238,204	$2,608,414	$2,421,590

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
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2024	2023	2024	2023
Weighted average shares outstanding—basic	98,669	98,785	98,769	98,747
Dilutive effect of share equivalents	535	621	521	576
Weighted average shares outstanding and share equivalents—diluted	99,204	99,406	99,290	99,323

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2024	2023	2024	2023
Number of share options	599	625	632	647
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
13. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of September 30, 2024, there was $400,000 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2025, we repurchased 446,661 of our ordinary shares for the aggregate amount of $100,000 (net of fees and commissions) pursuant to authorizations, under the share repurchase program. During the first six months of fiscal 2024, we had no share repurchase activity.
During the first six months of fiscal 2025, we obtained 77,544 of our ordinary shares in the aggregate amount of $10,616 in connection with share-based compensation award programs. During the first six months of fiscal 2024, we obtained 57,161 of our ordinary shares in the aggregate amount of $9,213 in connection with share-based compensation award programs.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of September 30, 2024, 2,020,289 ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first six months of fiscal 2025 and 2024:

	Fiscal 2025	Fiscal 2024
Risk-free interest rate	4.21%	3.59%
Expected life of options	6.1 years	6.0 years
Expected dividend yield of stock	0.94%	1.08%
Expected volatility of stock	28.42%	27.92%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2024	1,869,871	$168.22
Granted	217,426	250.76
Exercised	(188,205)	106.95
Forfeited	(7,008)	237.49
Expired	(512)	250.06
Outstanding at September 30, 2024	1,891,572	$183.52	6.2 years	$115,080
Exercisable at September 30, 2024	1,322,218	$160.66	5.1 years	$109,084
We estimate that 556,678 of the non-vested stock options outstanding at September 30, 2024 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $242.54 closing price of our ordinary shares on September 30, 2024 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2025 and fiscal 2024 was $24,446 and $6,467, respectively. Net cash proceeds from the exercise of stock options were $19,092 and $2,740 for the first six months of fiscal 2025 and fiscal 2024, respectively.
The weighted average grant date fair value of stock option grants was $67.81 and $54.60 for the first six months of fiscal 2025 and fiscal 2024, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2024	463,381	28,348	$200.04
Granted	156,202	16,367	228.77
Vested	(127,532)	(11,424)	185.66
Forfeited	(30,490)	(1,573)	206.80
Non-vested at September 30, 2024	461,561	31,718	$213.79
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2025 at the time of grant was $25,968.
As of September 30, 2024, there was a total of $75,899 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.7 years.

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
Changes in our warranty liability during the first six months of fiscal 2025 were as follows:

Warranties
Balance at March 31, 2024	$15,388
Warranties issued during the period	8,479
Settlements made during the period	(8,857)
Balance at September 30, 2024	$15,010

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

16. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the second quarter of fiscal 2025, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2025. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2024, we held net foreign currency forward contracts to buy 58.0 million British pounds sterling; and to sell 18.0 million Australian dollars, 6.0 million Canadian dollars, and 1.8 million euros. At September 30, 2024, we held commodity swap contracts to buy 394.5 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024
Prepaid & other	$1,028	$208	$—	$—
Accrued expenses and other	$—	$—	$929	$1,014
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2024	2023	2024	2023
Foreign currency forward contracts	Selling, general and administrative	$2,515	$60	$2,901	$1,518
Commodity swap contracts	Cost of revenues	$(92)	$(358)	$149	$(1,392)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2024 and March 31, 2024:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$172,195	$207,020	$172,195	$207,020	$—	$—	$—	$—
Forward and swap contracts (1)	1,028	208	—	—	1,028	208	—	—
Equity investments (2)	1,230	4,767	1,230	4,767	—	—	—	—
Other investments	3,004	2,902	3,004	2,902	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$929	$1,014	$—	$—	$929	$1,014	$—	$—
Deferred compensation plans (2)	1,276	1,186	1,276	1,186	—	—	—	—
Debt (3)	2,236,158	3,206,100	—	—	1,983,203	2,895,784	—	—
Contingent consideration obligations (4)	11,442	11,000	—	—	—	—	11,442	11,000
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the "Interest and miscellaneous income" line of the Consolidated Statement of Income. During the first three and six months of fiscal 2025, we recorded gains of $51 and $104, respectively, related to these investments. During the first three and six months of fiscal 2024, we recorded gains of $65 and $138, respectively, related to these investments. We also held other equity investments in which we recorded a loss during the second quarter of fiscal 2025 in the "Loss (gain) on sale of business and equity investment, net" line of the Consolidated Statement of Income.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2024 are summarized as follows:

Contingent Consideration
Balance at March 31, 2024	$11,000
Additions	447
Payments	(39)
Currency translation adjustments	34
Balance at September 30, 2024	$11,442

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2024 and 2023
(dollars in thousands, except as noted)

18. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2024 and 2023 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(888)	$(724)	$(322,182)	$(327,933)	$(323,070)	$(328,657)
Other Comprehensive Income (Loss) before reclassifications	120	29	157,191	135,849	157,311	135,878
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(77)	(150)	—	27,093	(77)	26,943
Net current-period Other Comprehensive Income (Loss)	43	(121)	157,191	162,942	157,234	162,821
Balance at September 30, 2024	$(845)	$(845)	$(164,991)	$(164,991)	$(165,836)	$(165,836)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
(2) The amounts previously recognized in currency translation adjustments related to our Dental business were reclassified when realized and included in the calculation of the loss on sale, net of previous accrued losses, within (Loss) income from discontinued operations, net of tax, for the six month period ended September 30, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and shareholders’ equity for the three- and six- month periods ended September 30, 2024 and 2023 and the consolidated statement of cash flows for the six- month periods ended September 30, 2024 and 2023 and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2024

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the second quarter and first half of fiscal 2025 and fiscal 2024. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2024, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
Acquisitions and Divestitures. During the first six months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $17.5 million.
On August 2, 2023, we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD were integrated into our Healthcare segment.
The purchase price of the BD acquisition was $539.8 million. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our Previous Revolving Credit Facility. For more information, refer to Note 7 titled, "Debt."
Acquisition and integration expenses totaled $3.2 million and $5.5 million for the three and six months ended September 30, 2024, respectively. Acquisition and integration expenses totaled $15.8 million and $18.0 million for the three and six months ended September 30, 2023, respectively. The decrease in acquisition and integration expenses for the three and six months ended September 30, 2024 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition during fiscal 2024. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41.9 million and recognized a pre-tax gain on the sale of $19.2 million in fiscal 2025. The business generated approximately $35.0 million in revenues in fiscal 2024.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
For more information, see Note 4 to our consolidated financial statements titled, "Discontinued Operations."
Highlights. Revenues increased 7.3% to $1,328.9 million for the three months ended September 30, 2024, as compared to $1,238.2 million for the same period in the prior year. Revenues increased 7.7% to $2,608.4 million for the six months ended September 30, 2024, as compared to $2,421.6 million for the same period in the prior year. The increases reflect higher volume, including the added volume from the acquisition of assets from BD in the Healthcare segment, and pricing.
Gross profit percentage for the second quarter of fiscal 2025 was 43.6% compared to the gross profit percentage for the second quarter of fiscal 2024 of 44.1%. Gross profit percentage for the first six months of fiscal 2025 was 44.1% compared to the gross profit percentage for the first six months of fiscal 2024 of 44.4%. The decrease in gross profit percentage for the three and six periods reflects unfavorable impacts from labor and overhead costs, productivity, and adjustments and other charges that were partially offset by favorable impacts from pricing.
Income from operations for the second quarter of fiscal 2025 was $219.7 million, compared to income from operations of $191.6 million for the second quarter of fiscal 2024. Income from operations for the first six months of fiscal 2025 was $405.2 million, compared to income from operations of $389.3 million for the first six months of fiscal 2024. The increase in income from operations for the three and six month periods is primarily due to increased volume, including added volume from the acquisition of assets from BD, and pricing, which was partially offset by increased labor costs.
Cash flows from operations were $554.5 million and free cash flow was $344.5 million for the first six months of fiscal 2025 compared to cash flows from operations of $427.2 million and free cash flow of $284.7 million for the first six months of fiscal 2024 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in cash flows from operations and free cash flow resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period.
Our debt-to-total capital ratio was 25.3% at September 30, 2024 and 33.7% at March 31, 2024. During the first six months of fiscal 2025, we declared and paid cash dividends totaling $1.09 per ordinary share.
Additional information regarding our financial performance during the second quarter of fiscal 2025 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$554,468	$427,224
Purchases of property, plant, equipment, and intangibles, net	(209,975)	(149,893)
Proceeds from the sale of property, plant, equipment, and intangibles	—	7,360
Free cash flow	$344,493	$284,691
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first six months of fiscal 2025 compared to the same fiscal 2024 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2024 to the revenues for the three and six months ended September 30, 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Change	Percent Change

Total revenues	$1,328,912	$1,238,204	$90,708	7.3%

Revenues by type:
Service revenues	633,004	580,024	52,980	9.1%
Consumable revenues	414,359	366,083	48,276	13.2%
Capital equipment revenues	281,549	292,097	(10,548)	(3.6)%

Revenues by geography:
Ireland revenues	22,802	20,399	2,403	11.8%
United States revenues	979,528	909,651	69,877	7.7%
Other foreign revenues	326,582	308,154	18,428	6.0%
Revenues increased 7.3% to $1,328.9 million for the three months ended September 30, 2024, as compared to $1,238.2 million for the same period in the prior year. The increase reflects organic growth, primarily driven by volume in the Healthcare segment, and pricing across all three segments.

Service revenues increased 9.1% for the three months ended September 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment caused by the divestiture of the Controlled Environment Certification Services ("CECS") business. Consumable revenues increased by 13.2% for the three months ended September 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 3.6% for the three months ended September 30, 2024, as compared to the same period in the prior year, reflecting declines in the Life Sciences and Healthcare segments.
Ireland revenues increased 11.8% to $22.8 million for the three months ended September 30, 2024, as compared to $20.4 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.
United States revenues increased 7.7% to $979.5 million for the three months ended September 30, 2024, as compared to $909.7 million for the same period in the prior year, reflecting growth in service and consumable revenues, partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations increased 6.0% to $326.6 million for the three months ended September 30, 2024, as compared to $308.2 million for the same period in the prior year, reflecting growth in the Europe, Middle East & Africa ("EMEA"), Latin America, and Asia Pacific regions, partially offset by a decline in the Canadian region.

	Six Months Ended September 30,
(dollars in thousands)	2024	2023	Change	Percent Change

Total revenues	$2,608,414	$2,421,590	$186,824	7.7%

Revenues by type:
Service revenues	1,256,213	1,150,708	105,505	9.2%
Consumable revenues	828,449	708,821	119,628	16.9%
Capital equipment revenues	523,752	562,061	(38,309)	(6.8)%

Revenues by geography:
Ireland revenues	44,996	40,435	4,561	11.3%
United States revenues	1,926,418	1,765,439	160,979	9.1%
Other foreign revenues	637,000	615,716	21,284	3.5%
Revenues increased 7.7% to $2,608.4 million for the six months ended September 30, 2024, as compared to $2,421.6 million for the same period in the prior year. The increase reflects organic growth, primarily in the Healthcare segment, due to the benefits of higher volume, including the added volume from the acquisition of assets from BD, and pricing.
Service revenues increased 9.2% for the six months ended September 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment caused by the divestiture of the CECS business. Consumable revenues increased by 16.9% for the six months ended September 30, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 6.8% for the six months ended September 30, 2024, as compared to the same period in the prior year, reflecting declines in the Healthcare and Life Sciences segments.
Ireland revenues increased 11.3% to $45.0 million for the six months ended September 30, 2024, as compared to $40.4 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.
United States revenues increased 9.1% to $1,926.4 million for the six months ended September 30, 2024, as compared to $1,765.4 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations increased 3.5% to $637.0 million for the six months ended September 30, 2024, as compared to $615.7 million for the same period in the prior year. The increase reflects growth within the EMEA, Latin America, and Asia Pacific regions, which was partially offset by declines in the Canadian region.

Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and six months ended September 30, 2024 to the three and six months ended September 30, 2023:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$327,188	$307,803	$19,385	6.3%
Service	251,603	238,425	13,178	5.5%
Total gross profit	$578,791	$546,228	$32,563	6.0%
Gross profit percentage:
Product	47.0%	46.8%
Service	39.7%	41.1%
Total gross profit percentage	43.6%	44.1%
Gross profit percentage for the second quarter of fiscal 2025 was 43.6% compared to the gross profit percentage for the second quarter of fiscal 2024 of 44.1%. Unfavorable impacts from labor and overhead costs (160 basis points), productivity (60 basis points), and adjustments and other charges (50 basis points) were partially offset by favorable impacts from pricing (130 basis points), mix (40 basis points), material costs (30 basis points), and divestitures (20 basis points).

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$643,061	$600,026	$43,035	7.2%
Service	508,160	475,206	32,954	6.9%
Total gross profit	$1,151,221	$1,075,232	$75,989	7.1%
Gross profit percentage:
Product	47.6%	47.2%
Service	40.5%	41.3%
Total gross profit percentage	44.1%	44.4%
Gross profit percentage for the first six months of fiscal 2025 was 44.1% compared to gross profit percentage for the first six months of fiscal of 2024 of 44.4%. Unfavorable impacts from labor and overhead costs (140 basis points), adjustments and other charges (60 basis points), productivity (40 basis points), and acquisitions (10 basis points) were partially offset by favorable impacts from pricing (140 basis points), material costs (50 basis points), divestitures (20 basis points), and mix (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2024 to the three and six months ended September 30, 2023:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$329,298	$328,430	$868	0.3%
Research and development	27,031	26,268	763	2.9%
Restructuring expenses (credits)	2,796	(23)	2,819	nm
Total operating expenses	$359,125	$354,675	$4,450	1.3%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$664,924	$634,960	$29,964	4.7%
Research and development	52,604	50,962	1,642	3.2%
Restructuring expenses (credits)	28,496	(4)	28,500	nm
Total operating expenses	$746,024	$685,918	$60,106	8.8%
nm - not meaningful

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 0.3% and 4.7% in the three and six month periods ended September 30, 2024, respectively, compared to the same prior year periods. The fiscal 2025 increase is primarily attributable to increased compensation, including benefit costs, as well as increases in professional fees.
Research and Development. Research and development expenses increased 2.9% and 3.2% in the three and six month periods ended September 30, 2024, respectively, compared to the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2025, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

	Three Months Ended September 30,	Six Months Ended September 30,
Restructuring Plan
Severance and other compensation related costs	$1,805	$23,285
Lease and other contract termination and other costs	991	3,961
Product rationalization (1)	—	2,382
Accelerated depreciation and amortization	—	1,250
Total Restructuring Expense	$2,796	$30,878
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during the three and six months ended September 30, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $75.3 million has been recorded relating to the Restructuring Plan since inception, of which $20.7 million has been recorded in Cost of revenues. We expect to incur additional costs through the remainder of fiscal 2025 for severance and other compensation related costs and lease and other contract termination and other costs, of approximately $25.0 million.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	27,246
Payments	(6,098)
Balance at September 30, 2024	$21,826

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$19,668	$36,938	$(17,270)
Interest and miscellaneous income	(1,126)	(1,237)	111
Loss on sale of business and equity investment, net	6,232	—	6,232
Non-operating expenses, net	$24,774	$35,701	$(10,927)

	Six Months Ended September 30,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$50,052	$69,295	$(19,243)
Interest and miscellaneous income	(2,435)	(2,614)	179
Gain on sale of business and equity investment, net	(12,571)	$—	(12,571)
Non-operating expenses, net	$35,046	$66,681	$(31,635)
Non-operating expenses, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income.
Interest expense decreased $17.3 million and $19.2 million during the second quarter and first six months of fiscal 2025, respectively, as compared to the prior year periods, primarily due to the lower principal amount of debt outstanding as well as lower interest rates on floating rate debt. For more information, refer to Note 7 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income decreased $0.1 million and $0.2 million during the second quarter and first six months of fiscal 2025, respectively.
Loss on sale of business and equity investment was $6.2 million during the second quarter of fiscal 2025 and relates to a loss recorded on an equity investment. Gain on sale of business and equity investment was $12.6 million for the first six months of fiscal 2025 and primarily relates to the sale of our CECS business, which was partially offset by a loss recorded on an equity investment. For more information on our equity investments, refer to Note 17 to our consolidated financial statements titled, "Fair Value Measurements." For more information on our divestiture activity, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$43,506	$35,055	$8,451	24.1%
Effective income tax rate	22.3%	22.5%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$78,816	$71,255	$7,561	10.6%
Effective income tax rate	21.3%	22.1%
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

The effective income tax rates from continuing operations for the three month periods ended September 30, 2024 and 2023 were 22.3% and 22.5%, respectively. The effective income tax rates from continuing operations for the six month periods ended September 30, 2024 and 2023 were 21.3% and 22.1%, respectively. The fiscal 2025 effective tax rates decreased when compared to fiscal 2024, primarily due to changes in geographic mix of projected profits and an increase in favorable discrete items.
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
For the three and six months ended September 30, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30, (unaudited)
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$944,230	$870,056	$11,397	$—	$748	8.5%	7.2%	7.1%
AST	256,737	235,053	—	—	1,250	9.2%	9.2%	8.7%
Life Sciences	127,945	133,095	—	$(8,918)	59	(3.9)%	3.0%	3.0%
Total	$1,328,912	$1,238,204	$11,397	$(8,918)	$2,057	7.3%	7.2%	7.0%

	Six Months Ended September 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$1,845,451	$1,688,930	$52,373	$—	$(449)	9.3%	6.2%	6.2%
AST	506,540	468,152	—	—	(64)	8.2%	8.2%	8.2%
Life Sciences	256,423	264,508	—	(16,800)	(307)	(3.1)%	3.5%	3.6%
Total	$2,608,414	$2,421,590	$52,373	$(16,800)	$(820)	7.7%	6.3%	6.3%
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
Healthcare revenues increased 8.5% to $944.2 million for the three months ended September 30, 2024, as compared to $870.1 million for the same prior year period. This increase reflects growth in service and consumable revenues of 14.1% and 11.7%, respectively, which was partially offset by a decline in capital equipment revenues of 2.0%. The constant currency organic growth of 7.1% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing. Healthcare revenues increased 9.3% to $1,845.5 million for the six months ended September 30, 2024, as compared to $1,688.9 million for the same prior year period. This increase reflects growth in consumable and service revenues of 16.8% and 14.2%, respectively, which was partially offset by a decline in capital equipment revenues of 5.8%. The constant currency organic growth of 6.2% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing.
The Healthcare segment's backlog at September 30, 2024 was $405.3 million. The Healthcare segment's backlog at September 30, 2023 was $457.1 million. The decrease is due to shortened lead times in fiscal 2024 due to improving supply chains, which drove strong shipments throughout fiscal 2024.
AST revenues increased 9.2% to $256.7 million for the three months ended September 30, 2024, as compared to $235.1 million for the same prior year period. The constant currency organic growth of 8.7% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume. AST revenues increased 8.2% to $506.5 million for the six months ended September 30, 2024, as compared to $468.2 million for the same prior year period. The constant currency organic growth of 8.2% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume.
Life Sciences revenues decreased 3.9% to $127.9 million for the three months ended September 30, 2024, as compared to $133.1 million for the same prior year period. This decrease is partially due to the sale of the CECS business, resulting in a decline of 14.2% in service revenues. This decrease also reflects declines in capital equipment revenues of 35.1%, which was partially offset by growth in consumable revenues of 21.4%. The constant currency organic growth of 3.0% is primarily due to increased pricing, impacting revenues by a low single digit percentage. Life Sciences revenues decreased 3.1% to $256.4 million for the six months ended September 30, 2024, as compared to $264.5 million for the same prior year period. This decrease is partially due to the sale of the CECS business, resulting in a decline of 15.6% in service revenues. This decrease also reflects declines in capital equipment revenues of 25.5% which was partially offset by growth in consumable revenues of 17.2%. The constant currency organic growth of 3.6% is primarily due to increased pricing, impacting revenues by a low single digit percentage.
The Life Sciences backlog at September 30, 2024 was $75.6 million. The Life Sciences backlog at September 30, 2023 was $91.1 million. The decrease is primarily due to softening demand.

The following table compares business segment and Corporate operating income for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Segment operating income (loss):
Healthcare	$228,006	$204,054	$444,893	$402,236
AST	109,902	110,783	227,616	220,373
Life Sciences	53,700	50,284	106,284	100,125
Corporate	(97,129)	(87,020)	(198,877)	(178,893)
Total segment operating income	$294,479	$278,101	$579,916	$543,841
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,971	$69,846	$135,632	$133,938
Acquisition and integration related charges (2)	3,205	15,808	5,459	18,045
Tax restructuring costs (3)	(561)	—	(43)	9
Amortization of inventory and property "step up" to fair value (1)	1,402	917	2,793	2,539
Restructuring charges (credits) (4)	2,796	(23)	30,878	(4)
Total income from operations	$219,666	$191,553	$405,197	$389,314
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
The Healthcare segment’s operating income increased 11.7% to $228.0 million for the three months ended September 30, 2024, as compared to $204.1 million in the same prior year period. The segment's operating margins were 24.1% and 23.5% for the second quarter of fiscal 2025 and 2024, respectively. The Healthcare segment’s operating income increased 10.6% to $444.9 million for the six months ended September 30, 2024, as compared to $402.2 million in the same prior year period. The segment's operating margins were 24.1% and 23.8% for the first six months of fiscal 2025 and 2024, respectively. The increase in operating income and margin for the three and six month periods ended September 30, 2024 is primarily due to the benefits of higher volume, including added volume from the acquisition of assets from BD, and pricing, which were partially offset by increased compensation costs.
The AST segment's operating income decreased 0.8% to $109.9 million for the three months ended September 30, 2024, as compared to $110.8 million during the same prior year period. The segment's operating margins were 42.8% and 47.1% for the second quarter of fiscal 2025 and 2024, respectively. The AST segment's operating income increased 3.3% to $227.6 million for the six months ended September 30, 2024, as compared to $220.4 million during the same prior year period. The segment's operating margins were 44.9% and 47.1% for the first six months of fiscal 2025 and 2024, respectively. The decrease in operating income for the three month period ended September 30, 2024 as well as the decrease in operating margin for the three and six month periods ended September 30, 2024 reflects increased labor and energy costs, and a loss incurred on a large capital equipment sale. The increase in operating income for the six month period ended September 30, 2024 is primarily due to increased pricing.
The Life Sciences segment’s operating income increased 6.8% to $53.7 million for the three months ended September 30, 2024, as compared to $50.3 million for the same prior year period. The segment's operating margins were 42.0% and 37.8% for the second quarter of fiscal 2025 and 2024, respectively. The Life Sciences segment’s operating income increased 6.2% to $106.3 million for the six months ended September 30, 2024, as compared to $100.1 million for the same prior year period. The segment's operating margins were 41.4% and 37.9% for the first six months of fiscal 2025 and 2024, respectively. The increases in segment operating income and margin for the three and six month periods ended September 30, 2024 is primarily due to favorable pricing and mix.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$554,468	$427,224
Net cash provided by (used in) investing activities	$582,477	$(672,833)
Net cash (used in) provided by financing activities	$(1,179,896)	$256,577
Debt-to-total capital ratio	25.3%	35.7%
Free cash flow	$344,493	$284,691
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $554.5 million for the first six months of fiscal 2025 and $427.2 million for the first six months of fiscal 2024. The fiscal 2025 increase in cash flows from operations resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period.
Net Cash Provided By/Used In Investing Activities – The net cash provided by investing activities totaled $582.5 million for the first six months of fiscal 2025 and net cash used in investing activities totaled $672.8 million for the first six months of fiscal 2024. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2025 and fiscal 2024:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $210.0 million for the first six months of fiscal 2025 and $149.9 million during the same prior year period. The fiscal 2025 increase is due to the timing of capital spending.
•Proceeds from the sale of property, plant, and equipment - During the first six months of fiscal 2024, we received proceeds from the sale of property, plant, and equipment of $7.4 million. The fiscal 2024 proceeds were primarily from the sale of a facility previously used by the AST segment.
•Proceeds from the sale of businesses – During the first six months of fiscal 2025, we received proceeds of $809.9 million from the sale of our Dental segment and the sale of our CECS business. For more information, refer to Note 3 to our consolidated financial statements titled "Business Acquisitions and Divestitures" and Note 4 to our consolidated financial statements titled "Discontinued Operations." During the first six months of fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022.
•Acquisition of businesses, net of cash acquired – During the first six months of fiscal 2025 and 2024, we used $17.5 million and $539.8 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In/Provided By Financing Activities – The net cash used in financing activities amounted to $1,179.9 million for the first six months of fiscal 2025 compared to net cash provided by financing activities of $256.6 million for the first six months of fiscal 2024. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2025 and fiscal 2024:
•Payments on term loans – During the first six months of fiscal 2025 and 2024, we repaid $638.1 million and $30.0 million, respectively, of our term loans. The fiscal 2025 increase was primarily due to the use of proceeds from the sale of the Dental segment to pay off our outstanding term loans. For more information on our term loans, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Payments/Proceeds under credit facilities, net – Net payments under credit facilities totaled $344.9 million for the first six months of fiscal 2025 compared to net proceeds under credit facilities of $391.0 million for the first six months of fiscal 2024. The fiscal 2025 payments were primarily due to the use of proceeds from the sale of the Dental segment to pay down our Previous Revolving Credit Facility balance. The fiscal 2024 proceeds are attributable to funding of the acquisition of assets from BD. For more information on our indebtedness, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."

•Repurchases of ordinary shares – During the first six months of fiscal 2025 and 2024, we obtained 77,544 and 57,161, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.6 million and $9.2 million, respectively. During the first six months of fiscal 2025, we purchased 446,661 of our ordinary shares for the aggregate amount of $100.0 million through our share repurchase program. During the first six months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. For more information on our share repurchases, refer to Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2025, we paid total cash dividends of $107.7 million, or $1.09 per outstanding share. During the first six months of fiscal 2024, we paid total cash dividends of $97.8 million, or $0.99 per outstanding share.
•Transactions with noncontrolling interest holders – During the first six months of fiscal 2025, we received $2.5 million in contributions from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2025 and fiscal 2024, we received cash proceeds totaling $19.1 million and $2.7 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $554.5 million for the first six months of fiscal 2025 and $427.2 million for the first six months of fiscal 2024. Free cash flow was $344.5 million in the first six months of fiscal 2025 compared to $284.7 million in the first six months of fiscal 2024 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in free cash flow is primarily due to an increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period, which was partially offset by increased capital spending.
Our debt-to-total capital ratio was 25.3% at September 30, 2024 and 35.7% at September 30, 2023.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our commercial commitments were approximately $120.6 million at September 30, 2024, reflecting a net increase of $10.2 million in surety bonds and other commercial commitments from March 31, 2024. Outstanding borrowings under our Previous Revolving Credit Facility as of September 30, 2024 were $141.4 million. We had $12.3 million of letters of credit outstanding under the Previous Revolving Credit Facility at September 30, 2024.
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

The following tables present summarized results of operations for the six months ended September 30, 2024 and summarized balance sheet information at September 30, 2024 and March 31, 2024 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Six Months Ended
September 30,
2024

Revenues	$1,466,032
Gross profit	808,032
Operating costs arising from transactions with non-issuers and non-guarantors, net	334,235
Income from operations	395,626
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	316,818
Net income	$293,921

Summarized Balance Sheet Information
( in thousands)
	September 30,	March 31,
	2024	2024
Receivables due from non-issuers and non-guarantor subsidiaries	$19,577,497	$19,120,843
Other current assets	756,595	846,149
Total current assets	$20,334,092	$19,966,992

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,330,328	$1,797,274
Goodwill	291,744	292,559
Other non-current assets	645,831	642,240
Total non-current assets	$2,267,903	$2,732,073

Payables due to non-issuers and non-guarantor subsidiaries	$22,664,496	$21,415,901
Other current liabilities	247,220	289,047
Total current liabilities	$22,911,716	$21,704,948

Non-current payables due to non-issuers and non-guarantor subsidiaries	$401,230	$598,730
Other non-current liabilities	2,278,220	3,247,978
Total non-current liabilities	$2,679,450	$3,846,708
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
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2025, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2025. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At September 30, 2024, we held net foreign currency forward contracts to buy 58.0 million British pounds sterling; and to sell 18.0 million Australian dollars, 6.0 million Canadian dollars, and 1.8 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At September 30, 2024, we held commodity swap contracts to buy 394.5 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023, our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500 million (net of taxes, fees and commissions). As of September 30, 2024, there was $400 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the May 3, 2023 share repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first six months of fiscal 2025, we repurchased 446,661 of our ordinary shares for the aggregate amount of $100.0 million (net of fees and commissions) pursuant to authorizations under the share repurchase program.
During the first six months of fiscal 2025, we obtained 77,544 of our ordinary shares in the aggregate amount of $10.6 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2025 under our ordinary share repurchase program:

(dollars in thousands)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
July 1-31	175,895		$223.22		175,895	$404,613
August 1-31	19,259		239.54		19,259	400,000
September 1-30	—		—		—	400,000
Total	195,154	(1)	$224.83	(1)	195,154	$400,000
(1) Does not include 8 shares purchased during the quarter at an average price of $234.20 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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
November 7, 2024