Form 10-Q
period 2024-12-31
STERIS plc
filed 2025-02-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 4, 2025: 98,250,789

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,178	$207,020
Accounts receivable (net of allowances of $22,359 and $22,984 respectively)	915,199	1,008,315
Inventories, net	649,558	674,535
Prepaid expenses and other current assets	177,918	174,349
Current assets held for sale	—	804,904
Total current assets	1,897,853	2,869,123
Property, plant, and equipment, net	1,921,733	1,765,180
Lease right-of-use assets, net	153,879	173,201
Goodwill	4,044,198	4,070,712
Intangibles, net	1,923,020	2,119,282
Other assets	67,679	66,199
Total assets	$10,008,362	$11,063,697
Liabilities and equity
Current liabilities:
Accounts payable	$238,298	$251,723
Accrued income taxes	—	13,640
Accrued payroll and other related liabilities	160,785	164,831
Short-term lease obligations	32,451	31,239
Short-term indebtedness	125,000	85,938
Accrued expenses and other	334,586	319,744
Current liabilities held for sale	—	64,012
Total current liabilities	891,120	931,127
Long-term indebtedness	2,038,725	3,120,162
Deferred income taxes, net	453,125	479,688
Long-term lease obligations	123,717	145,828
Other liabilities	73,129	71,546
Total liabilities	$3,579,816	$4,748,351
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,245 and 98,883 ordinary shares issued and outstanding, respectively	4,404,687	4,543,176
Retained earnings	2,385,664	2,087,645
Accumulated other comprehensive loss	(374,250)	(328,657)
Total shareholders’ equity	6,416,101	6,302,164
Noncontrolling interests	12,445	13,182
Total equity	6,428,546	6,315,346
Total liabilities and equity	$10,008,362	$11,063,697

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Product	$718,337	$706,835	$2,070,538	$1,977,717
Service	652,233	590,889	1,908,446	1,741,597
Total revenues	1,370,570	1,297,724	3,978,984	3,719,314
Cost of revenues:
Product	371,736	383,651	1,080,876	1,054,507
Service	388,502	354,047	1,136,555	1,029,549
Total cost of revenues	760,238	737,698	2,217,431	2,084,056
Gross profit	610,332	560,026	1,761,553	1,635,258
Operating expenses:
Selling, general, and administrative	335,450	308,295	1,000,374	943,255
Research and development	27,358	25,255	79,962	76,217
Restructuring expenses	2,231	6	30,727	2
Total operating expenses	365,039	333,556	1,111,063	1,019,474
Income from operations	245,293	226,470	650,490	615,784
Non-operating expenses, net:
Interest expense	19,094	38,948	69,146	108,243
Interest and miscellaneous income	(2,434)	(2,080)	(4,869)	(4,694)
Gain on sale of business and equity investment, net	(112)	—	(12,683)	—
Total non-operating expenses, net	16,548	36,868	51,594	103,549
Income from continuing operations before income tax expense	228,745	189,602	598,896	512,235
Income tax expense	55,384	40,999	134,200	112,254
Income from continuing operations, net of income tax	173,361	148,603	464,696	399,981
(Loss) income from discontinued operations, net of income tax	(76)	(7,658)	5,303	(18,900)
Net income	173,285	140,945	469,999	381,081
Less: Net (loss) income attributable to noncontrolling interests	(249)	202	1,030	1,465
Net income attributable to shareholders	$173,534	$140,743	$468,969	$379,616

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$1.76	$1.50	$4.70	$4.03
Discontinued Operations	$—	$(0.08)	$0.05	$(0.19)
Total	$1.76	$1.42	$4.75	$3.84

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$1.75	$1.49	$4.68	$4.01
Discontinued Operations	$—	$(0.08)	$0.05	$(0.19)
Total	$1.75	$1.42	$4.73	$3.82

Cash dividends declared per share ordinary outstanding	$0.57	$0.52	$1.66	$1.51

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net income	$173,285	$140,945	$469,999	$381,081
Less: Net (loss) income attributable to noncontrolling interests	(249)	202	1,030	1,465
Net income attributable to shareholders	173,534	140,743	468,969	379,616

Other comprehensive income (loss)
Defined benefit plan changes (net of taxes of $(14), $17, $(42) and $52, respectively)	42	58	(79)	175
Change in cumulative foreign currency translation adjustment	(208,456)	134,048	(45,514)	67,906
Total other comprehensive (loss) income	(208,414)	134,106	(45,593)	68,081
Comprehensive (loss) income	$(34,880)	$274,849	$423,376	$447,697

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Operating activities:
Net income	$469,999	$381,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	353,866	430,806
Deferred income taxes	(23,787)	(506)
Share-based compensation expense	47,606	47,588
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	3,004	(971)
Gain on sale of businesses and equity investment, net	(4,473)	—
Amortization of inventory fair value adjustments	—	4,722
Other items	(7,156)	4,536
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	79,295	(18,252)
Inventories, net	(727)	(123,349)
Other current assets	(18,353)	(22,841)
Accounts payable	(7,504)	(6,097)
Accruals and other, net	(4,464)	21,750
Net cash provided by operating activities	887,306	718,467
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(299,206)	(268,829)
Proceeds from the sale of property, plant, equipment, and intangibles	4	7,375
Proceeds from the sale of businesses	811,434	9,458
Acquisition of businesses, net of cash acquired	(53,659)	(539,758)
Net cash provided by (used in) investing activities	458,573	(791,754)
Financing activities:
Payments on Private Placement Senior Notes	(80,000)	—
Payments on term loans	(638,125)	(45,000)
(Payments) proceeds under credit facilities, net	(318,992)	265,501
Deferred financing fees and debt issuance costs	(2,316)	—
Acquisition related deferred or contingent consideration	(266)	(6,153)
Repurchases of ordinary shares	(211,058)	(11,440)
Cash dividends paid to ordinary shareholders	(163,869)	(149,173)
Distributions to noncontrolling interest holders	(1,579)	(1,561)
Contributions from noncontrolling interest holders	2,532	2,883
Stock option and other equity transactions, net	19,380	3,526
Net cash (used in) provided by financing activities	(1,394,293)	58,583
Effect of exchange rate changes on cash and cash equivalents	(3,428)	1,932
(Decrease) increase in cash and cash equivalents	(51,842)	(12,772)
Cash and cash equivalents at beginning of period	207,020	208,357
Cash and cash equivalents at end of period	$155,178	$195,585
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2024	98,709	$4,490,999	$2,268,326	$(165,836)	$16,973	$6,610,462
Comprehensive income:
Net income (loss)	—	—	173,534	—	(249)	173,285
Other comprehensive loss	—	—	—	(208,414)	—	(208,414)
Repurchases of ordinary shares	(471)	(101,930)	—	—	—	(101,930)
Equity compensation programs and other	7	15,618	—	—	—	15,618
Cash dividends - $0.57 per ordinary share	—	—	(56,196)	—	—	(56,196)
Distributions to noncontrolling interest	—	—	—	—	(1,579)	(1,579)
Other changes in noncontrolling interest holders	—	—	—	—	(2,700)	(2,700)
Balance at December 31, 2024	98,245	$4,404,687	$2,385,664	$(374,250)	$12,445	$6,428,546

	Nine Months Ended December 31, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2024	98,883	$4,543,176	$2,087,645	$(328,657)	$13,182	$6,315,346
Comprehensive income:
Net income	—	—	468,969	—	1,030	469,999
Other comprehensive loss	—	—	—	(45,593)	—	(45,593)
Repurchases of ordinary shares	(995)	(205,478)	(7,081)	—	—	(212,559)
Equity compensation programs and other	357	66,989	—	—	—	66,989
Cash dividends – $1.66 per ordinary share	—	—	(163,869)	—	—	(163,869)
Contributions from noncontrolling interest	—	—	—	—	2,532	2,532
Distributions to noncontrolling interest	—	—	—	—	(1,579)	(1,579)
Other changes in noncontrolling interest	—	—	—	—	(2,720)	(2,720)
Balance at December 31, 2024	98,245	$4,404,687	$2,385,664	$(374,250)	$12,445	$6,428,546

	Three Months Ended December 31, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2023	98,789	$4,518,911	$2,045,897	$(386,735)	$11,095	$6,189,168
Comprehensive income:
Net income	—	—	140,743	—	202	140,945
Other comprehensive income	—	—	—	134,106	—	134,106
Repurchases of ordinary shares	(12)	(731)	(1,497)	—	—	(2,228)
Equity compensation programs and other	31	16,079	—	—	—	16,079
Cash dividends – $0.52 per ordinary share	—	—	(51,377)	—	—	(51,377)
Contributions from noncontrolling interest	—	—	—	—	2,883	2,883
Distributions to noncontrolling interest	—	—	—	—	(1,561)	(1,561)
Other changes in noncontrolling interest	—	—	—	—	84	84
Balance at December 31, 2023	98,808	$4,534,259	$2,133,766	$(252,629)	$12,703	$6,428,099

	Nine Months Ended December 31, 2023
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98,629	$4,486,375	$1,911,533	$(320,710)	$9,974	$6,087,172
Comprehensive income:
Net income	—	—	379,616	—	1,465	381,081
Other comprehensive income	—	—	—	68,081	—	68,081
Repurchases of ordinary shares	(69)	(3,230)	(8,210)	—	—	(11,440)
Equity compensation programs and other	248	51,114	—	—	—	51,114
Cash dividends – $1.51 per ordinary share	—	—	(149,173)	—	—	(149,173)
Contributions from noncontrolling interest	—	—	—	—	2,883	2,883
Distributions to noncontrolling interest	—	—	—	—	(1,561)	(1,561)
Other changes in noncontrolling interest	—	—	—	—	(58)	(58)
Balance at December 31, 2023	98,808	$4,534,259	$2,133,766	$(252,629)	$12,703	$6,428,099

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2024 and 2023
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
For the Three and Nine Months Ended December 31, 2024 and 2023
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2024 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2025.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2024, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2025, $57,650 of the March 31, 2024 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2024, $70,181 of the March 31, 2023 deferred revenue balance was recorded as revenue.
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
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2024, the transaction price allocated to remaining performance obligations was approximately $1,675,500. We expect to recognize

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

approximately 53% of the transaction price within one year and approximately 36% beyond one year. The remainder has yet to be scheduled for delivery.
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
For the Three and Nine Months Ended December 31, 2024 and 2023
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
The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

	Three Months Ended December 31,	Nine Months Ended December 31,
Restructuring Plan
Severance and other compensation related costs	$—	$23,285
Lease and other contract termination and other costs	2,231	6,192
Product rationalization (1)	—	2,382
Accelerated depreciation and amortization	—	1,250
Total Restructuring Expense	$2,231	$33,109
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the three and nine months ended December 31, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $77,499 has been recorded relating to the Restructuring Plan since inception, of which $20,702 has been recorded in Cost of revenues. We expect to incur additional costs, primarily for lease and other contract termination and other costs, of approximately $20,000, predominantly through the remainder of fiscal 2025.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	29,477
Payments	(12,440)
Balance at December 31, 2024	$17,715

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

3. Business Acquisitions and Divestitures
Acquisitions
During the first nine months of fiscal 2025, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $53,659.
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
Acquisition and integration expenses totaled $3,756 and $9,215 for the three and nine months ended December 31, 2024, respectively. Acquisition and integration expenses totaled $6,263 and $24,308 for the three and nine months ended December 31, 2023, respectively. The decrease in acquisition and integration expenses for the three and nine months ended December 31, 2024 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition during fiscal 2024. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
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
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41,894 and recognized a pre-tax gain on the sale of $19,263 in fiscal 2025. The business generated approximately $35,000 in revenues in fiscal 2024.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

The following table summarizes the major line items constituting pre-tax income of discontinued operations associated with the Dental segment for the three and nine months ending December 31, 2024 and 2023:

	Three Months Ended December 31, 2024		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Product	$—	$97,921	$63,936	$303,233
Cost of revenues:
Product	—	55,354	35,146	168,908
Gross profit:	—	42,567	28,790	134,325
Operating expenses:
Selling, general, and administrative	—	52,223	13,466	156,972
Research and development	—	658	369	2,242
(Loss) income from operations (1)	—	(10,314)	14,955	(24,889)
Non-operating expenses (income), net	—	(1)	1	(11)
Pre-tax loss on sale	(97)	—	(8,210)	—
(Loss) income before income tax expense	(97)	(10,313)	6,744	(24,878)
Income tax (benefit) expense	(21)	(2,655)	1,441	(5,978)
(Loss) income from discontinued operations, net of income tax	(76)	(7,658)	5,303	(18,900)
(1) Income from operations for the nine month period ended December 31, 2024 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
The effective income tax rates for the three month periods ending December 31, 2024 and 2023 from discontinued operations were 21.6% and 25.7%, respectively. The effective income tax rates for the nine month periods ending December 31, 2024 and 2023 from discontinued operations were 21.4% and 24.0%, respectively.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

	Nine Months Ended December 31,
	2024	2023
Operating activities of discontinued operations:
Depreciation, depletion, and amortization	$—	$90,847
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(433)	$(6,722)

5. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2024	March 31, 2024

Raw materials	$229,468	$245,942
Work in process	94,262	98,304
Finished goods	367,347	374,182
Reserve for excess and obsolete inventory	(41,519)	(43,893)
Inventories, net	$649,558	$674,535

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

6. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2024	March 31, 2024
Land and land improvements (1)	$105,182	$90,134
Buildings and leasehold improvements	783,562	724,492
Machinery and equipment	1,184,474	1,075,082
Information systems	285,433	256,671
Radioisotope	737,146	692,642
Construction in progress (1)	509,802	500,106
Total property, plant, and equipment	3,605,599	3,339,127
Less: accumulated depreciation and depletion	(1,683,866)	(1,573,947)
Property, plant, and equipment, net	$1,921,733	$1,765,180
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

7. Debt
Indebtedness was as follows:

	December 31, 2024	March 31, 2024

Short-term debt
Term loan, current portion	$—	$41,250
Delayed draw term loan, current portion	—	44,688
Private Placement Senior Notes	125,000	—
Total short-term debt	$125,000	$85,938

Long-term debt
Private Placement Senior Notes	$542,352	$751,433
Revolving Credit Facility	162,014	484,529
Deferred financing costs	(15,641)	(17,988)
Term loan	—	3,750
Delayed draw term loan	—	548,438
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$2,038,725	$3,120,162
Total debt	$2,163,725	$3,206,100
On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation, STERIS Limited, and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100,000 revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021 (the “Previous Revolving Credit Facility”).
The Revolving Credit Agreement provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolving Credit Agreement may be increased in specified circumstances by up to $625,000 in the discretion of the lenders. The Revolving Credit Agreement matures on the date that is five years after October 7, 2024, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolving Credit Facility bears interest from time to time, at either the Base Rate or the Relevant Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of Parent, as defined in the Revolving Credit Agreement. Base Rate Advances are payable quarterly in arrears and Term Benchmark Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
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
8. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2024	March 31, 2024
Accrued payroll and other related liabilities:
Compensation and related items	$65,256	$48,152
Accrued vacation/paid time off	18,215	16,140
Accrued bonuses	48,660	61,669
Accrued employee commissions	25,711	35,980
Other postretirement benefit obligations-current portion	994	994
Other employee benefit plans obligations-current portion	1,949	1,896
Total accrued payroll and other related liabilities	$160,785	$164,831
Accrued expenses and other:
Deferred revenues	$80,033	$70,460
Service liabilities	97,306	92,590
Self-insured risk reserves-current portion	19,742	13,303
Accrued dealer commissions	34,705	33,277
Accrued warranty	14,732	15,388
Asset retirement obligation-current portion	560	510
Accrued interest	17,726	11,109
Other	69,782	83,107
Total accrued expenses and other	$334,586	$319,744
Other liabilities:
Self-insured risk reserves-long-term portion	$21,647	$21,646
Other postretirement benefit obligations-long-term portion	5,372	5,159
Defined benefit pension plans obligations-long-term portion	3,166	2,727
Other employee benefit plans obligations-long-term portion	1,423	1,321
Accrued long-term income taxes	6,527	6,508
Asset retirement obligation-long-term portion	13,369	13,148
Other	21,625	21,037
Total other liabilities	$73,129	$71,546
9. Income Taxes
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended December 31, 2024 and 2023 from continuing operations were 24.2% and 21.6%, respectively. The effective income tax rates for the nine month periods ended December 31, 2024 and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

2023 from continuing operations were 22.4% and 21.9%, respectively. The fiscal 2025 effective tax rates increased when compared to fiscal 2024, primarily due to unfavorable discrete items recorded in fiscal 2025 and changes in geographic mix of projected profits.
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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12,000 for the fiscal years 2016 through 2020, materially all of which has been paid through December 31, 2024.
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
Civil, criminal, regulatory or other proceedings involving our products or services, including the matters discussed herein, could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations. Further, the Company may incur material defense costs as a result of such proceedings, which may also divert management attention from other priorities.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

Ethylene Oxide Litigation in Illinois
A subsidiary of the Company has been sued in Illinois state court by individual plaintiffs who work or reside near a facility in Lake County, Illinois, where the subsidiary provided sterilization services using ethylene oxide (“EO”) from January 2005 to September 2008. The plaintiffs have filed separate suits in which each alleges that they have been diagnosed with one or more types of cancer, allegedly resulting from exposure to EO emissions from the facility into the ambient air. As of December 31, 2024, approximately 250 individual plaintiffs have filed such suits asserting individual personal injury claims and seeking compensatory and, if subsequently permitted by the court, punitive damages. The first trial of a plaintiff’s claims concluded in a mistrial on January 17, 2025 and is scheduled for retrial in May 2025. The Company disputes the allegations, is vigorously defending itself in these matters, and is pursuing potential contribution and indemnity from other parties. Nonetheless, management believes that based on the number of cases and the overall cost of defense, a loss is reasonably possible; however, a range of loss cannot be reasonably estimated at this time because the evaluation of each case is highly fact-driven, subject to lengthy court proceedings, and impacted by each plaintiff's alleged disease, time and proximity of exposure, and other factors. No amounts have been accrued in our consolidated financial statements with respect to any loss contingencies in this matter. We believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole.
Additional Information
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
For the three and nine months ended December 31, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

The following table compares business segment revenues and business segment and Corporate operating income for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Healthcare	$976,044	$916,227	$2,821,495	$2,605,157
AST	258,144	234,931	764,684	703,083
Life Sciences	136,382	146,566	392,805	411,074
Total revenues	$1,370,570	$1,297,724	$3,978,984	$3,719,314
Income (loss) from operations before adjustments:
Healthcare	$246,917	$223,898	$691,810	$626,134
AST	115,758	105,156	343,374	325,529
Life Sciences	58,133	56,738	164,417	156,863
Corporate	(100,843)	(81,559)	(299,720)	(260,452)
Total income from operations before adjustments	$319,965	$304,233	$899,881	$848,074
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,243	$64,724	$202,875	$198,662
Acquisition and integration related charges (2)	3,756	6,263	9,215	24,308
Tax restructuring costs (3)	97	643	54	652
Amortization of inventory and property "step up" to fair value (1)	1,345	6,127	4,138	8,666
Restructuring charges (4)	2,231	6	33,109	2
Income from operations	$245,293	$226,470	$650,490	$615,784
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

Additional information regarding our fiscal 2025 and fiscal 2024 revenue is disclosed in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Healthcare:
Capital equipment	$254,804	$266,838	$719,175	$759,842
Consumables	358,233	329,435	1,043,294	915,741
Service	363,007	319,954	1,059,026	929,574
Total Healthcare Revenues	$976,044	$916,227	$2,821,495	$2,605,157
AST:
Capital equipment	$5,004	$5,241	$14,897	$7,869
Service	253,140	229,690	749,787	695,214
Total AST Revenues	$258,144	$234,931	$764,684	$703,083
Life Sciences:
Capital equipment	$31,063	$44,836	$80,551	$111,265
Consumables	68,676	60,072	210,619	181,179
Service	36,643	41,658	101,635	118,630
Total Life Sciences Revenues	$136,382	$146,566	$392,805	$411,074
Total Revenues	$1,370,570	$1,297,724	$3,978,984	$3,719,314

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Ireland	$24,117	$19,601	$69,113	$60,037
United States	1,002,586	949,957	2,929,004	2,715,397
Other locations	343,867	328,166	980,867	943,880
Total Revenues	$1,370,570	$1,297,724	$3,978,984	$3,719,314

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
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2024	2023	2024	2023
Weighted average shares outstanding—basic	98,490	98,802	98,676	98,765
Dilutive effect of share equivalents	452	552	498	568
Weighted average shares outstanding and share equivalents—diluted	98,942	99,354	99,174	99,333

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2024	2023	2024	2023
Number of share options	794	654	686	649
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
13. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (net of taxes, fees and commissions). As of December 31, 2024, there was $300,000 (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2025, we repurchased 907,158 of our ordinary shares for the aggregate amount of $200,000 (net of excise taxes, fees, and commissions) pursuant to authorizations, under the share repurchase program. During the first nine months of fiscal 2024, we had no share repurchase activity.
During the first nine months of fiscal 2025, we obtained 87,436 of our ordinary shares in the aggregate amount of $11,040 in connection with share-based compensation award programs. During the first nine months of fiscal 2024, we obtained 69,276 of our ordinary shares in the aggregate amount of $11,440 in connection with share-based compensation award programs.
14. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Board of Directors or Compensation and Organizational Development Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares. In recent years, grants have been limited to stock options, restricted shares, and restricted share units.
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of December 31, 2024, 2,027,503 ordinary shares remained available for grant under the long-term incentive plan.
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
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

The following weighted average assumptions were used for options granted during the first nine months of fiscal 2025 and 2024:

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2024	1,869,871	$168.22
Granted	217,426	250.76
Exercised	(190,441)	107.21
Forfeited	(9,976)	237.01
Expired	(512)	250.06
Outstanding at December 31, 2024	1,886,368	$183.51	5.9 years	$67,166
Exercisable at December 31, 2024	1,334,958	$161.48	4.9 years	$67,166
We estimate that 541,677 of the non-vested stock options outstanding at December 31, 2024 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $205.56 closing price of our ordinary shares on December 31, 2024 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2025 and fiscal 2024 was $24,647 and $8,350, respectively. Net cash proceeds from the exercise of stock options were $19,380 and $3,526 for the first nine months of fiscal 2025 and fiscal 2024, respectively.
The weighted average grant date fair value of stock option grants was $67.81 and $54.60 for the first nine months of fiscal 2025 and fiscal 2024, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2024	463,381	28,348	$200.04
Granted	160,789	16,865	228.97
Vested	(131,250)	(12,248)	186.21
Forfeited	(38,911)	(1,792)	207.88
Non-vested at December 31, 2024	454,009	31,173	$214.16
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2025 at the time of grant was $26,891.
As of December 31, 2024, there was a total of $60,400 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.7 years.

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
Changes in our warranty liability during the first nine months of fiscal 2025 were as follows:

Warranties
Balance at March 31, 2024	$15,388
Warranties issued during the period	12,732
Settlements made during the period	(13,388)
Balance at December 31, 2024	$14,732

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

16. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. During the third quarter of fiscal 2025, we also held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature in fiscal 2025. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2024, we held net foreign currency forward contracts to buy 40.0 million British pounds sterling, 14.0 million Canadian dollars, and 49.0 million Mexican pesos; and to sell 15.0 million Australian dollars and 8.4 million euros. At December 31, 2024, we held commodity swap contracts to buy 197.3 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Prepaid & other	$489	$208	$—	$—
Accrued expenses and other	$—	$—	$772	$1,014
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2024	2023	2024	2023
Foreign currency forward contracts	Selling, general and administrative	$(2,642)	$(292)	$259	$1,226
Commodity swap contracts	Cost of revenues	$(342)	$(316)	$(193)	$(1,708)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2024 and March 31, 2024:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$155,178	$207,020	$155,178	$207,020	$—	$—	$—	$—
Forward and swap contracts (1)	489	208	—	—	489	208	—	—
Equity investments (2)	1,240	4,767	1,240	4,767	—	—	—	—
Other investments	2,803	2,902	2,803	2,902	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$772	$1,014	$—	$—	$772	$1,014	$—	$—
Deferred compensation plans (2)	1,272	1,186	1,272	1,186	—	—	—	—
Debt (3)	2,163,725	3,206,100	—	—	1,848,204	2,895,784	—	—
Contingent consideration obligations (4)	11,625	11,000	—	—	—	—	11,625	11,000
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the "Interest and miscellaneous income" line of the Consolidated Statement of Income. During the first three and nine months of fiscal 2025, we recorded gains of $774 and $878, respectively, related to these investments. During the first three and nine months of fiscal 2024, we recorded gains of $881 and $1,019, respectively, related to these investments. We also held other equity investments in which we recorded a loss during the second quarter of fiscal 2025 in the "Gain on sale of business and equity investment, net" line of the Consolidated Statement of Income.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2024 are summarized as follows:

Contingent Consideration
Balance at March 31, 2024	$11,000
Additions	671
Payments	(60)
Currency translation adjustments	14
Balance at December 31, 2024	$11,625

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2024 and 2023
(dollars in thousands, except as noted)

18. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Defined Benefit Plans (1)		Currency Translation (2)		Total Accumulated Other Comprehensive Loss
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(845)	$(724)	$(164,991)	$(327,933)	$(165,836)	$(328,657)
Other Comprehensive Income (Loss) before reclassifications	118	147	(208,418)	(72,569)	(208,300)	(72,422)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(76)	(226)	(38)	27,055	(114)	26,829
Net current-period Other Comprehensive Income (Loss)	42	(79)	(208,456)	(45,514)	(208,414)	(45,593)
Balance at December 31, 2024	$(803)	$(803)	$(373,447)	$(373,447)	$(374,250)	$(374,250)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.
(2) The amounts previously recognized in currency translation adjustments related to our Dental business were reclassified when realized and included in the calculation of the loss on sale, net of previous accrued losses, within (Loss) income from discontinued operations, net of tax, for the nine month period ended December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, and shareholders’ equity for the three- and nine- month periods ended December 31, 2024 and 2023 and the consolidated statement of cash flows for the nine- month periods ended December 31, 2024 and 2023 and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 7, 2025

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the third quarter and first nine months of fiscal 2025 and fiscal 2024. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2024, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
Acquisitions and Divestitures. During the first nine months of fiscal 2025, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $53.7 million.
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
Acquisition and integration expenses totaled $3.8 million and $9.2 million for the three and nine months ended December 31, 2024, respectively. Acquisition and integration expenses totaled $6.3 million and $24.3 million for the three and nine months ended December 31, 2023, respectively. The decrease in acquisition and integration expenses for the three and nine months ended December 31, 2024 is primarily due to charges related to the acquisition of assets from BD and a fair value adjustment related to a building held for sale from a previous acquisition during fiscal 2024. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services ("CECS") business. We recorded net proceeds of $41.9 million and recognized a pre-tax gain on the sale of $19.3 million in fiscal 2025. The business generated approximately $35.0 million in revenues in fiscal 2024.
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
Highlights. Revenues increased 5.6% to $1,370.6 million for the three months ended December 31, 2024, as compared to $1,297.7 million for the same period in the prior year. Revenues increased 7.0% to $3,979.0 million for the nine months ended December 31, 2024, as compared to $3,719.3 million for the same period in the prior year. The increases reflect higher volume and pricing.
Gross profit percentage for the third quarter of fiscal 2025 was 44.5% compared to the gross profit percentage for the third quarter of fiscal 2024 of 43.2%. The increase in gross profit percentage for the three month period reflects favorable impacts from pricing, mix, and productivity that were partially offset by unfavorable impacts from labor and overhead costs. Gross profit percentage for the first nine months of fiscal 2025 was 44.3% compared to the gross profit percentage for the first nine months of fiscal 2024 of 44.0%. The increase in gross profit percentage for the nine month period reflects favorable impacts from pricing, mix, and material costs that were partially offset by unfavorable impacts from labor and overhead costs.
Income from operations for the third quarter of fiscal 2025 was $245.3 million, compared to income from operations of $226.5 million for the third quarter of fiscal 2024. Income from operations for the first nine months of fiscal 2025 was $650.5 million, compared to income from operations of $615.8 million for the first nine months of fiscal 2024. The increase in income from operations for the three and nine month periods is primarily due to increased volume and pricing, which was partially offset by increased labor costs and higher restructuring expenses.
Cash flows from operations were $887.3 million and free cash flow was $588.1 million for the first nine months of fiscal 2025 compared to cash flows from operations of $718.5 million and free cash flow of $457.0 million for the first nine months of fiscal 2024 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in cash flows from operations and free cash flow resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period.
Our debt-to-total capital ratio was 25.2% at December 31, 2024 and 33.7% at March 31, 2024. During the first nine months of fiscal 2025, we declared and paid cash dividends totaling $1.66 per ordinary share.
Additional information regarding our financial performance during the third quarter of fiscal 2025 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$887,306	$718,467
Purchases of property, plant, equipment, and intangibles, net	(299,206)	(268,829)
Proceeds from the sale of property, plant, equipment, and intangibles	4	7,375
Free cash flow	$588,104	$457,013
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting earnings for the third quarter and first nine months of fiscal 2025 compared to the same fiscal 2024 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2024 to the revenues for the three and nine months ended December 31, 2023:

	Three Months Ended December 31,
(dollars in thousands)	2024	2023	Change	Percent Change

Total revenues	$1,370,570	$1,297,724	$72,846	5.6%

Revenues by type:
Service revenues	652,233	590,889	61,344	10.4%
Consumable revenues	427,466	389,920	37,546	9.6%
Capital equipment revenues	290,871	316,915	(26,044)	(8.2)%

Revenues by geography:
Ireland revenues	24,117	19,601	4,516	23.0%
United States revenues	1,002,586	949,957	52,629	5.5%
Other foreign revenues	343,867	328,166	15,701	4.8%
Revenues increased 5.6% to $1,370.6 million for the three months ended December 31, 2024, as compared to $1,297.7 million for the same period in the prior year. The increase reflects organic growth in the Healthcare and AST segments, due to the benefits of higher volume and pricing.

Service revenues increased 10.4% for the three months ended December 31, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment, due to the divestiture of the CECS business. Consumable revenues increased by 9.6% for the three months ended December 31, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 8.2% for the three months ended December 31, 2024, as compared to the same period in the prior year, reflecting declines in the Life Sciences and Healthcare segments.
Ireland revenues increased 23.0% to $24.1 million for the three months ended December 31, 2024, as compared to $19.6 million for the same period in the prior year, reflecting growth in capital equipment, service, and consumable revenues.
United States revenues increased 5.5% to $1,002.6 million for the three months ended December 31, 2024, as compared to $950.0 million for the same period in the prior year, reflecting growth in service and consumable revenues, partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations increased 4.8% to $343.9 million for the three months ended December 31, 2024, as compared to $328.2 million for the same period in the prior year, reflecting growth in the Europe, Middle East & Africa ("EMEA"), Asia Pacific, and Latin American regions, partially offset by a decline in Canada.

	Nine Months Ended December 31,
(dollars in thousands)	2024	2023	Change	Percent Change

Total revenues	$3,978,984	$3,719,314	$259,670	7.0%

Revenues by type:
Service revenues	1,908,446	1,741,597	166,849	9.6%
Consumable revenues	1,255,915	1,098,741	157,174	14.3%
Capital equipment revenues	814,623	878,976	(64,353)	(7.3)%

Revenues by geography:
Ireland revenues	69,113	60,037	9,076	15.1%
United States revenues	2,929,004	2,715,397	213,607	7.9%
Other foreign revenues	980,867	943,880	36,987	3.9%
Revenues increased 7.0% to $3,979.0 million for the nine months ended December 31, 2024, as compared to $3,719.3 million for the same period in the prior year. The increase reflects the benefits of higher volume, primarily in our Healthcare segment due to organic growth as well as the added volume from the acquisition of assets from BD, and pricing.
Service revenues increased 9.6% for the nine months ended December 31, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment, due to the divestiture of the CECS business. Consumable revenues increased by 14.3% for the nine months ended December 31, 2024, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues decreased 7.3% for the nine months ended December 31, 2024, as compared to the same period in the prior year, reflecting declines in the Healthcare and Life Sciences segments.
Ireland revenues increased 15.1% to $69.1 million for the nine months ended December 31, 2024, as compared to $60.0 million for the same period in the prior year, reflecting growth in consumable, service, and capital equipment revenues.
United States revenues increased 7.9% to $2,929.0 million for the nine months ended December 31, 2024, as compared to $2,715.4 million for the same period in the prior year, reflecting growth in consumable and service revenues, partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations increased 3.9% to $980.9 million for the nine months ended December 31, 2024, as compared to $943.9 million for the same period in the prior year. The increase reflects growth within the EMEA, Latin America, and Asia Pacific regions, which was partially offset by declines in Canada.

Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and nine months ended December 31, 2024 to the three and nine months ended December 31, 2023:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$346,601	$323,184	$23,417	7.2%
Service	263,731	236,842	26,889	11.4%
Total gross profit	$610,332	$560,026	$50,306	9.0%
Gross profit percentage:
Product	48.3%	45.7%
Service	40.4%	40.1%
Total gross profit percentage	44.5%	43.2%
Gross profit percentage for the third quarter of fiscal 2025 was 44.5% compared to the gross profit percentage for the third quarter of fiscal 2024 of 43.2%. Favorable impacts from pricing (130 basis points), mix (80 basis points), productivity (70 basis points), divestitures (20 basis points), and acquisitions (10 basis points), were partially offset by unfavorable impacts from labor and overhead costs (140 basis points), adjustments and other charges (30 basis points), and material costs (10 basis points).

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Gross profit:
Product	$989,662	$923,210	$66,452	7.2%
Service	771,891	712,048	59,843	8.4%
Total gross profit	$1,761,553	$1,635,258	$126,295	7.7%
Gross profit percentage:
Product	47.8%	46.7%
Service	40.4%	40.9%
Total gross profit percentage	44.3%	44.0%
Gross profit percentage for the first nine months of fiscal 2025 was 44.3% compared to gross profit percentage for the first nine months of fiscal of 2024 of 44.0%. Favorable impacts from pricing (140 basis points), mix (30 basis points), material costs (30 basis points), and divestitures (20 basis points), were partially offset by unfavorable impacts from labor and overhead costs (140 basis points) and adjustments and other charges (50 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2024 to the three and nine months ended December 31, 2023:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$335,450	$308,295	$27,155	8.8%
Research and development	27,358	25,255	2,103	8.3%
Restructuring expenses (credits)	2,231	6	2,225	nm
Total operating expenses	$365,039	$333,556	$31,483	9.4%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023
Operating expenses:
Selling, general, and administrative	$1,000,374	$943,255	$57,119	6.1%
Research and development	79,962	76,217	3,745	4.9%
Restructuring expenses (credits)	30,727	2	30,725	nm
Total operating expenses	$1,111,063	$1,019,474	$91,589	9.0%
nm - not meaningful

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 8.8% and 6.1% in the three and nine month periods ended December 31, 2024, respectively, compared to the same prior year periods. The fiscal 2025 increase is primarily attributable to increased benefit costs, as well as legal costs associated with our ethylene oxide litigation. For more information regarding our ongoing litigation, refer to Note 10 to our consolidated financial statements titled, "Commitments and Contingencies."
Research and Development. Research and development expenses increased 8.3% and 4.9% in the three and nine month periods ended December 31, 2024, respectively, compared to the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2025, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
The following tables summarize our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

	Three Months Ended December 31,	Nine Months Ended December 31,
Restructuring Plan
Severance and other compensation related costs	$—	$23,285
Lease and other contract termination and other costs	2,231	6,192
Product rationalization (1)	—	2,382
Accelerated depreciation and amortization	—	1,250
Total Restructuring Expense	$2,231	$33,109
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during the three and nine months ended December 31, 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $77.5 million has been recorded relating to the Restructuring Plan since inception, of which $20.7 million has been recorded in Cost of revenues. We expect to incur additional costs, primarily for lease and other contract termination and other costs, of approximately $20.0 million, predominantly through the remainder of fiscal 2025.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	29,477
Payments	(12,440)
Balance at December 31, 2024	$17,715

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$19,094	$38,948	$(19,854)
Interest and miscellaneous income	(2,434)	(2,080)	(354)
Gain on sale of business and equity investment, net	(112)	—	(112)
Non-operating expenses, net	$16,548	$36,868	$(20,320)

	Nine Months Ended December 31,
(dollars in thousands)	2024	2023	Change
Non-operating expenses, net:
Interest expense	$69,146	$108,243	$(39,097)
Interest and miscellaneous income	(4,869)	(4,694)	(175)
Gain on sale of business and equity investment, net	(12,683)	$—	(12,683)
Non-operating expenses, net	$51,594	$103,549	$(51,955)
Non-operating expenses, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income.
Interest expense decreased $19.9 million and $39.1 million during the third quarter and first nine months of fiscal 2025, respectively, as compared to the prior year periods, primarily due to the lower principal amount of debt outstanding as well as lower interest rates on floating rate debt. For more information, refer to Note 7 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income increased $0.4 million and $0.2 million during the third quarter and first nine months of fiscal 2025, respectively.
Gain on sale of business and equity investment was $0.1 million during the third quarter of fiscal 2025. Gain on sale of business and equity investment was $12.7 million for the first nine months of fiscal 2025 and primarily relates to the sale of our CECS business, which was partially offset by a loss recorded on an equity investment. For more information on our equity investments, refer to Note 17 to our consolidated financial statements titled, "Fair Value Measurements." For more information on our divestiture activity, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$55,384	$40,999	$14,385	35.1%
Effective income tax rate	24.2%	21.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2024	2023

Income tax expense	$134,200	$112,254	$21,946	19.6%
Effective income tax rate	22.4%	21.9%
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

The effective income tax rates from continuing operations for the three month periods ended December 31, 2024 and 2023 were 24.2% and 21.6%, respectively. The effective income tax rates from continuing operations for the nine month periods ended December 31, 2024 and 2023 were 22.4% and 21.9%, respectively. The fiscal 2025 effective tax rates increased when compared to fiscal 2024, primarily due to unfavorable discrete items recorded in fiscal 2025 and changes in geographic mix of projected profits.
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
For the three and nine months ended December 31, 2024 and 2023, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31, (unaudited)
	As reported, GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$976,044	$916,227	$—	$—	$(158)	6.5%	6.5%	6.5%
AST	258,144	234,931	—	—	873	9.9%	9.9%	9.5%
Life Sciences	136,382	146,566	—	$(7,840)	(326)	(6.9)%	(1.7)%	(1.5)%
Total	$1,370,570	$1,297,724	$—	$(7,840)	$389	5.6%	6.3%	6.2%

	Nine Months Ended December 31, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2024	2023	2024	2023	2024	2024	2024	2024
Segment revenues:
Healthcare	$2,821,495	$2,605,157	$52,373	$—	$(607)	8.3%	6.3%	6.3%
AST	764,684	703,083	—	—	809	8.8%	8.8%	8.6%
Life Sciences	392,805	411,074	—	(24,640)	(632)	(4.4)%	1.6%	1.8%
Total	$3,978,984	$3,719,314	$52,373	$(24,640)	$(430)	7.0%	6.3%	6.3%
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
Healthcare revenues increased 6.5% to $976.0 million for the three months ended December 31, 2024, as compared to $916.2 million for the same prior year period. This increase reflects growth in service and consumable revenues of 13.5% and 8.7%, respectively, which was partially offset by a decline in capital equipment revenues of 4.5%. The constant currency organic growth of 6.5% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing. Healthcare revenues increased 8.3% to $2,821.5 million for the nine months ended December 31, 2024, as compared to $2,605.2 million for the same prior year period. This increase reflects growth in both service and consumable revenues of 13.9%, which was partially offset by a decline in capital equipment revenues of 5.4%. The constant currency organic growth of 6.3% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing.
The Healthcare segment's backlog at December 31, 2024 was $434.9 million. The Healthcare segment's backlog at December 31, 2023 was $449.4 million. The decrease is due to shortened lead times.
AST revenues increased 9.9% to $258.1 million for the three months ended December 31, 2024, as compared to $234.9 million for the same prior year period. The constant currency organic growth of 9.5% is primarily due to increased pricing and volume, both impacting revenues by a mid-single digit percentage. AST revenues increased 8.8% to $764.7 million for the nine months ended December 31, 2024, as compared to $703.1 million for the same prior year period. The constant currency organic growth of 8.6% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume.
Life Sciences revenues decreased 6.9% to $136.4 million for the three months ended December 31, 2024, as compared to $146.6 million for the same prior year period. This decrease is partially due to the sale of the CECS business, which more than offset other services growth, resulting in a decline of 12.0% in service revenues. This decrease also reflects declines in capital equipment revenues of 30.7%, which was partially offset by growth in consumable revenues of 14.3%. The constant currency organic loss of 1.5% is primarily due to decreased volume, impacting revenues by a low single digit percentage. Life Sciences revenues decreased 4.4% to $392.8 million for the nine months ended December 31, 2024, as compared to $411.1 million for the same prior year period. This decrease is partially due to the sale of the CECS business, which more than offset other services growth, resulting in a decline of 14.3% in service revenues. This decrease also reflects declines in capital equipment revenues of 27.6% which was partially offset by growth in consumable revenues of 16.2%. The constant currency organic growth of 1.8% is primarily due to increased pricing, impacting revenues by a low single digit percentage.
The Life Sciences backlog at December 31, 2024 was $85.1 million. The Life Sciences backlog at December 31, 2023 was $85.0 million.

The following table compares business segment and Corporate operating income for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income (loss) from operations before adjustments:
Healthcare	$246,917	$223,898	$691,810	$626,134
AST	115,758	105,156	343,374	325,529
Life Sciences	58,133	56,738	164,417	156,863
Corporate	(100,843)	(81,559)	(299,720)	(260,452)
Total income from operations before adjustments	$319,965	$304,233	$899,881	$848,074
Less: Adjustments
Amortization of acquired intangible assets (1)	$67,243	$64,724	$202,875	$198,662
Acquisition and integration related charges (2)	3,756	6,263	9,215	24,308
Tax restructuring costs (3)	97	643	54	652
Amortization of inventory and property "step up" to fair value (1)	1,345	6,127	4,138	8,666
Restructuring charges (4)	2,231	6	33,109	2
Total income from operations	$245,293	$226,470	$650,490	$615,784
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
The Healthcare segment’s operating income increased 10.3% to $246.9 million for the three months ended December 31, 2024, as compared to $223.9 million in the same prior year period. The segment's operating margins were 25.3% and 24.4% for the third quarter of fiscal 2025 and 2024, respectively. The Healthcare segment’s operating income increased 10.5% to $691.8 million for the nine months ended December 31, 2024, as compared to $626.1 million in the same prior year period. The segment's operating margins were 24.5% and 24.0% for the first nine months of fiscal 2025 and 2024, respectively. The increase in operating income and margin for the three and nine month periods ended December 31, 2024 is primarily due to the benefits of higher pricing and volume, which were partially offset by increased compensation costs.
The AST segment's operating income increased 10.1% to $115.8 million for the three months ended December 31, 2024, as compared to $105.2 million during the same prior year period. The segment's operating margins were 44.8% for each of the third quarters of fiscal 2025 and 2024. The increase in operating income for the three month period ended December 31, 2024 was primarily due to increased pricing and volume which was partially offset by increased labor and energy costs. Operating margin was favorably impacted by pricing and volume for the three month period ended December 31, 2024 which was offset by increased labor and energy costs. The AST segment's operating income increased 5.5% to $343.4 million for the nine months ended December 31, 2024, as compared to $325.5 million during the same prior year period. The segment's operating margins were 44.9% and 46.3% for the first nine months of fiscal 2025 and 2024, respectively. The increase in operating income for the nine month period ended December 31, 2024 was primarily due to increased pricing, which was partially offset by unfavorable productivity and increased labor and energy costs. The decrease in operating margin for the nine month period ended December 31, 2024 was primarily due to unfavorable productivity and increased labor and energy costs.
The Life Sciences segment’s operating income increased 2.5% to $58.1 million for the three months ended December 31, 2024, as compared to $56.7 million for the same prior year period. The segment's operating margins were 42.6% and 38.7% for the third quarter of fiscal 2025 and 2024, respectively. The Life Sciences segment’s operating income increased 4.8% to $164.4 million for the nine months ended December 31, 2024, as compared to $156.9 million for the same prior year period. The segment's operating margins were 41.9% and 38.2% for the first nine months of fiscal 2025 and 2024, respectively. The increases in segment operating income and margin for the three and nine month periods ended December 31, 2024 is primarily due to favorable pricing and mix.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$887,306	$718,467
Net cash provided by (used in) investing activities	$458,573	$(791,754)
Net cash (used in) provided by financing activities	$(1,394,293)	$58,583
Debt-to-total capital ratio	25.2%	34.0%
Free cash flow	$588,104	$457,013
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $887.3 million for the first nine months of fiscal 2025 and $718.5 million for the first nine months of fiscal 2024. The fiscal 2025 increase in cash flows from operations resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period.
Net Cash Provided By/Used In Investing Activities – The net cash provided by investing activities totaled $458.6 million for the first nine months of fiscal 2025 and net cash used in investing activities totaled $791.8 million for the first nine months of fiscal 2024. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2025 and fiscal 2024:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $299.2 million for the first nine months of fiscal 2025 and $268.8 million during the same prior year period. The fiscal 2025 increase is due to the timing of capital spending.
•Proceeds from the sale of property, plant, and equipment - During the first nine months of fiscal 2024, we received proceeds from the sale of property, plant, and equipment of $7.4 million. The fiscal 2024 proceeds were primarily from the sale of a facility previously used by the AST segment.
•Proceeds from the sale of businesses – During the first nine months of fiscal 2025, we received proceeds of $811.4 million primarily from the sale of our Dental segment and the sale of our CECS business. For more information, refer to Note 3 to our consolidated financial statements titled "Business Acquisitions and Divestitures" and Note 4 to our consolidated financial statements titled "Discontinued Operations." During the first nine months of fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022.
•Acquisition of businesses, net of cash acquired – During the first nine months of fiscal 2025 and 2024, we used $53.7 million and $539.8 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In/Provided By Financing Activities – The net cash used in financing activities amounted to $1,394.3 million for the first nine months of fiscal 2025 compared to net cash provided by financing activities of $58.6 million for the first nine months of fiscal 2024. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2025 and fiscal 2024:
•Payments on Private Placement Senior Notes – During the first nine months of fiscal 2025 we repaid $80.0 million of Private Placement Senior Notes. For more information on our Private Placement Senior Notes, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
•Payments on term loans – During the first nine months of fiscal 2025 and 2024, we repaid $638.1 million and $45.0 million, respectively, of our term loans. The fiscal 2025 increase was primarily due to the use of proceeds from the sale of the Dental segment to pay off our outstanding term loans. For more information on our term loans, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."

•Payments/Proceeds under credit facilities, net – Net payments under credit facilities totaled $319.0 million for the first nine months of fiscal 2025 compared to net proceeds under credit facilities of $265.5 million for the first nine months of fiscal 2024. The fiscal 2025 payments were primarily due to the use of proceeds from the sale of the Dental segment to pay down our Previous Revolving Credit Facility balance. The fiscal 2024 proceeds are attributable to funding of the acquisition of assets from BD. For more information on our indebtedness, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Deferred financing fees and debt issuance costs – During the first nine months of fiscal 2025 we paid $2.3 million for financing fees and debt issuance costs primarily related to our Revolving Credit Facility. For more information on our debt, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
•Acquisition related deferred or contingent consideration – During the first nine months of fiscal 2025 and 2024, we paid $0.3 million and $6.2 million in deferred and contingent consideration, respectively. The fiscal 2024 payment primarily related to the payout of contingent considerations from a prior acquisition totaling $5.0 million.
•Repurchases of ordinary shares – During the first nine months of fiscal 2025 and 2024, we obtained 87,436 and 69,276, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.0 million and $11.4 million, respectively. During the first nine months of fiscal 2025, we purchased 907,158 of our ordinary shares for the aggregate amount of $200.0 million through our share repurchase program. During the first nine months of fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. For more information on our share repurchases, refer to Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024.
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2025, we paid total cash dividends of $163.9 million, or $1.66 per outstanding share. During the first nine months of fiscal 2024, we paid total cash dividends of $149.2 million, or $1.51 per outstanding share.
•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2025, we paid $1.6 million in distributions to noncontrolling interest holders and received $2.5 million in contributions from noncontrolling interest holders. During the first nine months of fiscal 2024, we paid $1.6 million in distributions to noncontrolling interest holders and received contributions of $2.9 million from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2025 and fiscal 2024, we received cash proceeds totaling $19.4 million and $3.5 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $887.3 million for the first nine months of fiscal 2025 and $718.5 million for the first nine months of fiscal 2024. Free cash flow was $588.1 million in the first nine months of fiscal 2025 compared to $457.0 million in the first nine months of fiscal 2024 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in free cash flow is primarily due to an increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the same prior year period, which was partially offset by increased capital spending.
Our debt-to-total capital ratio was 25.2% at December 31, 2024 and 34.0% at December 31, 2023.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 29, 2024. Our commercial commitments were approximately $122.8 million at December 31, 2024, reflecting a net increase of $12.4 million in surety bonds and other commercial commitments from March 31, 2024. Outstanding borrowings under our Previous Revolving Credit Facility as of December 31, 2024 were $162.0 million. We had $14.9 million of letters of credit outstanding under the Previous Revolving Credit Facility at December 31, 2024.
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
Supplemental Guarantor Financial Information
STERIS plc ("Parent") and its wholly-owned subsidiaries, STERIS Limited and STERIS Corporation (collectively "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo", "STERIS Irish FinCo", "Issuer") a wholly-owned subsidiary issuer, under senior public notes issued by FinCo on April 1, 2021 (the "Senior Public Notes") and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of the Issuer and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
All of the liabilities of non-guarantor direct and indirect subsidiaries of Parent, other than STERIS Irish FinCo, STERIS Limited and STERIS Corporation, including any claims of trade creditors, are effectively senior to the Senior Public Notes.
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

The following tables present summarized results of operations for the nine months ended December 31, 2024 and summarized balance sheet information at December 31, 2024 and March 31, 2024 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent, Issuer, and the other Guarantors for the Senior Public Notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in thousands)	Nine Months Ended
December 31,
2024

Revenues	$2,240,941
Gross profit	1,247,085
Operating costs arising from transactions with non-issuers and non-guarantors, net	518,105
Income from operations	686,140
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	536,631
Net income	$574,877

Summarized Balance Sheet Information
( in thousands)
	December 31,	March 31,
	2024	2024
Receivables due from non-issuers and non-guarantor subsidiaries	$19,667,156	$19,120,843
Other current assets	743,629	846,149
Total current assets	$20,410,785	$19,966,992

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,321,660	$1,797,274
Goodwill	291,744	292,559
Other non-current assets	640,018	642,240
Total non-current assets	$2,253,422	$2,732,073

Payables due to non-issuers and non-guarantor subsidiaries	$23,071,058	$21,415,901
Other current liabilities	273,593	289,047
Total current liabilities	$23,344,651	$21,704,948

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285,630	$598,730
Other non-current liabilities	2,203,034	3,247,978
Total non-current liabilities	$2,488,664	$3,846,708
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
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, statements related to the expected benefits of and timing of completion of the Restructuring Plan, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in STERIS’s securities filings or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the impact of public health crises on STERIS’s operations, supply chain, material and labor costs, performance, results, prospects, or value, (b) STERIS's ability to achieve the expected benefits regarding the accounting and tax treatments of the redomiciliation to Ireland, (c) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected, (d) STERIS’s ability to successfully integrate acquired businesses into its existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of such businesses, (e) uncertainties related to tax treatments under the TCJA and the IRA, (f) the possibility that Pillar Two Model Rules could increase tax uncertainty and adversely impact STERIS's provision for income taxes and effective tax rate and subject STERIS to additional income tax in jurisdictions who adopt Pillar Two Model Rules, (g) STERIS's ability to continue to qualify for benefits under certain income tax treaties in light of ratification of more strict income tax treaty rules (through the MLI) in many jurisdictions where STERIS has operations, (h) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (i) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, including as a result of inflation, (j) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (k) the possibility that application of or compliance with laws, court rulings, certifications, regulations, or regulatory actions, including without limitation any of the same relating to FDA, EPA or other regulatory authorities, government investigations, the outcome of any pending or threatened FDA, EPA or other regulatory warning notices, actions, requests, inspections or submissions, the outcome of any pending or threatened litigation brought by private parties, including the Isomedix litigation, or other requirements or standards may delay, limit or prevent new product or service introductions, affect the production, supply and/or marketing of existing products or services, result in costs to STERIS that may not be covered by insurance, or otherwise affect STERIS’s performance, results, prospects or value, (l) the potential of international unrest, including the Russia-Ukraine or Israel-Hamas military conflicts, economic downturn or effects of currencies, tax assessments, tariffs and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (m) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (n) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products, due to supply chain issues or otherwise, or in the provision of services, (o) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, impairments, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS's various securities filings, may adversely impact STERIS’s performance, results, prospects or value, (p) the impact on STERIS and its operations, or tax liabilities, of Brexit or the exit of other member countries from the EU, and the Company’s ability to respond to such impacts, (q) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade or tax legislation (including CAMT and excise tax on stock buybacks), regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto, (r) the possibility that anticipated financial results or benefits of recent acquisitions, of STERIS’s restructuring efforts, or of recent divestitures, including anticipated revenue, productivity improvement, cost savings, growth synergies and other anticipated benefits, will not be realized or will be other than anticipated, (s) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs, (t) rating agency actions or other occurrences that could affect STERIS’s existing debt or future ability to borrow funds at rates favorable to STERIS or at all, (u) the effects of changes in credit availability and pricing, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed, and (v) the possibility that our expectations about the pre-tax savings resulting from the Restructuring Plan, the number of positions eliminated pursuant to the Restructuring Plan and the costs, charges and cash expenditures associated with the announced restructuring plan may not be realized on the timeline or timelines we expect, or at all.
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
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2025, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2025. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At December 31, 2024, we held net foreign currency forward contracts to buy 40.0 million British pounds sterling, 14.0 million Canadian dollars, and 49.0 million Mexican pesos; and to sell 15.0 million Australian dollars and 8.4 million euros.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At December 31, 2024, we held commodity swap contracts to buy 197.3 thousand pounds of nickel.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023, our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500 million (net of taxes, fees and commissions). As of December 31, 2024, there was $300 million (net of taxes, fees and commissions) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the May 3, 2023 share repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2025, we repurchased 907,158 of our ordinary shares for the aggregate amount of $200.0 million (net of excise taxes, fees, and commissions) pursuant to authorizations under the share repurchase program.
During the first nine months of fiscal 2025, we obtained 87,436 of our ordinary shares in the aggregate amount of $11.0 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2025 under our ordinary share repurchase program:

(dollars in thousands)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
October 1-31	—		$—		—	$400,000
November 1-30	280,000		217.90		280,000	338,989
December 1-31	180,497		216.01		180,497	300,000
Total	460,497	(1)	$217.16	(1)	460,497	$300,000
(1) Does not include 11 shares purchased during the quarter at an average price of $218.45 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
STERIS plc Amended Memorandum and Articles of Association (filed as Exhibit 3.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2019 (Commission File No. 001-38848), and incorporated herein by reference).

10.1
Credit Agreement, dated as of October 7, 2024, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (filed as Exhibit 10.1 to STERIS plc Form 8-K dated October 7, 2024 (Commission File No. 001-38848), and incorporated herein by reference).

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
February 7, 2025