Form 10-K
period 2025-03-31
STERIS plc
filed 2025-05-29
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September 30, 2024 was $23,874.0 million.
The number of Ordinary Shares outstanding as of May 27, 2025: 98,372,310
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called "STERIS," "the Company," "we," "us," or "our," unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2025 ended on March 31, 2025.
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
HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as operating rooms and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment, to the repair of re-usable procedural instruments, to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in operating rooms, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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

Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment to Customers in many countries throughout the world. For the year ended March 31, 2025, no Customer represented more than 10% of the Healthcare segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Baxter, Boston Scientific, Belimed, Ecolab, Fortive, Getinge, Karl Storz, Olympus, Ruhof, SteelCo, Stryker, Skytron and Wassenburg. On a service line basis, competitors include BBraun, Crothall, Olympus and Pentax.
AST SEGMENT
Description of Business. Our AST segment supports medical device and pharmaceutical manufacturers through a global network of contract sterilization and laboratory testing facilities, and integrated sterilization equipment and control systems. Our technology-neutral offering supports Customers every step of the way, from testing through sterilization.
Services Offered. We offer a wide range of sterilization modalities and an array of testing services that complement the manufacturing of single-use, sterile products. Our facilities are located in regions with a concentration of medical device and pharmaceutical manufacturing throughout the Americas, Europe, and Asia. Our technical professionals support Customers in all phases of product development, materials testing, and process validation. In addition, we manufacture and supply integrated sterilization equipment and control systems to medical device manufacturers and research institutions.
Products Offered. We support Customers with process controls and monitoring systems, and integrated sterilization equipment, including accelerators, product handling, and automation.
Customer Concentration.  Our AST segment’s services are offered to Customers throughout the world. For the year ended March 31, 2025, no Customer represented more than 10% of the segment’s revenues.
Competition. AST operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies, other manufacturers of sterilization equipment and control systems, and manufacturers that sterilize products in-house.
LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment provides a comprehensive offering of products and services designed to support biopharmaceutical and medical device manufacturing facilities, in particular those focused on aseptic manufacturing. Our portfolio includes a full suite of consumable products, equipment maintenance, specialty services, and capital equipment.
Products Offered.  Our products include pharmaceutical detergents, cleanroom disinfectants and sterilants, pharmaceutical grade and research sterilizers and washers, sterility assurance and maintenance products, vaporized hydrogen peroxide room decontamination systems and sterilizers, and high purity water and pure steam generators.
Services Offered.  Our Life Sciences segment service employees install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime.
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment to Customers globally. For the year ended March 31, 2025, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as ethylene oxide ("EO") and radioisotope cobalt-60 ("cobalt-60"), which are necessary to our AST operations. In addition, we continue to expand our irradiation processing capacity with accelerator-based technologies, in order to help mitigate the potential cobalt-60 supply risk.

Inflation. Historically, our business has not been significantly impacted by the overall effects of inflation. However, during fiscal 2023 and 2024, we experienced a rise in supply chain and labor costs, which moderated in fiscal 2025. Changes to trade policy, including tariff measures introduced in early calendar year 2025, may drive new inflation risks in our supply chain for materials as well as the costs of other goods and services important to our operations. The U.S. measures and the response from other countries continue to evolve, creating uncertainty in trade and economic dynamics. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation.
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
As of March 31, 2025, we held 607 United States patents and 2,315 patents in other jurisdictions and had 90 United States patent applications and 289 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2025, we had a total of approximately 2,145 trademark registrations worldwide.
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
Continuous Improvement. Continuous improvement is fundamental to how we operate at STERIS. We apply Lean principles across manufacturing, service operations, back office, and support functions through our Minimum Standard of Lean (MSoL) framework. MSoL establishes a consistent foundation for problem solving, standard work, and performance management while enabling local ownership and innovation. It assesses maturity across core dimensions—including continuous improvement training and development, routine management and strategic alignment, 5S, value stream mapping, kaizen management, lean tools and systems, and integration with new product development (NPD).
Our efforts are designed to deliver better outcomes for Customers, Shareholders, and employees. By targeting key areas, we strengthen performance, agility, and value. In manufacturing and service operations, we apply flow and cellular production concepts and cross-train employees to increase flexibility and throughput. We also assess opportunities to in-source, outsource, or adopt technology to drive value.
We extend these principles to back office and support functions where Lean tools streamline workflows, reduce waste, and improve service delivery.
A dedicated Continuous Improvement team partners with the business to coach, build capability, and accelerate results. Through kaizen events, tiered daily management, and employee-led initiatives, we foster a culture where employees are empowered to drive change. This mindset is supported at all levels of the organization, reinforcing alignment, engagement, and long-term performance.
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
We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources to research and development efforts, and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, Customer training programs, distribution systems, technical services, and other information services. In addition to organic opportunities, acquisitions are a key part of our long-term strategy for growth.
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
Seasonality.  Our financial results have, from time to time, exhibited seasonal patterns. In particular, capital equipment revenues within our Healthcare segment have historically been higher in the fourth quarter of our fiscal year. However, we cannot guarantee that these patterns will persist.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2025, we had a backlog of $452.9 million. Of this amount, $369.2 million and $83.7 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2024, we had backlog orders of $425.2 million. Of this amount, $353.8 million and $71.4 million related to our Healthcare and Life Sciences segments, respectively. Backlog increased in fiscal 2025 as a result of higher Customer orders.
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
Our Corporate Responsibility function is led by the Vice President of Environmental, Social, and Governance ("ESG"). The Corporate Responsibility function, with support from our CEO, General Counsel and other senior executives, works to actively develop and refine our ESG strategies, programs, and policies. The Corporate Responsibility function works closely with our Global Sustainability Steering Committee to build ESG values and implement strategies, programs, and policies across the Company. The Global Sustainability Steering Committee is a cross-functional team of senior leadership, subcommittee chairs, and subject matter experts spanning our businesses and Legal, Investor Relations, Human Resources, Continuous Improvement, Compliance, Facilities, and Health, Safety and Environment functions. The Corporate Responsibility team regularly updates the Nominating and Governance Committee of our Board of Directors regarding its activities, including evaluating carbon emissions, preparing for regulatory requirements, reporting ESG metrics, and reviewing ESG ratings.
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
Anti-Bribery and Anti-Corruption. We are committed to conducting our business fairly, honorably, with integrity and in compliance with the law in all jurisdictions where we operate. Our policy prohibits bribery and corruption in any form, and we explain our commitment in our Statement on Anti-Corruption Policies and Procedures. As an ongoing due diligence measure, we have established a program to recognize those sales and marketing intermediaries who demonstrate an elevated commitment to compliance. Through this Commercial Compliance Program, we acknowledge organizations that have not only met STERIS's standard ethical requirements for inclusion in our network but have also taken additional steps, such as adopting their own code of conduct and training their employees on their own firm's ethical values, to ensure compliant behavior. In 2025, STERIS incurred no monetary losses as a result of legal proceedings associated with bribery or corruption.

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
Risks and Prevention. We regularly assess the risks associated with our business, including the risk of potential corruption or bribery in the environments where we do business, and we have designed our management systems to respond accordingly. As part of our anti-corruption program, our employees and third-party intermediaries are subject to mandatory comprehensive anti-bribery and anti-corruption training online. The training covers the various forms that corruption can take, red flags, and individuals’ roles in our anti-bribery and anti-corruption efforts.
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
Senior members of STERIS’s leadership team are involved in numerous industry associations that focus on setting the standards and driving change. We hold seats and actively participate on the boards of AdvaMed and the Medical Device Manufacturers Association ("MDMA"). We are also an active member of the Association for the Advancement of Medical Instrumentation ("AAMI") and MedTech Europe. AdvaMed has over 500 member companies and promotes policies that foster the highest ethical standards, timely patient access to safe and effective products, and economic policies that reward value creation. The AdvaMed Code of Ethics on Interactions with Health Care Professionals ("AdvaMed Code") facilitates ethical interactions between MedTech companies and health care professionals to ensure that medical decisions are based on the best interests of the patient. STERIS has adopted and requires compliance with the AdvaMed Code.
MDMA is the leading voice representing the interests of innovative and entrepreneurial medical technology companies. MDMA's goal is to provide patients and clinicians with timely access to safe and effective medical technologies that improve the quality of life. AAMI is a nonprofit organization founded in 1967. It is a diverse community of more than 11,000 healthcare technology professionals united by one important mission-supporting the healthcare community in the development, management, and use of safe and effective healthcare technology. MedTech Europe is the European trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe’s purpose is to make innovative medical technology available to more people, while helping healthcare systems move towards a more sustainable path. The MedTech Europe Code of Ethical Business Practice regulates all aspects of the industry’s relationship with Healthcare Professionals and Healthcare Organizations, to ensure that all interactions are ethical and professional at all times and to maintain the trust of regulators and patients. STERIS has adopted and requires compliance with the MedTech Europe Code of Ethical Business Practice.
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
The STERIS Code of Business Conduct covers ethical marketing and off-label promotion. In fiscal 2025, STERIS incurred no monetary losses as a result of legal proceedings associated with false marketing claims.
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
STERIS tracks greenhouse gas ("GHG") emissions, and we complete the annual Carbon Disclosure Project ("CDP") questionnaire. CDP is an internationally recognized nonprofit organization that collects and reports environmental metrics. Currently, we report our direct (Scope 1) and indirect (Scope 2) energy use and emissions. We recognize that a significant portion of our carbon impact is as a result of our value chain, outside of electricity and energy consumption at our global sites. We also report aggregate Scope 3 (upstream and downstream) emissions in our most recent CDP response and on our website.
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
In Fiscal 2023, the European Commission’s Corporate Sustainability Reporting Directive ("CSRD") became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). Although the European Parliament voted to postpone the application dates, STERIS continues to prepare for the upcoming CSRD disclosure requirement. We are making significant efforts in gathering baseline information, strengthening our internal controls, and evaluating our current ESG data. As part of this project, we continue to evaluate our ability to report in accordance with the Task Force on Climate-Related Financial Disclosures ("TCFD") framework and in light of evolving regulatory disclosure requirements. We completed TCFD aligned climate scenario analysis in fiscal 2025. We are evaluating how this information will inform global reporting requirements.
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
We believe unity of purpose and teamwork enables us to do far more together than we could individually. We draw strength from each other and encourage communication with fairness, candor, respect and courage. Our collaboration turns interesting ideas into great products and services for our Customers.
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
Employees by Segment. During the course of fiscal 2025, we averaged approximately 18,000 employees throughout the world of which less than 11% are represented by work councils or labor unions. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2025	Fiscal 2024
Healthcare	12,341	11,419
AST	3,502	3,340
Life Sciences	834	999
Corporate	1,110	1,010
Total employees (1)	17,787	16,768
(1) Excludes Dental segment divested on May 31, 2024.
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
Total directors and employees distribution by gender is shown in the table below:

	March 31, 2025		March 31, 2024
	Male	Female	Male	Female
Non-Executive Directors	6	3	6	3
Senior Managers	718	289	742	291
Other employees of the Company	11,282	5,730	11,009	5,575
Directors and United States employees by race is shown in the table below:

	March 31, 2025		March 31, 2024
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	67%	33%	67%	33%
Senior Managers	86%	14%	87%	13%
Other employees of the Company	60%	40%	61%	39%
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

	STERIS		Industry Benchmarks (2)
	Fiscal 2025	Fiscal 2024	Average	Best in Class
Total Recordable Incident Rate (1)	1.11	1.17	2.50	1.43
Lost-time Incident Rate (1)	0.38	0.43	1.25	0.42
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
(2) Our external benchmarks include the OSHA average and 1st Quartile injury/illness rates which are derived from 2022 Bureau of Labor Statistics data.

Our annual workplace injury prevention results are within the manufacturing sector's best-in-class performance as defined by the Bureau of Labor Statistics.
We have chosen to align our environmental management system with the ISO 14001 standard, which sets out the criteria that a company or organization can follow to establish an effective environmental management system. Designed for any type of organization, regardless of its activity or sector, it can provide assurance that environmental impact is being measured, controlled and improved in a holistic manner. We currently have three facilities that are 14001 and 45001 accredited locations. Our HSE teams and management are committed to supporting HSE programs with ongoing involvement in aligning HSE management systems to ISO 14001 and ISO 45001 standards, internal compliance reviews, and developing HSE training content and platforms.
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
Our employee turnover rate was 16% and 15% for fiscal 2025 and 2024, respectively, and we are continuously working towards a goal of achieving a rate of 10% or less, excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them, and they must always be approved by executive management. We encourage all employees to participate in our regular engagement survey which is administered by a third party on a confidential basis. This process has been valuable in helping us recognize what we do well and foster an open conversation about how we can make STERIS an even better place to work. We are pleased to report that 88% of our employees completed our pulse survey in fiscal 2025. The pulse survey results are grouped around four key themes: Employee Engagement; Leadership Effectiveness; Inclusion and Belonging; and Job and Work Experience. The results indicate strong favorability in each of these areas. Moreover, this initial pulse survey sets a baseline from which we can track progress over time.
Compensation and Benefits. Our total rewards offerings include an array of programs to support our employees' financial, physical, and mental well-being, including providing competitive salaries, variable performance pay, healthcare benefits, tuition assistance, paid time off, annual merit increases, and incentive plans based on the national norms of employees' location of employment. Total employee compensation is presented in the table below:

(dollars in thousands)	Fiscal 2025	Fiscal 2024
Wages and salaries	$1,273,381	$1,187,970
Commission and incentive plans	210,498	199,859
Social security costs	111,032	98,310
Share-based compensation expense	57,397	52,849
Pension and post-retirement benefits expense	43,631	38,492
Other, primarily employee benefits	154,605	140,684
Total employee costs	$1,850,544	$1,718,164

QUALITY
We are subject to strict regulatory compliance and quality standards to ensure the safety and supply of our products and services. The quality and regulatory systems are broad in scope and designed to achieve quality from incoming materials through the design, development, manufacture, storage, handling and distribution of our products and delivery of services. To monitor compliance with these standards, internal and third-party assessments of our quality and regulatory systems are conducted. FDA conducts inspections of our manufacturing and contract sterilization facilities on a periodic basis to confirm compliance. In connection with an inspection, the FDA may initiate warning letters and/or consent decrees, which list conditions or practices that may indicate a violation of the FDA’s requirements. In fiscal 2025, STERIS did not receive any warning letters, seizures, or consent decrees. Additionally, STERIS had zero products listed in the FDA’s MedWatch Safety Alerts for Human Medical Products database.
We have in place processes to monitor and support compliance with product and service regulations worldwide, including design controls, product changes, labeling and advertising, marketing materials, good manufacturing practices, and adverse event reporting requirements. We take prompt action whenever we are alerted to regulatory or field-safety issues with a STERIS product. Following immediate assessment, we take corrective action, including voluntary product recalls, when needed. We examine underlying issues and root cause and work to resolve these to avoid recurrence. STERIS had no Class I recalls in fiscal 2025, 2024 or 2023.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2025. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	57	Vice President and Chief Accounting Officer
Daniel A. Carestio	52	President and CEO
Mary Clare Fraser	54	Senior Vice President and Chief Human Resources Officer
Kenneth E. Kohler	62	Senior Vice President and General Manager, AST
Julia K. Madsen	60	Senior Vice President and General Manager, Life Sciences
Cary L. Majors	50	Senior Vice President and President, Healthcare
Renato G. Tamaro	56	Vice President and Corporate Treasurer
Michael J. Tokich	56	Senior Vice President and Chief Financial Officer
J. Adam Zangerle	58	Senior Vice President, General Counsel, and Company Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2025:
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

ITEM 1A.RISK FACTORS
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. In addition, the impacts of ongoing geopolitical conflicts may also exacerbate any of these risks, which could have a material effect on us. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.
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
The effects of geopolitical instability may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising inflation, volatility in capital markets and foreign currency exchange rates, rising interest rates, reduced consumer and Customer demand, economic slowdowns and recessions and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, may depend on future developments that are highly uncertain and unpredictable. If geopolitical instability materially affects us, it may also have the effect of heightening other risks related to our business.
The potential impacts of such geopolitical instability include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, reduced consumer and Customer demand, economic slowdowns and recessions and other risks, including an elevated risk of cybersecurity threats and the potential for new or further sanctions, tariffs or changes to international trade policy. For instance, the U.S. and other countries have announced changes, and planned changes, to international trade policy, including increasing tariffs on imports, and potentially renegotiating or terminating existing trade agreements. The international trade environment is highly dynamic, and such changes, and retaliatory responses thereto, continue to evolve. Tariffs, trade restrictions and other changes to international trade policies may result in increased production costs and product pricing, supply chain disruptions, limited access to end markets, lower profitability, increasing inability of consumers and Customers to pay, reduced consumer and Customer demand, economic slowdowns and recessions and uncertainty related to planning long-term investments and strategies, and may have other competitive effects, each of which could have a material adverse effect on our business. We may also need to make material changes to our global production footprint and workforce, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. The duration and scope of all such changes that have been and will ultimately be implemented are not known at this time, and as such, any resulting impacts on our business are uncertain.

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
Healthcare Policy and Reimbursement
Changes in healthcare policy or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements, might negatively impact our business.
We sell many of our products and services to hospitals and other healthcare providers and pharmaceutical manufacturers. Many of these Customers are subject to or supported by government programs or receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid in the U.S., private insurance plans, and managed care programs. Reimbursement systems vary significantly by country. Government-managed healthcare systems control reimbursement for healthcare services in many countries. Public budgetary constraints or uncertainties, which may be exacerbated by public health crises, may significantly impact the ability of hospitals, pharmaceutical manufacturers, and other Customers supported by such systems to purchase our products. Government or other third-party payors may deny or change coverage, reduce their current levels of reimbursement for healthcare services, or otherwise implement measures to regulate pricing or contain costs. In addition, our costs may increase more rapidly than reimbursement levels or permissible pricing increases or we may not satisfy the standards or requirements for reimbursement.
Various healthcare reform proposals have emerged and may in the future emerge at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted or the level of government funding of healthcare in any country in which we operate.
Product and Service Related Regulations and Claims
We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may negatively impact our revenues, profitability, financial condition, or value.
Our operations are subject to extensive regulation in the countries where we do business. In the U.S., our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products and services are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.
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
Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies and procedures, change or reduce staff, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the U.S. or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment.

Our products are subject to recalls and restrictions, even after receiving U.S. or foreign regulatory clearance or approval.
Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the U.S. and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to reoccur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend our products and services.
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
To maintain our competitive position for our products, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our existing patents and other proprietary rights. We typically apply for patents in the U.S. and in strategic other countries. We may also acquire patents through acquisitions. We may encounter difficulties in obtaining or protecting patents.
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
The U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this legislation and changes have been proposed, and in many instances finalized, with respect to a number of income tax provisions (including foreign tax credit regulations) in the U.S. that could increase our total tax expense. In addition, beginning January 1, 2022, the limitation on deductibility of interest expense, which generally limits a deduction for interest expense to 30% of taxable income (subject to certain adjustments), must be determined by reducing taxable income by depreciation and amortization deductions, which may limit our ability to deduct interest expense in the future. We cannot predict the overall impact that the additional guidance and recent changes may have on our business. In addition, due to the expiration of many provisions of the TCJA at the end of 2025, the U.S. may experience a significant amount of changes to the tax rules impacting U.S. corporations. Such developments may further affect our income tax liability in the U.S. and, as a consequence, our effective tax rate. Furthermore, some non-U.S. jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the current provisions of the TCJA, potential future modifications or repeal of certain provisions of the TCJA, and other current economic conditions.
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. One of the provisions in the IRA added a corporate alternative minimum tax (“CAMT”) to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), beginning for fiscal years 2023. We do not expect to be subject to the CAMT regime for fiscal years through 2025. However, if in the future we become subject to CAMT, then if our regular income tax liability in the U.S. is lower than the income tax liability calculated under the CAMT provisions, we will be subject to additional income taxes in the U.S.
In addition, further changes in the tax laws of other jurisdictions will likely arise, including as a result of the base erosion and profit shifting ("BEPS") project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. Following the issuance of such recommendation, in December 2022, the European Union issued a directive to adopt Global Base Erosion laws (a/k/a GloBE or Pillar Two) in the EU member countries, in most cases beginning in fiscal year 2024. Most EU member countries and many non-EU member countries have already adopted local legislation based on GloBE Model Rules. Some of the countries that have not yet adopted GloBE are expected to do so in the near future. The GloBE rules could subject us to additional income taxes in the jurisdictions that adopted GloBE if our effective corporate tax rate in those jurisdictions (determined under the GloBE rules) is below 15%. Accordingly, the GloBE rules could increase tax uncertainty and adversely impact our provision for income taxes. In addition, the GloBE rules have certain transition period provisions that apply to certain intercompany transactions occurring between December 1, 2021 and the effective date of the GloBE rules in a given jurisdiction. These transition period provisions may have an adverse impact on our effective tax rate, and subject us to additional income tax, in some of the jurisdictions who adopt the GloBE rules. OECD continues to issue guidance under GloBE which could result in amendments and modifications of the local GloBE rules and further uncertainty of GloBE’s impact on our income tax expense.
Our effective tax rate is uncertain and may vary from expectations, which could have a material impact on our results of operations and earnings per share.
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
Legislative and regulatory action may be taken in the U.S. which, if ultimately adopted, could override or otherwise adversely impact tax treaties upon which we rely or broaden the circumstances under which STERIS plc would be considered a U.S. resident, each of which could materially and adversely affect our tax obligations. We cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals are adopted that have the effect of disregarding our organization in Ireland or limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could be subject to increased taxation and/or potentially significant expense.
On June 7, 2017, several countries, including many countries in which we operate and have subsidiaries, adopted the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the "MLI"), which generally is meant to prevent treaty abuse, improve dispute resolution, prevent the artificial avoidance of permanent establishment status and neutralize the effect of hybrid mismatch agreements. The MLI came into effect on July 1, 2018. The MLI may modify effected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. The number of affected tax treaties could eventually be significant. To date, more than 100 jurisdictions have joined the BEPS MLI, out of which most jurisdictions have ratified, accepted, or approved the MLI, and it covers around 1,950 bilateral tax treaties worldwide. Signatories include jurisdictions from all continents and all levels of development and other jurisdictions are also actively working towards signature. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates than it is currently taxed, which may increase our effective tax rate.
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
Various U.S. federal and state legislative proposals that would deny governmental contracts to redomiciled companies may, and future proposals could, adversely affect us if adopted into law. We are unable to predict the likelihood that any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments or increased regulatory scrutiny could have on our business.
The U.S. Internal Revenue Service (the “IRS”) may not agree that we are a non-U.S. corporation for U.S. federal tax purposes.
Although we are organized under the laws of Ireland and are a tax resident in Ireland for Irish tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code (“Section 7874”). For U.S. federal tax purposes, a company generally is considered to be a tax resident in the jurisdiction of its organization. Because we are organized under the laws of Ireland, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874, however, provides an exception to this general rule under which a non-U.S. organized entity may be treated as a U.S. corporation for U.S. federal tax purposes. The rules under Section 7874 are complex, but as a general matter, a foreign corporation is treated as a U.S. corporation if the foreign corporation acquires stock in or assets of a U.S. corporation (or a U.S. partnership) whereas, by reason of such acquisition, the former shareholders of the U.S. corporation (or the former partners of the U.S. partnership) own at least 80% (by vote or value) of the stock in the foreign corporation.
If we were to be treated as a U.S. corporation for U.S. federal tax purposes, we could be subject to substantial additional U.S. tax liability. Additionally, if we were treated as a U.S. corporation for U.S. federal tax purposes, non-U.S. holders of our ordinary shares would be subject to U.S. withholding tax on the gross amount of any dividends we paid to such shareholders. For Irish tax purposes, we are expected, regardless of any application of Section 7874, to be treated as an Irish tax resident. Consequently, if we are treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we could be liable for both U.S. and Ireland taxes, which could have a material adverse effect on our financial condition and results of operations.
BUSINESS AND OPERATIONAL RISKS
Our business environment is highly competitive, and if we fail to compete successfully, our revenues and results of operations may be negatively impacted.
We operate in a highly competitive environment. Our businesses compete with other broad-line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination.
Consolidations among our healthcare and pharmaceutical Customers may result in a loss of Customers or more significant pricing pressures.
A number of our Customers have consolidated. These consolidations are due in part to healthcare cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. This may result in greater pricing pressures on us and in some cases loss of Customers. Furthermore, consolidation in healthcare may continue, including as a result of trends regarding increasing vertical integration and corporate ownership. Additional consolidations could result in a loss of Customers or more significant pricing pressures.
Supply chain disruption might increase our production costs, limit our production capabilities or curtail our operations.
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key raw materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60 and EO, and key components include plastic components, as well as various electronics including control boards and computer chips. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In addition, administrations in the U.S. and other countries have recently announced plans to implement or increase tariffs, and it remains unclear what the ultimate outcome of these policy changes will be on our supply chains. Also, certain of our key materials and components have a limited number of suppliers, and some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary for our AST operations. Given the limited number of suppliers for such materials, they may become subject to supply shortages or unavailability or increasing prices which could have a negative impact on our operations. Further, changes in regulatory requirements regarding the use of these materials might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, increased regulatory or security requirements, or increases in the price of any of the raw materials, components and energy supplies used in our operations may adversely affect us.
Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.
Business continuity hazards and other risks include: explosions, fires, earthquakes, public health crises, extreme weather conditions, and other disasters, including those associated with climate change; disruptions of supply chains, or distribution for certain products or commodities; utility or other mechanical failures; unscheduled downtime; labor difficulties; inability to obtain or maintain any required licenses or permits; disruption of communications; data security, preservation and redundancy disruptions; inability to hire or retain key management or employees; and regulation of the safety, security or other aspects of our operations.
The occurrence of these types of events has disrupted and may in the future disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. These events also might cause personal injury, loss of life, and other social and human effects (such as population dislocations), compliance costs and transition risks (such as regulatory or technology changes) or severe damage to or destruction of inventory, equipment, and other property, and for injuries occurring at our facilities or as a result of actions of our employees, result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are appropriate for our business, there can be no assurance that we will be able to continue our insurance with acceptable terms, conditions or limits or that our insurance policies will provide adequate protection against all potential significant risks and liabilities.
Expectations relating to corporate responsibility considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, Customers and other stakeholders continue to be focused on corporate responsibility, including policies regarding climate change and greenhouse gas emissions. Other stakeholders, including governments and regulators, have expressed concerns about businesses' social commitments and sustainability goals. Responding to these considerations involves risks and uncertainties, requires significant investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our priorities, statements and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where corporate focus should be placed, including differing or conflicting views of regulators or elected officials in the various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international laws and regulations or meet evolving and varied stakeholder expectations and standards could result in advocacy group campaigns or legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Many of our Customers are also committing to, and may become subject to legal or regulatory requirements with respect to, long-term targets to reduce greenhouse gas emissions within their supply chains and associated emissions reporting. If we are unable to support Customers in fulfilling these obligations or achieving reductions, we may lose revenue if our Customers find other suppliers who are better able to support such efforts. A failure, or perceived failure, to respond to expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our ordinary shares. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on social and environmental disclosures and commitments. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital.
We may be adversely affected by global climate change or by existing and future legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to assess and predict. The impacts may include social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and others. The effects could impair, for example, the availability and cost of energy (including utilities), and we may bear losses as a result.
The regulations surrounding greenhouse gas emissions disclosures and sustainability reporting have also continued to evolve, with compliance requirements varying by jurisdiction. Governments, regulatory bodies and other stakeholders vary in their support of or opposition to sustainability and environmental matters in different jurisdictions in which we operate, which can lead to rapid shifts in reporting obligations and differing obligations across these jurisdictions. Both the standard setting and regulatory landscapes are also extremely complex and present significant compliance and communication challenges in light of these uncertain and varied approaches to greenhouse gas emissions disclosures and sustainability reporting. If our greenhouse gas emissions-related data, processes or reporting are incomplete or inaccurate, or if we fail to comply with relevant reporting frameworks from existing or newly emerging regulations, we may incur monetary penalties and reputational harm, investor demand for our securities could decrease, or we could become subject to litigation or governmental investigations, any of which may have a material adverse effect on our financial condition and results of operations.
For example, on January 5, 2023, the CSRD became effective. The CSRD expands the number of companies required to publicly report ESG-related information, defines the ESG-related information that companies are required to disclose in accordance with ESRS and imposes additional assurance obligations with respect to such disclosures. While CSRD rules are prescriptive for the types of data to be reported, the methodology for quantifying and qualifying such data are still developing and uncertain and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD. In addition, there is currently uncertainty surrounding the requirements to publish ESG-related information under the CSRD and the content requirements of such report under the ESRS. On February 26, 2025, the European Commission proposed an “Omnibus” reform law that would delay application of the CSRD by two years (so-called “stop the clock”) and that proposes reducing the number of reporting requirements under the ESRS. On April 17, 2025, the "stop the clock" delay became effective at the EU level, and EU member states have until December 31, 2025 to transpose the delay into national law. However, the balance of the changes to the CSRD proposed as part of the Omnibus package need to progress through the European Union's legislative process and require political approval. Responses from the European Union member countries have been varied, and there is uncertainty as to when and how the CSRD may be changed in light of these proposals; however, Irish officials have expressed support for the proposed changes and further pledged to amend existing Irish legislation to clarify and reduce the scope of companies covered. These changes, and any other new or pending legal or regulatory matters, may result in the expenditure of additional resources or costs to comply with such requirements, which could affect our financial condition, results of operations or cash flows.
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance, and regulated materials or processes that we use in our operations may become the focus of litigation.
Our AST segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 60 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is EO sterilization. In the U.S., several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly affect the costs of conducting our EO contract sterilization operations or impact the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we could be liable for material damages and fines as a result of legislative or regulatory action or litigation, and any liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
Our EO sterilization operations subject us to claims of liability and associated adverse effects.
Some current or past operators of EO sterilization facilities, including us, have been the target of litigation on behalf of private plaintiffs alleging personal and other injuries as a result of exposure to emissions from such facilities and have experienced adverse judgments and entered into settlements. These developments, as well as other publicity related to EO litigation or regulatory activity, may increase the likelihood that we will continue to be subject to these claims or that we will be subject to more claims on behalf of similar plaintiffs in the future.
Although we believe we have valid defenses to such claims, there can be no assurance that we will prevail on the merits, as the outcome of trials before juries and other aspects of litigation can be highly unpredictable, and, as a result, we have chosen to pursue a settlement process with respect to pending cases in Illinois. In March 2025, we agreed to pay up to approximately $48.2 million to resolve substantially all of the claims for personal injury against a subsidiary related to EO exposure that are pending in the Circuit Court of Cook County, Illinois. Please refer to Note 12 to our consolidated financial statements titled “Commitments and Contingencies” for further information.
The financial impact of litigation, particularly mass tort action lawsuits, is also difficult to predict and a judgment entered or settlement reached in one case or group of cases is not necessarily representative of the outcome of other comparable cases. Regardless of the merits of the claims at issue or the ultimate outcome of cases, any future litigation related to our EO operations may be costly to defend, could result in an increase of our insurance premiums, reduction of limits and terms and could exhaust available insurance coverage. Defense of litigation may also result in diversion of management attention from other priorities, which could have a material adverse effect on our financial condition and results of operations.
If our continuing efforts to create a Lean business and in-source production to reduce costs are not successful, our profitability may be negatively impacted or our business otherwise might be adversely affected.
We have undertaken various activities to incorporate Lean concepts and practices to more efficiently operate our business, including in-sourcing. We continue to look for opportunities to in-source production that is currently provided by third parties. These activities may not produce the full efficiencies and cost reduction benefits that we expect, or efficiencies and benefits might be delayed. Implementing these activities can be complex and time-consuming, and anticipated initial costs may exceed expectations. The failure to realize such efficiencies and cost reduction benefits, or increases in the costs of doing business related to in-sourced production, could adversely impact our financial condition and results of operations.
A pandemic or similar public health crisis could have a material adverse impact on our ability to staff our operations.
While we believe that we have developed appropriate measures to protect the health and well-being of our employees in the event of future health crises, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to an illness outside of our workplace. If a large or otherwise impactful number of our employees, including key employees, become ill, incapacitated or are otherwise unable or unwilling to continue working during any future health crises, our operations may be adversely impacted. Furthermore, restrictive measures implemented by us or governmental entities in response to a future pandemic or similar public health crisis could adversely impact our ability to hire and retain employees. Any failure to staff our operations resulting from an emergent public health crisis could adversely impact our financial condition and results of operations.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel .
Our continued success depends, in large part, on our ability to hire and retain highly qualified people, and if we are unable to do so, our business and operations may be impaired or disrupted. Labor market conditions are challenging, and the shortage of highly qualified people has led to increased competition. There is no assurance that we will be successful in attracting replacements to fill vacant positions, retaining successors to fill retirements or employees moving to new positions, or otherwise retaining qualified personnel. In addition, the increasing complexity of legal, regulatory and compliance matters have created additional responsibilities for our management and other personnel and can create significant distraction or diversion of their attention, which could have a material adverse effect on our ability to attract and retain such personnel.
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach of one or more key information technology systems, networks, processes, associated sites or service providers.
We rely extensively on information technology (“IT”) systems to conduct business, including but not limited to interacting with Customers and suppliers, fulfilling orders, generating invoices, collecting and making payments, shipping products, providing Customer support, and fulfilling contractual obligations. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting, electronic payment systems, and processing facilities and tools and other hardware, software and technical applications and platforms, including some that employ artificial intelligence (“AI”), some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results. Numerous and evolving cybersecurity threats continue to pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data, and we may fail to sufficiently adapt to them. For instance, generative AI may be used by malicious actors to create more targeted phishing narratives, spread false information about us or our products, or otherwise enhance the social engineering capabilities of such malicious actors.
Some of our products, services, and information technology systems contain or use open-source software, which poses additional risks, including potential security vulnerabilities, licensing compliance issues, and quality issues. A security breach, whether of our products, of our Customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. When cybersecurity incidents occur, we expect to follow our incident response policy and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. We maintain cyber liability insurance with terms, conditions, and limits believed to be adequate. However, cybersecurity-related liability or other claims may exceed insurance coverage limits, fines, penalties and regulatory sanctions may not be covered by insurance, or insurance may not continue to be available or available on commercially reasonable terms. Additionally, our insurers might deny claim coverage for valid or other reasons or may become insolvent.
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
In addition, a large number of our employees, as well as those of our Customers and suppliers, work remotely part of the time, which may increase the risk of IT systems vulnerabilities and attacks and unauthorized access of information. Furthermore, future geopolitical conflicts could result in increases in cybersecurity incidents. The General Data Protection Regulation (“GDPR”) is focused on the protection of personal data not merely the privacy of personal data. The GDPR has created a range of compliance obligations and can impose significant financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). Other legislative or governmental regulatory requirements may come into effect that may similarly increase our compliance obligations or significantly increase our exposure to financial penalties for noncompliance.

Our debt level or access to credit markets may limit our financial and business flexibility.
As of March 31, 2025, STERIS had approximately $2,043.7 million of indebtedness outstanding, which included $1,350.0 million of Senior Public Notes issued April 1, 2021, $674.2 million of Private Placement Senior Notes, and $34.8 million of borrowings outstanding under our Revolving Credit Facility (each as defined below). STERIS’s ability to repay all the forgoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Our indebtedness could have important consequences to our shareholders, including increasing risk associated with general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate matters, including dividend payments and stock repurchases, limiting our flexibility in planning for, or reacting to, changes in our business and our industry and creating a disadvantage compared to our competitors with less indebtedness.
In addition, our ability and the ability of our Customers, suppliers and other business counterparties to obtain indebtedness and the cost thereof is dependent on credit profiles, prevailing market interest rates and other factors. Credit rating downgrades, a high interest rate environment, market volatility, market disruptions and other factors may limit our and our Customers’, suppliers’ and other counterparties’ access to credit markets or increase the cost of financing activities which may have an adverse effect on our operations.
RISKS RELATED TO BUSINESS DEVELOPMENT
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other assets, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In the last several fiscal years we have made a number of acquisitions and dispositions. There can be no assurance that any acquisition or disposition will ultimately prove to be a strategic success. Also, we may be unable to find or consummate future acquisitions and divestitures at acceptable prices and terms. We continually evaluate potential business developments opportunities in the ordinary course of business.
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
We have made large acquisitions of businesses. The integration of acquired businesses into STERIS involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of internal controls over financial reporting. Difficulties in integrating acquired businesses into STERIS may result in the business performing differently than expected, in operational challenges, in strategic changes or in the failure to realize anticipated expense-related efficiencies. STERIS’s existing businesses could also be negatively impacted by the integration actions. Potential difficulties that may be encountered in the integration process include, among other factors:

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
STERIS has incurred substantial expenses in connection with the negotiation and completion of past business acquisitions and dispositions, and expects to incur similar costs for any future business acquisitions or dispositions.
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
We may fail to realize all of the anticipated benefits of our strategic business initiatives, as well as acquisitions, dispositions or joint ventures, or those benefits may take longer to realize than expected.
The success of our strategic business initiatives depend, in part, on our ability to realize the anticipated benefits and cost savings from such initiatives. These anticipated benefits and cost savings may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Furthermore, assumptions that we have made with respect to acquisitions, dispositions or joint ventures, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The processes involved with disposing of our businesses, entering into joint ventures or post-acquisition integration, as well as the implementation of other strategic initiatives, may result in the loss of key employees, the disruption of ongoing business, changes in strategy or inconsistencies in standards, controls, procedures, and policies. There could also be potential unknown liabilities and unforeseen expenses that were not discovered or previously expected. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, divest or invest in, an unavoidable level of risk remains regarding their actual operating and financial condition, as well as their strategic fit. We may not be able to ascertain actual value or understand potential liabilities until or after we actually assume operational control of these businesses, product or service lines, assets or technologies.
We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operation in the future.
Our total assets include goodwill, intangibles and other long-lived assets. If we determine that these items have become impaired in the future, it may have a material adverse effect on our financial condition and results of operations. As of March 31, 2025, we had recorded goodwill of $4 billion and other intangible assets, net of accumulated amortization of $2 billion. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
At STERIS, the ERM program is designed to identify, assess, and manage risks across STERIS’s enterprise. Cybersecurity risk management is integrated into STERIS’s ERM program, under which we regularly assess cybersecurity risks in accordance with what we believe are industry cybersecurity best practices. Further, we implement controls to protect the confidentiality, integrity and availability of STERIS’s information systems and information. We maintain cybersecurity and incident response procedures to address our security standards and requirements and provide a framework for assessing and responding to cybersecurity threats and incidents. Additionally, as part of our ERM program, STERIS oversees and identifies risks associated with third-party service providers with whom we do business, which process includes due diligence, risk management assessments and contractual safeguards. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity issues.
STERIS has an Executive Cybersecurity Steering Committee consisting of the Senior Vice President & Chief Financial Officer, the Vice President, Chief Accounting Officer, the Vice President, Investor Relations & Corporate Communications, the Vice President & Chief Information Officer (“CIO”), the Vice President, Chief Compliance Officer, the Senior Vice President, General Counsel & Company Secretary, and the Vice President, Chief Information Security Officer (“CISO”) that is responsible for providing governance, risk and compliance oversight for STERIS’s incident response program, providing guidance and support for cybersecurity non-technical initiatives, and for verifying that appropriate actions are taken following an incident occurrence. We have adopted and maintain an incident response policy that covers our incident response program and the duties and responsibilities of our Incident Response Team (“IRT”) responsible for managing and responding to cybersecurity incidents, including data breaches. Our IRT is led by the CISO and is comprised of senior management and others, including external resources, as required. Our incident response policy includes steps for detecting and investigating cybersecurity incidents, assessing the nature, scope, and severity of cybersecurity threats, identifying the impact of cybersecurity incidents, communicating cybersecurity incident disclosures, and implementing cybersecurity countermeasures and mitigation strategies. A subcommittee of our IRT reviews and assesses associated public reporting implications of cybersecurity incidents. Our process also includes informing the Board of Directors and the Audit Committee following a material cybersecurity incident.
We engage third-party security experts to support our risk assessment activities and to provide system security enhancements. Our program includes regular vulnerability and penetration testing (internal and external) of our enterprise systems by independent external security experts.

Education and awareness training on information security and data protection is conducted regularly for employees. Members of the IRT, the Executive Cybersecurity Steering Committee and the Board of Directors receive additional training on responding to cybersecurity incidents.
Our Board of Directors has oversight responsibility for the ERM program, and delegates the risk management assessment and risk management approach, including risks related to cybersecurity, to its Audit Committee. Among other responsibilities, the Audit Committee is responsible for monitoring internal controls, including those related to cybersecurity risk.
Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to monitor such potential cybersecurity risk exposures, putting in place appropriate mitigation measures and maintaining the cybersecurity program. Our cybersecurity program for our information systems is directed by our CIO and, with the cybersecurity team, our CIO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO has a Bachelor of Science in Computer Engineering, a Master of Business Administration, and over 35 years of experience working in the information technology field, including approximately 20 years of CIO positions. Our CISO is CISSP-ISSMP and CISM certified and is part of a team of experienced information system security professionals with diverse certifications, including CISSP, CISM, CNSS, CEH, CySA+, CompTIA - Security+, CySA+, PenTest+, and CASP+ and others. Management, including the CIO and CISO, update the Audit Committee on a regular basis on our cybersecurity program, material cybersecurity risks, mitigation strategies, cybersecurity metrics, developments in cybersecurity and proposed updates to our cybersecurity program.
In fiscal year 2025, STERIS did not experience any cyberattack or other attempted intrusion or other incident with respect to our information systems that materially affected or was likely to materially affect our business strategy, results of operations, financial condition or cash flows. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced or will not experience in the future undetected cybersecurity incidents. For more information about these risks, please see “Item 1A Risk Factors” in this annual report on Form 10-K.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2025. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
The Company’s principal executive office is located in Dublin, Ireland and its primary administrative offices are located in Mentor, OH (U.S.).
In our AST segment, we operate over 60 owned or leased facilities dedicated to delivering contract sterilization services. These strategically positioned locations are situated near Customer manufacturing and distribution sites, as well as key distribution corridors across Africa, Asia, Europe, and North America.
The Company operates approximately 250 locations representing sales, administrative, manufacturing and operational locations in the U.S. and more than 35 other countries, the majority of which are leased and support one or multiple business segments. In addition to these locations, the Company partners with third-party logistics service providers to streamline the distribution of product and materials. Operational locations are primarily comprised of service centers, manufacturing and distribution warehouses. Our locations are geographically spread to be in close proximity to our Customers to ensure timely delivery of products and services.
Included among totals listed above, the Company owns and leases manufacturing facilities that support the Healthcare, Life Sciences, and AST segments. The locations we deem to be material are disclosed in the following table:

Location	Owned/Leased
Conroe, TX	Owned
Guadalupe, Mexico	Owned
Mentor, OH	Owned/Leased
Montgomery, AL	Owned/Leased
Plymouth, MN	Owned/Leased
Quebec City, Canada	Owned
St. Louis, MO	Owned/Leased
Leicester, England	Owned
Ottawa, Canada	Leased
Point Richmond, CA	Leased
Tuusula, Finland	Owned
Pomezia, Italy	Owned
Bishop's Stortford, England	Leased
Franklin Park, IL	Leased
Sharon Hill, PA	Owned
Tuttlingen, Germany	Leased

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
Holders. As of March 31, 2025, there were approximately 373 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 3, 2023 our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges), which has no specified expiration date. As of March 31, 2025, there was $300.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During fiscal 2025, we repurchased 907,158 of our ordinary shares for the aggregate amount of $200.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations under the share repurchase program. This does not include 35 shares purchased during the year at an average price of $224.23 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During fiscal 2025, we obtained 94,577 of our ordinary shares in the aggregate amount of $11.3 million in connection with share-based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares under the share repurchase program during the fourth quarter of fiscal year 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—	$—	—	$300,000
February 1-28	—	$—	—	300,000
March 1-31	—	$—	—	300,000
Total	—	$—	—	$300,000

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:
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
•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, automated endoscope reprocessors, pure steam/water systems, surgical lights and tables, and integrated operating rooms.
•Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes dedicated consumables used in our capital equipment, gastrointestinal endoscopy accessories, instruments and tools, sterility assurance products, barrier protection solutions, and cleaning consumables.
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
Acquisitions and Divestitures. During fiscal 2025, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $54.1 million.
On August 2, 2023 we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD were integrated into our Healthcare segment.

The purchase price of the assets acquired from BD was $539.8 million. The acquisition also qualified for a tax benefit related to tax deductible goodwill, with a present value of approximately $60.0 million. The purchase price of the acquisition was financed with borrowings from our existing credit facility.
In addition to the acquisition of assets from BD, we completed two tuck-in acquisitions during fiscal 2024, which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $6.5 million, net of cash acquired.
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
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations were reclassified to income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we have classified our Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt. For more information, see Note 4 to our consolidated financial statements titled "Discontinued Operations."
Highlights.  Revenues increased $320.8 million, or 6.2%, to $5,459.5 million for the year ended March 31, 2025, as compared to $5,138.7 million for the year ended March 31, 2024. These increases reflect higher volume and pricing.
Our gross profit percentage increased to 44.0% for fiscal 2025 as compared to 43.2% for fiscal 2024. Favorable impacts from pricing, mix, productivity, and material costs were partially offset by unfavorable impacts from labor and overhead costs.
Fiscal 2025 income from operations increased 3.7% to $866.6 million over fiscal 2024 income from operations of $836.1 million. This increase was primarily due to increased volume and pricing, which was partially offset by legal costs and a settlement associated with our EO litigation, increased labor costs and higher restructuring expenses.
Cash flows provided by operating activities were $1,148.1 million and free cash flow was $787.2 million in fiscal 2025 compared to cash flows provided by operating activities of $973.3 million and free cash flow of $620.3 million in fiscal 2024 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in cash flows from operations and free cash flow resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the prior year.
Our debt-to-total capital ratio was 23.6% at March 31, 2025. We have paid quarterly dividends each year since 2005 and have increased the dividend each consecutive year, including an increase during fiscal 2025 to $0.57 per share.
Outlook. In fiscal 2026 and beyond, we expect to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with potential acquisitions of additional products and services. Please refer to "Information With Respect to Our Business In General" in Item 1."Business" to this Annual Report on Form 10-K.

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
The following table summarizes the calculation of our free cash flow for the years ended March 31, 2025 and 2024:

	Years Ended March 31,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$1,148,087	$973,274
Purchases of property, plant, equipment and intangibles, net	(370,091)	(360,326)
Proceeds from the sale of property, plant, equipment and intangibles	9,195	7,381
Free cash flow	$787,191	$620,329
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
The discussion of factors affecting our performance for the year ended March 31, 2024 compared to the fiscal year ended March 31, 2023 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended March 31, 2024.

FISCAL 2025 AS COMPARED TO FISCAL 2024
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2025 to the year ended March 31, 2024:

	Years Ended March 31,			Percent
(dollars in thousands)	2025	2024	Change	Change
Total revenues	$5,459,515	$5,138,701	$320,814	6.2%

Revenues by type:
Service revenues	2,587,911	2,374,747	213,164	9.0%
Consumable revenues	1,685,924	1,502,378	183,546	12.2%
Capital equipment revenues	1,185,680	1,261,576	(75,896)	(6.0)%

Revenues by geography (1):
Ireland revenues	107,321	82,695	24,626	29.8%
United States revenues	4,007,622	3,751,437	256,185	6.8%
Other foreign revenues	1,344,572	1,304,569	40,003	3.1%
(1) Allocation of revenue by geography is based on the location of delivery or distribution of products or location where services are performed.
Revenues increased $320.8 million, or 6.2%, to $5,459.5 million for the year ended March 31, 2025, as compared to $5,138.7 million for the year ended March 31, 2024. These increases reflect higher volume, primarily in our Healthcare segment due to organic growth and the added volume from the acquisition of assets from BD and organic growth in our AST segment, and pricing across all segments.
Service revenues for fiscal 2025 increased $213.2 million, or 9.0% over fiscal 2024, reflecting growth in the Healthcare and AST segments, which was partially offset by a decline in the Life Sciences segment due to the divestiture of the CECS business. Consumable revenues for fiscal 2025 increased $183.5 million, or 12.2%, over fiscal 2024, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues for fiscal 2025 decreased by $75.9 million, or 6.0%, as compared to fiscal 2024, reflecting declines in the Healthcare and Life Sciences segments, partially offset by growth in the AST segment.
Ireland revenues for fiscal 2025 were $107.3 million, representing an increase of $24.6 million, or 29.8%, over fiscal 2024 revenues of $82.7 million, reflecting growth in capital equipment, service, and consumable revenues.
United States revenues for fiscal 2025 were $4,007.6 million, representing an increase of $256.2 million, or 6.8%, over fiscal 2024 revenues of $3,751.4 million, reflecting growth in service and consumable revenues, partially offset by a decline in capital equipment revenues.
Revenues from other foreign locations for fiscal 2025 were $1,344.6 million, representing an increase of $40.0 million, or 3.1% over the fiscal 2024 revenues of $1,304.6 million. The increase reflects growth within the Europe, Middle East, and Africa, Asia Pacific, and Latin American regions, which was partially offset by declines in Canada.
Gross Profit. The following table compares our gross profit for the year ended March 31, 2025 to the year ended March 31, 2024:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2025	2024
Gross profit:
Product	$1,357,329	$1,247,872	$109,457	8.8%
Service	1,045,435	970,288	75,147	7.7%
Total gross profit	$2,402,764	$2,218,160	$184,604	8.3%
Gross profit percentage:
Product	47.3%	45.1%
Service	40.4%	40.9%
Total gross profit percentage	44.0%	43.2%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage increased to 44.0% for fiscal 2025 as compared to 43.2% for fiscal 2024. Favorable impacts from pricing (130 basis points), mix (70 basis points), material costs (30 basis points), productivity (20 basis points), and divestitures (20 basis points) were partially offset by unfavorable impacts from inflation (150 basis points) and adjustments and other charges (30 basis points).
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2025 to the year ended March 31, 2024:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2025	2024
Operating expenses:
Selling, general, and administrative	$1,334,276	$1,252,318	$81,958	6.5%
Research and development	107,648	103,679	3,969	3.8%
Illinois EO litigation settlement	48,150	—	48,150	NM
Restructuring expenses	46,049	26,045	20,004	76.8%
Total operating expenses	$1,536,123	$1,382,042	$154,081	11.1%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 6.5% in fiscal 2025 over fiscal 2024. The fiscal 2025 increase is primarily attributable to increased compensation and benefit costs, as well as legal costs associated with our EO litigation. For more information regarding our ongoing litigation, refer to Note 12 to our consolidated financial statements titled, "Commitments and Contingencies."
Research and Development. Research and development expenses increased $4.0 million in fiscal 2025 over fiscal 2024. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2025, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Illinois EO Litigation Settlement. On March 3, 2025, we entered into binding confidential term sheets with plaintiffs’ counsel (the “Term Sheets”), as well as settlement agreements with several plaintiffs related to our Illinois EO litigation. The Term Sheets and settlement agreements are expected to lead to a resolution of substantially all claims for personal injury related to EO that are pending in the Circuit Court of Cook County, Illinois. We recorded an expense of $48.2 million related to this settlement in fiscal 2025. For more information, refer to Note 12 to our consolidated financial statements titled, "Commitments and Contingencies."
Restructuring Expenses. In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions are designed to enhance profitability and improve efficiency. We estimate improvements in income from operations of approximately $25.0 million per year, with the majority of the benefit beginning in fiscal 2026 due to timing of actions.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2025 related to the Restructuring Plan:

Restructuring Plan	Years Ended March 31,
(dollars in thousands)	2025	2024
Severance and other compensation related costs	$29,030	$678
Lease and other contract termination and other costs	12,358	—
Product rationalization (1)	16,232	18,320
Accelerated depreciation and amortization and asset impairment	4,655	25,392
Total Restructuring Expense	$62,275	$44,390
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during fiscal 2025 and 2024 primarily related to actions taken in our Healthcare and AST segments. Total pre-tax restructuring expense of $106.7 million has been recorded relating to the Restructuring Plan since inception, of which $34.6 million has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan in fiscal 2026 are not expected to be significant.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(dollars in thousands)	Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 Charges	41,388
Payments	(23,695)
Balance at March 31, 2025	$18,371
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous (income) expense. The following table compares our net non-operating expenses, net for the year ended March 31, 2025 to the year ended March 31, 2024:

	Years Ended March 31,
(dollars in thousands)	2025	2024	Change
Non-operating expenses, net:
Interest expense	$86,261	$144,351	$(58,090)
Interest and miscellaneous income	(8,402)	(11,043)	2,641
Gain on sale of businesses and equity investment, net	(7,425)	—	(7,425)
Non-operating expenses, net	$70,434	$133,308	$(62,874)
Interest expense decreased $58.1 million during fiscal 2025 as compared to fiscal 2024, primarily due to the lower principal amount of debt outstanding as well as lower interest rates on floating rate debt. For more information, refer to Note 8 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income decreased during fiscal 2025, as compared to fiscal 2024, by $2.6 million and is driven by lower interest income.
Gain on sale of businesses and equity investment, net was $7.4 million during fiscal 2025 and primarily relates to the gain recorded from the sale of our CECS business, which was partially offset by a loss recorded on an equity investment. For more information on our equity investments, refer to Note 19 to our consolidated financial statements titled, "Fair Value Measurements." For more information on our divestiture activity, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Income Tax Expense. The following table compares our tax expense and effective income tax rates for the years ended March 31, 2025 and March 31, 2024:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2025	2024

Income tax expense	$184,650	$149,530	$35,120	23.5%
Effective income tax rate	23.2%	21.3%
The effective income tax rates from continuing operations for fiscal 2025 was 23.2% compared to 21.3% for fiscal 2024. The fiscal 2025 effective tax rate from continuing operations increased when compared to 2024, primarily due to changes in discrete items. Additional information regarding our income tax expense and effective income tax rate is included in Note 10 to our consolidated financial statements titled, "Income Taxes."
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
Our Life Sciences segment provides a comprehensive offering of products and services designed to support biopharmaceutical and medical device manufacturing facilities, in particular those focused on aseptic manufacturing. Our portfolio includes a full suite of capital equipment, consumable products, equipment maintenance and specialty services.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For more information regarding our segments please refer to Note 13 to our consolidated financial statements titled, "Business Segment Information," and Item 1, "Business."
The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the year ended March 31, 2025 to the year ended March 31, 2024.

	Years ended March 31,
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in thousands)	2025	2024	2025	2024	2025	2025	2025	2025
Segment revenues:
Healthcare	$3,878,671	$3,613,019	$52,373	$—	$(8,139)	7.4%	5.9%	6.1%
AST	1,038,573	953,980	—	—	(2,028)	8.9%	8.9%	9.1%
Life Sciences	542,271	571,702	—	(34,598)	(1,915)	(5.1)%	1.0%	1.3%
Total	$5,459,515	$5,138,701	$52,373	$(34,598)	$(12,082)	6.2%	5.9%	6.2%
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
Healthcare revenues increased 7.4% in fiscal 2025, as compared to fiscal 2024, reflecting growth in service and consumable revenues of 13.5% and 11.8%, respectively, which was partially offset by declines in capital equipment revenues of 5.0%. The constant currency organic growth of 6.1% is primarily due to increased volume and pricing, impacting revenues by a low-single digit percentage.
The Healthcare segment’s backlog at March 31, 2025 amounted to $369.2 million. The Healthcare segment's backlog at March 31, 2024 was $353.8 million. The increase is due to increased demand from Customers.
AST revenues increased 8.9% in fiscal 2025, as compared to fiscal 2024. The constant currency organic growth of 9.1% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume.
Life Sciences revenues decreased 5.1% in fiscal 2025, as compared to fiscal 2024 partially due to the sale of the CECS business, which more than offset other services growth resulting in a decline of 16.1% in service revenues. This decrease also reflects declines in capital equipment revenues of 24.4%, which was partially offset by growth in consumable revenues of 13.9%. The constant currency organic growth of 1.3% is primarily due to increased pricing, impacting revenues by a low single digit percentage.
The Life Sciences backlog at March 31, 2025 and 2024 amounted to $83.7 million and $71.4 million, respectively. The increase is due to increased demand from Customers.
The following table compares business segment and Corporate operating income for the year ended March 31, 2025 to the year ended March 31, 2024:

	Years ended March 31,			Percent
(dollars in thousands)	2025	2024	Change	Change
Income (loss) from operations before adjustments:
Healthcare	971,521	871,358	100,163	11.5%
AST	465,576	439,744	25,832	5.9%
Life Sciences	229,441	221,349	8,092	3.7%
Corporate	(399,033)	(348,497)	(50,536)	14.5%
Total income from operations before adjustments	$1,267,505	$1,183,954	$83,551	7.1%
Less: Adjustments
Amortization of acquired intangible assets (1)	273,784	266,420
Acquisition and integration related charges (2)	11,159	25,526
Tax restructuring costs (3)	54	620
Net loss on divestiture of businesses (1)	—	873
Amortization of inventory and property "step up" to fair value (1)	5,442	10,032
Restructuring charges (4)	62,275	44,365
Illinois EO litigation settlement (5)	48,150	—
Total income from operations	$866,641	$836,118
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding the restructurings, refer to Note 2 to our consolidated financial statements titled, "Restructuring."
(5) For more information regarding the Illinois EO litigation settlement, refer to Note 12 to our consolidating financial statements titled "Commitments and Contingencies."

The Healthcare segment’s operating income increased $100.2 million to $971.5 million in fiscal year 2025, as compared to $871.4 million in fiscal year 2024. The segment's operating margins were 25.0% for fiscal year 2025 and 24.1% for fiscal year 2024. The increase in operating income and margin for the year is primarily due to the benefits of higher volume and pricing, which were partially offset by increased compensation costs.
The AST segment’s operating income increased $25.8 million to $465.6 million in fiscal year 2025, as compared to $439.7 million in fiscal year 2024. The increase in operating income for the year is primarily due to higher pricing and increased volume, which was partially offset by higher labor costs. The AST segment's operating margins were 44.8% for fiscal year 2025 and 46.1% for fiscal year 2024. The decrease in operating margin is primarily due to higher labor costs and unfavorable productivity, which was partially offset by higher pricing.
The Life Sciences segment’s operating income increased $8.1 million to $229.4 million in fiscal year 2025, as compared to $221.3 million in fiscal year 2024. The segment’s operating margins were 42.3% for fiscal year 2025 and 38.7% for fiscal year 2024. The increase in operating income and margin for the year is primarily due to favorable mix and pricing.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2025 and 2024:

	Years Ended March 31,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$1,148,087	$973,274
Net cash provided by (used in) investing activities	388,773	(887,361)
Net cash used in financing activities	(1,572,364)	(85,186)
Debt-to-total capital ratio	23.6%	33.7%
Free cash flow	$787,191	$620,329
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $1,148.1 million for the year ended March 31, 2025, compared to $973.3 million for the year ended March 31, 2024. Net cash provided by operating activities increased in fiscal 2025 by 18.0% over fiscal 2024, and resulted from the increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the prior year.

Net Cash Provided By/Used In Investing Activities – The net cash provided by our investing activities was $388.8 million for the year ended March 31, 2025, compared to net cash used in our investing activities of $887.4 million for the year ended March 31, 2024. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2025 and 2024:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $370.1 million in fiscal 2025 compared to $360.3 million in fiscal 2024.
•Proceeds from the sale of property, plant, equipment and intangibles – During fiscal 2025 and 2024 we received $9.2 million and $7.4 million, respectively, for proceeds from the sale of property, plant, equipment and intangibles. The fiscal 2025 proceeds primarily related to the sale of a building previously used by the Healthcare segment, and the fiscal 2024 proceeds primarily related to the sale of a facility previously used by the AST segment.
•Proceeds from the sale of businesses – During fiscal 2025, we received proceeds of $814.6 million primarily from the sales of our Dental segment and our CECS businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures" and Note 4 to our consolidated financial statements titled "Discontinued Operations." During fiscal 2024, we received proceeds of $9.5 million from the release of funds held in escrow related to the sale of the Renal Care business during fiscal 2022.
•Proceeds from the sale of investments – During fiscal 2024, we received $3.9 million in proceeds from the sale of one of our equity investments. For more information refer to Note 19 to our consolidated financial statements, titled "Fair Value Measurements."
•Purchases of equity investments and convertible notes – During fiscal 2025 and fiscal 2024, we purchased $10.8 million and $1.5 million, respectively, in equity investments and convertible notes related to funding the development of intellectual property and access to new markets.
•Acquisition of businesses, net of cash acquired – During fiscal 2025 and 2024, we used $54.1 million and $546.3 million, respectively, to acquire businesses. For more information on these acquisitions refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – Net cash used in financing activities was $1,572.4 million for the year ended March 31, 2025, compared to net cash used in financing activities of $85.2 million for the year ended March 31, 2024. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2025 and 2024:
•Payments on term loans – During fiscal 2025 and 2024, we repaid $638.1 million and $60.0 million of our term loans, respectively. Our fiscal 2025 repayments were made with the proceeds from the sale of the Dental segment and funds generated from our operations. For more information on our term loans, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Payments on Private Placement Senior Notes – During fiscal 2025 we repaid $80.0 million of Private Placement Senior Notes. For more information on our Private Placement Senior Notes, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Payments/Proceeds under credit facilities, net – Net payments under credit facilities totaled $446.3 million for fiscal 2025 compared to net proceeds received under credit facilities of $181.5 million for fiscal 2024. The fiscal 2025 payments resulted from the use of proceeds from the sale of the Dental segment and funds generated by our operations. The fiscal 2024 proceeds were used to fund the acquisition of assets from BD. At the end of fiscal 2025, $34.8 million of debt was outstanding under our bank credit facility, compared to $484.5 million at the end of fiscal 2024. We provide additional information about our bank credit facility in Note 8 to our consolidated financial statements titled, "Debt."
•Deferred financing fees and debt issuance costs – During fiscal 2025 we paid $2.3 million for financing fees and debt issuance costs related to our Revolving Credit Facility. For more information on our debt, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Acquisition related deferred or contingent consideration – During fiscal 2025 and 2024, we paid $0.4 million and $6.2 million in acquisition related deferred and contingent consideration, respectively.
•Repurchases of ordinary shares – During fiscal 2025 and 2024, we obtained 94,577 and 76,645, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $11.3 million and $11.8 million, respectively. During fiscal 2025, we purchased 907,158 of our ordinary shares for the aggregate amount of $200.0 million (exclusive of fees, commissions, and other charges) through our share repurchase program. During fiscal 2024, we did not purchase any ordinary shares through our share repurchase program. We provide additional information about our share repurchases in Note 15 to our consolidated financial statements titled, "Repurchases of Ordinary Shares."

•Cash dividends paid to ordinary shareholders – During fiscal 2025, we paid cash dividends totaling $219.9 million or $2.23 per outstanding share. During fiscal 2024, we paid cash dividends totaling $200.6 million or $2.03 per outstanding share.
•Transactions with noncontrolling interest holders – During fiscal 2025, we paid $2.1 million in distributions to noncontrolling interest holders and received $2.5 million in contributions from noncontrolling interest holders. During fiscal 2024, we paid $1.6 million in distributions to noncontrolling interest holders and received $3.0 million in contributions from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2025 and fiscal 2024, we received cash proceeds totaling $25.5 million and $10.5 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $1,148.1 million in fiscal 2025 compared to $973.3 million in fiscal 2024. Free cash flow was $787.2 million in fiscal 2025, compared to $620.3 million in fiscal 2024 (see subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2025 increase in free cash flow is primarily due to an increase in cash provided by working capital, primarily driven by higher collections on accounts receivable and improved inventory management when compared to the prior year, which was partially offset by increased capital spending.
Our debt-to-total capital ratio was 23.6% at March 31, 2025 and 33.7% at March 31, 2024.
Sources of Credit.  Our sources of credit as of March 31, 2025 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2025 Amounts Outstanding	March 31, 2025 Amounts Available
Sources of Credit
Private Placement Senior Notes	$674,215	—	$674,215	$—
Revolving Credit Facility (1)	1,100,000	16,694	34,750	1,048,556
Senior Public Notes	1,350,000	—	1,350,000	—
Total Sources of Credit	$3,124,215	$16,694	$2,058,965	$1,048,556
(1) At March 31, 2025, there were $16.7 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2025 are summarized below:
•On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation, STERIS Limited ("Limited"), and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100.0 million revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021.
•The Revolving Credit Agreement provides for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolving Credit Agreement may be increased in specified circumstances by up to $625.0 million in the discretion of the lenders. The Revolving Credit Agreement matures on the date that is five years after October 7, 2024, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Revolving Credit Facility bears interest from time to time, at either the Base Rate or the Relevant Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin is determined based on the Debt Rating of Parent, as defined in the Revolving Credit Agreement. Base Rate Advances are payable quarterly in arrears and Term Benchmark Advances are payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. There is no premium or penalty for prepayment of Base Rate Advances, but prepayments of Term Benchmark Advances are generally subject to a breakage fee. Advances may be extended in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”). Alternative Currency Advances are limited in the aggregate to the equivalent of $625.0 million.
•On April 1, 2021, FinCo completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of the FinCo’s 2.700% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of the FinCo’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, Parent, STERIS Corporation and Limited (the

“Guarantors”) and U.S. Bank National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis. The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year until their respective maturities.
•As of March 31, 2025, a total of $34.8 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2025. At March 31, 2025, we had $1,048.6 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2025, there was $16.7 million in letters of credit outstanding under the Credit Agreement.
Our outstanding Private Placement Senior Notes at March 31, 2025 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2025
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	64,967
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,656
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	58,212
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,573
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	38,807
Total Senior Notes			$674,215
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
•On March 19, 2021, STERIS Corporation as issuer, and Parent, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as issuer, and Parent, STERIS Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.

At March 31, 2025, we were in compliance with all financial covenants associated with our indebtedness. For additional information on our sources of funding and credit, refer to Note 8 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, cobalt-60, and information technology enhancements and research and development advances. During fiscal 2025, our capital expenditures amounted to $370.1 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2026, we plan to continue to invest in facility expansions, particularly within the Healthcare and AST segments and in ongoing maintenance for existing facilities.
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
Our material future cash obligations and commercial commitments as of March 31, 2025 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2026	2027	2028	2029	2030 and thereafter	Total
Material Future Cash Obligations:
Debt	$125,000	$114,967	$150,000	$124,867	$1,544,131	$2,058,965
Operating leases	41,391	32,753	32,753	17,533	82,663	207,093
Purchase obligations	122,466	19,725	—	—	—	142,191
Benefit payments under defined benefit plans	4,838	4,734	4,849	5,032	33,292	52,745
Trust assets available for benefit payments under defined benefit plans	(4,838)	(4,734)	(4,849)	(5,032)	(33,292)	(52,745)
Benefit payments under other post-retirement benefits plans	950	858	760	680	2,729	5,977
Total Material Future Cash Obligations	$289,807	$168,303	$183,513	$143,080	$1,629,523	$2,414,226
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

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2026	2027	2028	2029	2030 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	110,901	2,907	595	1,731	$388	$116,522
Letters of credit as security for self-insured risk retention policies	10,875	—	—	—	—	10,875
Total Commercial Commitments	$121,776	$2,907	$595	$1,731	$388	$127,397
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
Parent and its wholly-owned subsidiaries, Limited and STERIS Corporation, each have provided guarantees of the obligations of FinCo, a wholly-owned subsidiary issuer, under Senior Public Notes issued by FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of FinCo and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
All of the liabilities of non-guarantor direct and indirect subsidiaries of Parent, other than FinCo, Limited and STERIS Corporation, including any claims of trade creditors, are effectively senior to the Senior Public Notes.
FinCo’s main objective and source of revenues and cash flows is the provision of short- and long-term financing for the activities of Parent and its subsidiaries.
The ability of our subsidiaries to pay dividends, interest and other fees to FinCo and ability of FinCo and Guarantors to service the Senior Public Notes may be restricted by, among other things, applicable corporate and other laws and regulations as well as agreements to which our subsidiaries are or may become a party.
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
•upon the legal defeasance or covenant defeasance of the Senior Public Notes or the discharge of FinCo’s obligations under the Indenture in accordance with the terms of the Indenture;
•as described in accordance with the terms of the Indenture; or
•in the case of Parent, if the FinCo ceases for any reason to be a subsidiary of Parent; provided that all guarantees and other obligations of Parent in respect of all other indebtedness under any material credit facility of the Issuer terminate upon FinCo ceasing to be a subsidiary of Parent; and
•upon such Guarantor delivering to the trustee an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the Indenture relating to such transaction or release have been complied with.
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
The following tables present summarized results of operations for the year ended March 31, 2025 and summarized balance sheet information at March 31, 2025 and 2024 for the obligor group of the Senior Public Notes. The obligor group consists of Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
Twelve Months Ended
March 31,
(dollars in thousands)	2025

Revenues	$3,083,529
Gross profit	1,725,276
Operating costs arising from transactions with non-issuers and non-guarantors - net	715,398
Income from operations	906,855
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	662,771
Net income	$676,338

Summarized Balance Sheet Information
	At March 31,
(dollars in thousands)	2025	2024
Receivables due from non-issuers and non-guarantor subsidiaries	$19,931,477	$19,120,843
Other current assets	830,522	846,149
Total current assets	$20,761,999	$19,966,992

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,278,411	$1,797,274
Goodwill	297,209	292,559
Other non-current assets	632,555	642,240
Total non-current assets	$2,208,175	$2,732,073

Payables due to non-issuers and non-guarantor subsidiaries	$23,557,233	$21,415,901
Other current liabilities	333,726	289,047
Total current liabilities	$23,890,959	$21,704,948

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285,630	$598,730
Other non-current liabilities	2,060,771	3,247,978
Total non-current liabilities	$2,346,401	$3,846,708
Credit Ratings
STERIS's Senior Public Notes have been assigned the following credit ratings:

	Standard & Poor's	Moody's	Fitch
Credit Ratings (1)	BBB	Baa2	BBB
(1) Effective May 20, 2025
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2025, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable and believe we have adequately reserved for our current litigation and claims that are probable and estimable. In the event that the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. Further, we believe that the ultimate outcome of pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings. For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, and we may also have contractual indemnification rights against certain liabilities, but there can be no assurance that either will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. We record expected recoveries under applicable contracts when we are assured of recovery. Additional information regarding our commitments and contingencies is included in Note 12 to our consolidated financial statements titled, "Commitments and Contingencies."
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
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2025 projected benefit obligations and the fiscal 2025 net periodic benefit costs is as follows:

(dollars in thousands)	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Unfunded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2025
Benefit obligations:
Discount rate	4.80%	3.80%	1.10%	3.80%	2.82%	5.65%	5.00%
Assumptions used to determine fiscal 2025
Net periodic benefit costs:
Discount rate	5.80%	3.40%	1.10%	2.00%	2.20%	5.65%	5.00%
Expected return on plan assets	5.30%	3.40%	1.10%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2025 benefit costs by less than $0.2 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2025 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $7.4 million at March 31, 2025.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 8.5% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would impact the total service and interest cost components and the post retirement benefit obligation by less than $0.1 million as of March 31, 2025.
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
Many factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, those identified in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: (a) operating costs, pressure on pricing (including, without limitation, as a result of inflation), Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected and leading to erosion of profit margins; (b) STERIS’s ability to successfully integrate acquired businesses into its existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of such businesses; (c) changes in tax laws or interpretations or the adoption of certain income tax treaties in jurisdictions where we operate that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, or tariffs and/or other trade barriers; (d) the possibility that compliance with laws, court rulings, certifications, regulations, or other regulatory actions, or the outcome of any pending or threatened litigation, including the EO litigation, may delay, limit or prevent new product or service introductions, impact production, supply and/or marketing of existing products or services, result in uncovered costs, or otherwise affect STERIS’s performance, results, prospects or value; (e) the potential of international unrest, including military conflicts, economic downturn and effects of currency fluctuations; (f) the possibility of delays in receipt of orders, order cancellations, or the manufacture or shipment of ordered products; (g) the possibility that anticipated growth, performance or other results may not be achieved, or that timing, execution, impairments, or other issues associated with STERIS’s businesses, industry or initiatives may adversely impact STERIS’s performance, results, prospects or value; (h) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto by non-U.S. governments; (i) the possibility that anticipated financial results, anticipated revenue, productivity improvements, cost savings, growth synergies, and other anticipated benefits of acquisitions, restructuring efforts, and divestitures will not be realized or will be less than anticipated; (j) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs; (k) the effects of changes in credit availability and pricing, as well as the ability of STERIS and STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed; (l) the impacts of increasing competition within our industry, which may exert pressure on our pricing strategy or lead to decreasing demand for our products and services; (m) the effects on our operations resulting from labor-related issues, such as strikes, unsuccessful union negotiations and other workforce disruptions; (n) the possibility of economic downturns and recessions, which could negatively impact our business by reducing consumer and Customer spending.

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
INTEREST RATE RISK
As of March 31, 2025, we had $2,024.2 million in fixed rate senior notes outstanding. As of March 31, 2025, we had $34.8 million in outstanding borrowings under our Credit Agreement which are exposed to changes in interest rates. Based upon our debt structure at March 31, 2025, a hypothetical 100 basis point increase in floating interest rates would increase annual interest expense by approximately $0.3 million. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 8 to our consolidated financial statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 20 to our consolidated financial statements titled, “Reclassifications out of Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 30% of our revenues and 20% of our Cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2025, we held foreign currency forward contracts to buy 44.0 million British pounds sterling and 15.0 million euros, and to sell 13.0 million Australian dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our Cost of revenues. At March 31, 2025, we held commodity swap contracts to buy 592.4 thousand pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of STERIS plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Uncertain Tax Positions

As discussed in Note 10 to the consolidated financial statements, the Company received two notices of deficiency from the U.S. Internal Revenue Service (the “IRS”) regarding deemed dividend inclusions and associated withholding tax for fiscal year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50 million. The Company believes it is more-likely-than-not that they will be able to sustain the tax benefit recognized in the U.S. and has not recorded a liability for an uncertain tax position related to this matter.

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
/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2025

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

March 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$171,701	$207,020
Accounts receivable (net of allowances of $24,354 and $22,984, respectively)	1,043,961	1,008,315
Inventories, net	581,329	674,535
Prepaid expenses and other current assets	203,774	174,349
Current assets held for sale	—	804,904
Total current assets	2,000,765	2,869,123
Property, plant, and equipment, net	1,956,544	1,765,180
Lease right-of-use assets, net	156,388	173,201
Goodwill	4,095,678	4,070,712
Intangibles, net	1,854,390	2,119,282
Other assets	83,046	66,199
Total assets	$10,146,811	$11,063,697
Liabilities and equity
Current liabilities:
Accounts payable	$280,770	$251,723
Accrued income taxes	21,456	13,640
Accrued payroll and other related liabilities	192,677	164,831
Short-term lease obligations	34,202	31,239
Short term indebtedness	125,000	85,938
Accrued expenses and other	368,068	319,744
Current liabilities held for sale	—	64,012
Total current liabilities	1,022,173	931,127
Long-term indebtedness	1,918,701	3,120,162
Deferred income taxes, net	403,654	479,688
Long-term lease obligations	124,637	145,828
Other liabilities	61,889	71,546
Total liabilities	$3,531,054	$4,748,351
Commitments and contingencies (see Note 12)
Ordinary shares, with $0.001 par value; 500,000 shares authorized; 98,301 and 98,883 ordinary shares issued and outstanding, respectively	4,420,413	4,543,176
Retained earnings	2,475,330	2,087,645
Accumulated other comprehensive loss	(292,338)	(328,657)
Total shareholders’ equity	6,603,405	6,302,164
Noncontrolling interests	12,352	13,182
Total equity	6,615,757	6,315,346
Total liabilities and equity	$10,146,811	$11,063,697

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

Years Ended March 31,	2025	2024	2023

Revenues:
Product	$2,871,604	$2,763,954	$2,363,754
Service	2,587,911	2,374,747	2,172,512
Total revenues	5,459,515	5,138,701	4,536,266
Cost of revenues:
Product	1,514,275	1,516,082	1,271,363
Service	1,542,476	1,404,459	1,284,177
Total cost of revenues	3,056,751	2,920,541	2,555,540
Gross profit	2,402,764	2,218,160	1,980,726
Operating expenses:
Selling, general, and administrative	1,334,276	1,252,318	1,090,663
Research and development	107,648	103,679	98,477
Illinois EO litigation settlement	48,150	—	—
Restructuring expenses	46,049	26,045	485
Total operating expenses	1,536,123	1,382,042	1,189,625
Income from operations	866,641	836,118	791,101
Non-operating expenses, net:
Interest expense	86,261	144,351	107,956
Interest and miscellaneous (income) expense	(8,402)	(11,043)	2,879
Gain on sale of businesses and equity investment, net	(7,425)	—	—
Total non-operating expenses, net	70,434	133,308	110,835
Income from continuing operations before income tax expense	796,207	702,810	680,266
Income tax expense	184,650	149,530	124,069
Income from continuing operations, net of income tax	611,557	553,280	556,197
Income (loss) from discontinued operations, net of income tax	4,517	(173,201)	(450,384)
Net income	616,074	380,079	105,813
Less: Net income (loss) attributable to noncontrolling interests	1,433	1,840	(1,217)
Net income attributable to shareholders	$614,641	$378,239	$107,030

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$6.19	$5.58	$5.59
Discontinued Operations	$0.05	$(1.75)	$(4.52)
Total	$6.24	$3.83	$1.07

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$6.16	$5.55	$5.56
Discontinued Operations	$0.05	$(1.74)	$(4.49)
Total	$6.20	$3.81	$1.07

Cash dividends declared per ordinary share outstanding	$2.23	$2.03	$1.84
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

Years Ended March 31,	2025	2024	2023

Net income	$616,074	$380,079	$105,813
Less: Net income (loss) attributable to noncontrolling interests	1,433	1,840	(1,217)
Net income attributable to shareholders	$614,641	$378,239	$107,030

Other comprehensive income (loss)
Defined benefit plan changes (net of taxes of $(144), $(155), and $521, respectively)	149	(736)	(1,264)
Change in cumulative foreign currency translation adjustment	36,170	(7,211)	(109,638)
Total other comprehensive income (loss) attributable to shareholders	36,319	(7,947)	(110,902)
Comprehensive income (loss) attributable to shareholders	$650,960	$370,292	$(3,872)
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended March 31,	2025	2024	2023

Operating activities:
Net income	$616,074	$380,079	$105,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	476,215	565,244	552,897
Deferred income taxes	(76,546)	(131,412)	(185,913)
Share-based compensation expense	57,397	56,535	38,951
Loss on the disposal of property, plant, equipment, and intangibles, net	5,735	24,997	22,193
Loss on classification as held for sale	—	206,444	—
Loss (gain) on sale of businesses and investments, net	6,444	327	(67)
Amortization of inventory fair value adjustments	—	4,822	7,363
Goodwill impairment loss	—	—	490,565
Other items	(3,745)	12,316	(24,832)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(28,815)	(128,069)	(133,304)
Inventories, net	73,072	(37,450)	(123,921)
Other current assets	(50,272)	(1,552)	(24,086)
Accounts payable	33,589	(18,962)	53,342
Accruals and other, net	38,939	39,955	(22,054)
Net cash provided by operating activities	1,148,087	973,274	756,947
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(370,091)	(360,326)	(361,969)
Proceeds from the sale of property, plant, equipment, and intangibles	9,195	7,381	14,587
Proceeds from the sale of businesses	814,558	9,458	6,624
Proceeds from the sale of investments	—	3,882	—
Purchases of equity investments and convertible notes	(10,750)	(1,500)	—
Acquisition of businesses, net of cash acquired	(54,139)	(546,256)	(42,572)
Net cash provided by (used in) investing activities	388,773	(887,361)	(383,330)
Financing activities:
Payments on term loans	(638,125)	(60,000)	(156,875)
Payments on Private Placement Senior Notes	(80,000)	—	(91,000)
(Payments) proceeds under credit facilities, net	(446,304)	181,486	241,657
Deferred financing fees and debt issuance costs	(2,316)	—	—
Acquisition related deferred or contingent consideration	(355)	(6,242)	(1,471)
Repurchases of ordinary shares	(211,321)	(11,765)	(308,565)
Cash dividends paid to ordinary shareholders	(219,875)	(200,570)	(183,498)
Distributions to noncontrolling interest holders	(2,069)	(1,561)	(794)
Contributions from noncontrolling interest holders	2,532	2,994	—
Stock option and other equity transactions, net	25,469	10,472	1,828
Net cash used in financing activities	(1,572,364)	(85,186)	(498,718)
Effect of exchange rate changes on cash and cash equivalents	185	(2,064)	(14,862)
Decrease in cash and cash equivalents	(35,319)	(1,337)	(139,963)
Cash and cash equivalents at beginning of period	207,020	208,357	348,320
Cash and cash equivalents at end of period	$171,701	$207,020	$208,357
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2022	100,067	$4,742,920	$1,999,244	$(209,808)	$12,281	$6,544,637
Comprehensive income:
Net income (loss)	—	—	107,030	—	(1,217)	105,813
Other comprehensive loss	—	—	—	(110,902)	—	(110,902)
Repurchases of ordinary shares	(1,642)	(297,322)	(11,243)	—	—	(308,565)
Equity compensation programs and other	204	40,777	—	—	—	40,777
Cash dividends – $1.84 per ordinary share	—	—	(183,498)	—	—	(183,498)
Distributions to noncontrolling interest holders	—	—	—	—	(794)	(794)
Other changes in noncontrolling interest	—	—	—	—	(296)	(296)
Balance at March 31, 2023	98,629	4,486,375	1,911,533	(320,710)	9,974	6,087,172
Comprehensive income:
Net income	—	—	378,239	—	1,840	380,079
Other comprehensive loss	—	—	—	(7,947)	—	(7,947)
Repurchases of ordinary shares	(77)	(10,208)	(1,557)	—	—	(11,765)
Equity compensation programs and other	331	67,009	—	—	—	67,009
Cash dividends – $2.03 per ordinary share	—	—	(200,570)	—	—	(200,570)
Distributions to noncontrolling interest holders	—	—	—	—	(1,562)	(1,562)
Contributions from noncontrolling interest holders	—	—	—	—	2,994	2,994
Other changes in noncontrolling interest	—	—	—	—	(64)	(64)
Balance at March 31, 2024	98,883	$4,543,176	$2,087,645	$(328,657)	$13,182	$6,315,346
Comprehensive income:
Net income	—	—	614,641	—	1,433	616,074
Other comprehensive income	—	—	—	36,319	—	36,319
Repurchases of ordinary shares	(1,002)	(205,633)	(7,081)	—	—	(212,714)
Equity compensation programs and other	420	82,870	—	—	—	82,870
Cash dividends – $2.23 per ordinary share	—	—	(219,875)	—	—	(219,875)
Distributions to noncontrolling interest holders	—	—	—	—	(2,069)	(2,069)
Contributions from noncontrolling interest holders	—	—	—	—	2,532	2,532
Divestiture of joint venture interest	—	—	—	—	(2,639)	(2,639)
Other changes in noncontrolling interest	—	—	—	—	(87)	(87)
Balance at March 31, 2025	98,301	$4,420,413	$2,475,330	$(292,338)	$12,352	$6,615,757
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
Principles of Consolidation. We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate these financial statements. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's consolidated financial statements. Our reporting currency is United States Dollars (USD).
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale for the year ended March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 13 titled, "Business Segment Information."
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2025	2024	2023
Cash paid during the year for:
Interest	$89,401	$142,167	$108,470
Income taxes	273,611	271,274	254,661
Cash received during the year for income tax refunds	9,514	19,175	2,315
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2025, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During fiscal 2025, we recognized revenue of $65,056 that was included in our contract liability balance at the beginning of the period. During fiscal 2024, we recognized revenue of $66,690 that was included in our contract liability balance at the beginning of the period.
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
Refer to Note 9 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2025, the transaction price allocated to remaining performance obligations was approximately $1,658,025. We expect to recognize approximately 51% of the transaction price within one year and approximately 40% beyond one year. The remainder has yet to be scheduled for delivery.
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
Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, cobalt-60, and construction in progress. Property, plant, and equipment are presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.
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
We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	2-20
Information Systems	2-20
Cobalt-60	20
When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheet. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $7,160 and $7,094 for the years ended March 31, 2025 and 2024, respectively. Total interest expense for the years ended March 31, 2025, 2024, and 2023 was $86,261, $144,351, and $107,956, respectively.
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
Investments.  Investments in marketable securities are stated at fair value. Changes in the fair value of these investments are recorded in the Interest and miscellaneous (income) expense line of the Consolidated Statements of Income. Investments without readily determinable fair values are measured at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other assets on our Consolidated Balance Sheets.
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
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including intercompany transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues. We may also hold foreign currency forward contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within Selling, general, and administrative expenses or Cost of revenues in the accompanying Consolidated Statements of Income.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, general, and administrative expenses. We incurred $19,949, $25,474, and $21,668 of advertising costs during the years ended March 31, 2025, 2024, and 2023, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2025
ASU 2023-07 "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures."	November 2023	The standard provides guidance to enhance disclosures related to reportable segment expenses, including requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), the title and position of the CODM and a description of how the CODM uses the information to make decisions regarding the allocation of resources. The standard also requires disclosure of certain segment information currently required annually to be reported on an interim basis.	Fourth Quarter Fiscal 2025	We adopted this standard in fiscal 2025. Refer to Note 13 titled, "Business Segment Information" for enhanced disclosures.
Standards that have not yet been adopted.
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023	The standard provides guidance to enhance disclosures related to income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of income taxes paid (net of refunds received) by individual jurisdictions that represent greater than 5% of the total. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.	NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.
ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses."	November 2024
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

2. RESTRUCTURING
In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions are designed to enhance profitability and improve efficiency.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2025 and 2024 related to the Restructuring Plan:

Restructuring Plan
Years Ended March 31,	2025	2024
Severance and other compensation related costs	$29,030	$678
Lease and other contract termination and other costs	12,358	—
Product rationalization (1)	16,232	18,320
Accelerated depreciation and amortization and asset impairment	4,655	25,392
Total Restructuring Expense	$62,275	$44,390
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during fiscal 2025 and 2024 primarily related to actions taken in our Healthcare and AST segments. Total pre-tax restructuring expense of $106,665 has been recorded relating to the Restructuring Plan since inception, of which $34,552 has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan in fiscal 2026 are not expected to be significant.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

Restructuring Plan
Balance at March 31, 2024	$678
Fiscal 2025 charges	41,388
Payments	(23,695)
Balance at March 31, 2025	$18,371

3. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2025 Acquisitions
During fiscal 2025, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $54,139.
Purchase price allocations are based on the latest draft valuations and remain preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments and associated deferred taxes may be recorded during the remaining measurement period, not to exceed one year from closing.
Fiscal 2024 Acquisitions
On August 2, 2023 we purchased the surgical instrumentation, laparoscopic instrumentation and sterilization container assets from Becton, Dickinson and Company (NYSE: BDX) ("BD"). The acquired assets from BD were integrated into our Healthcare segment. The acquisition was accounted for as a business combination in accordance with ASC 805.
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
In addition to the acquisition of assets from BD, we completed two tuck-in acquisitions during fiscal 2024, which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $6,498, net of cash acquired.
Fiscal 2023 Acquisitions
During fiscal 2023, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $49,842, including contingent consideration of $7,269.
Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2025, 2024, and 2023 acquisitions.

	Fiscal Year 2025 (1)	Fiscal Year 2024	Fiscal Year 2023
	All Acquisitions	Other Acquisitions (Excluding BD)	All Acquisitions
Cash	$—	$417	$—
Accounts receivable	1,299	1,537	2,405
Inventory	1,228	654	12,342
Property, plant, and equipment	21,240	153	2,131
Lease right-of-use assets, net	4,571	—	667
Other assets	4,341	5	177
Intangible assets	15,913	2,940	30,185
Goodwill	10,610	2,503	4,863
Total assets	59,202	8,209	52,770
Current liabilities	(2,118)	(643)	(2,170)
Non-current liabilities	(2,945)	(651)	(473)
Total liabilities	(5,063)	(1,294)	(2,643)
Net assets	$54,139	$6,915	$50,127
(1) Purchase price allocation is preliminary as of March 31, 2025, as valuations have not been finalized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The deductible portion of goodwill for tax purposes recognized as a result of the fiscal 2025, 2024 and fiscal 2023 acquisitions was $425, $195,667 and $4,863, respectively.
Acquisition related transaction and integration costs totaled $11,159, $25,526, and $23,486 for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. Acquisition and integration expenses declined in fiscal 2025 as we completed the integration work associated with the fiscal 2024 acquisition of assets from BD and the fiscal 2023 acquisition of Cantel Medical which drove the higher level of spending in prior years. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
Divestitures
Fiscal 2025
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

4. DISCONTINUED OPERATIONS

On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787,500, subject to customary adjustments, and up to an additional $12,500 in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented, and we classified the Dental segment's assets and liabilities as held for sale as of March 31, 2024 in the accompanying Consolidated Balance Sheets. Due to the transaction closing in the first quarter of fiscal 2025, the held for sale assets and liabilities were classified as current as of March 31, 2024. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following tables summarize the major classes of assets and liabilities of the Dental segment that were classified as held for sale in the Consolidated Balance Sheets as of March 31, 2024:

2024
Assets
Assets held for sale:
Accounts receivable, net	$48,590
Inventories, net	89,345
Property, plant, and equipment, net	73,395
Lease right-of-use assets, net	22,822
Intangibles, net	770,731
Prepaid expenses and other assets	2,953
Loss accrued on classification as held for sale	(202,932)
Total assets held for sale	$804,904
Liabilities
Liabilities held for sale:
Accounts payable	$10,580
Accrued income taxes	433
Accrued payroll and other related liabilities	13,683
Lease obligations	23,722
Accrued expenses and other	15,594
Total liabilities held for sale	$64,012
The following table summarizes the major line items constituting income (loss) of discontinued operations associated with the Dental segment for the years ended March 31, 2025, 2024, and 2023:

Years Ended March 31,	2025	2024	2023

Revenues:
Product	$63,936	$407,027	$421,573
Cost of revenues:
Product	35,146	226,934	242,607
Gross profit:	28,790	180,093	178,966
Operating expenses:
Selling, general, and administrative	13,466	199,511	208,213
Goodwill impairment loss	—	—	490,565
Research and development	369	2,960	3,104
Income (loss) from operations (1)	14,955	(22,378)	(522,916)
Non-operating expenses (income), net	1	(10)	2
Pre-tax loss on sale (2)	(13,995)	(206,444)	—
Income (loss) before income tax expense	959	(228,812)	(522,918)
Income tax benefit	(3,558)	(55,611)	(72,534)
Income (loss) from discontinued operations, net of income tax	$4,517	$(173,201)	$(450,384)
(1) Income from operations for the year ended March 31, 2025 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
(2) Fiscal 2025 pre-tax loss on sale driven by sale price adjustments relating to working capital. Fiscal 2024 amount relates to accrued transaction costs and the estimated accrued loss included in held for sale as of March 31, 2024.

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
The effective income tax rates for the years ended March 31, 2025, 2024, and 2023 were (371.0)%, 24.3%, and 13.9%, respectively. Our fiscal 2025 tax rate was driven by favorable discrete items. In fiscal 2023, the impairment of goodwill impacted the operations in the United States and other locations by $441,643 and $48,922, respectively. Approximately $207,367 of this impairment was non-deductible.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

	2025	2024	2023
Operating activities of discontinued operations:
Depreciation, depletion, and amortization (1)	$—	$115,177	$130,367
Goodwill impairment loss	—	—	490,565
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(433)	$(9,150)	$(9,470)
(1) We concluded that the criteria to report assets held for sale was met on March 2, 2024, as such we did not depreciate or amortize related property, plant, equipment and intangible assets subsequent to this date.
5. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2025 and 2024 were as follows:

	Healthcare Segment	AST Segment	Life Sciences Segment	Total
Balance at March 31, 2023	2,301,273	1,396,134	181,812	3,879,219
Goodwill acquired	199,452	634	—	200,086
Measurement period adjustments to acquired goodwill	(2,573)	—	—	(2,573)
Foreign currency translation adjustments and other	2,758	(9,139)	361	(6,020)
Balance at March 31, 2024	$2,500,910	$1,387,629	$182,173	$4,070,712
Goodwill acquired	2,135	8,475	—	10,610
Measurement period adjustments to acquired goodwill	—	(517)	—	(517)
Divestiture	—	—	(11,560)	(11,560)
Foreign currency translation adjustments and other	6,263	19,855	315	26,433
Balance at March 31, 2025	$2,509,308	$1,415,442	$170,928	$4,095,678
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

During our annual reviews for fiscal 2025, 2024, and 2023, there were no indicators that impairment of goodwill or indefinite-lived intangible assets was more likely than not.
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
Information regarding our intangible assets is as follows:

	2025		2024
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$2,564,289	$1,067,385	$2,552,913	$863,662
Non-compete agreements	15,064	14,984	15,511	15,234
Patents and technology	480,303	294,059	516,457	278,492
Trademarks and tradenames	247,902	105,053	251,098	90,362
Supplier relationships	54,800	26,487	54,800	23,747
Total	$3,362,358	$1,507,968	$3,390,779	$1,271,497

Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2025 and March 31, 2024 was $14,250. We evaluate our indefinite-lived intangible assets annually during the third quarter or when evidence of potential impairment exists. No impairment was recognized for fiscal years 2025, 2024 or 2023.
Total amortization expense for intangible assets was $276,192, $268,319, and $259,676 for the years ended March 31, 2025, 2024, and 2023, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2026	2027	2028	2029	2030
Estimated amortization expense	$259,211	$253,126	$248,088	$245,921	$243,486
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2025 currency exchange rates.
6. INVENTORIES, NET
Components of our inventories are presented in the following table.

March 31,	2025	2024

Raw materials	$213,095	$245,942
Work in process	83,079	98,304
Finished goods	334,928	374,182
Reserve for excess and obsolete inventory	(49,773)	(43,893)
Inventories, net	$581,329	$674,535

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2025	2024
Land and land improvements (1)	$106,136	$90,134
Buildings and leasehold improvements	832,121	724,492
Machinery and equipment	1,205,410	1,075,082
Information systems	282,068	256,671
Radioisotope	749,780	692,642
Construction in progress (1)	512,142	500,106
Total property, plant, and equipment	3,687,657	3,339,127
Less: accumulated depreciation and depletion	(1,731,113)	(1,573,947)
Property, plant, and equipment, net	$1,956,544	$1,765,180
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $199,740, $181,722 and $165,019, for the years ended March 31, 2025, 2024, and 2023, respectively.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2023	$13,131
Liabilities incurred during the period	253
Liabilities settled during the period	(144)
Accretion expense and change in estimate	311
Foreign currency and other	107
Balance at March 31, 2024	$13,658
Liabilities incurred during the period	627
Liabilities settled during the period	(92)
Accretion expense and change in estimate	324
Foreign currency and other	(145)
Balance at March 31, 2025	$14,372

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

8. DEBT
Indebtedness as of March 31, 2025 and 2024 was as follows:

	March 31, 2025	March 31, 2024

Short-term debt
Term loan, current portion	$—	$41,250
Delayed draw term loan, current portion	—	44,688
Private Placement Senior Notes	125,000	—
Total short-term debt	$125,000	$85,938

Long-term debt
Private Placement Senior Notes	$549,215	$751,433
Revolving Credit Facility	34,750	484,529
Deferred financing costs	(15,264)	(17,988)
Term loan	—	3,750
Delayed draw term loan	—	548,438
Senior Public Notes	1,350,000	1,350,000
Total long-term debt	$1,918,701	$3,120,162
Total debt	$2,043,701	$3,206,100
Revolving Credit Facility
On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation, STERIS Limited ("Limited"), and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100,000 revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021.
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
As of March 31, 2025 a total of $34,750 of borrowings were outstanding under the Revolving Credit Facility, based on currency exchange rates as of March 31, 2025.
Term Loan and Delayed Draw Term Loan
On March 19, 2021, Parent, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Term Loan Agreement”) providing for a $550,000 term loan facility, which replaced an existing term loan agreement, dated as of November 18, 2020. Also on March 19, 2021, Parent, STERIS Corporation, Limited, and FinCo, each as a borrower and guarantor, entered into a delayed draw term loan agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Delayed Draw Term Loan Agreement”) providing for a delayed draw term loan facility of up to $750,000 in connection with STERIS’s acquisition of Cantel Medical. The Company used the proceeds

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

from the divestiture of the Dental segment to repay all outstanding amounts under the Term Loan Agreement and Delayed Draw Term Loan Agreement and such agreements expired on their terms.
Senior Public Notes
On April 1, 2021, FinCo completed an offering of $1,350,000 in aggregate principal amount, of its senior notes in two separate tranches: (i) $675,000 aggregate principal amount of FinCo’s 2.700% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675,000 aggregate principal amount of FinCo’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021, among FinCo, as the issuer, Parent, STERIS Corporation and Limited (together Parent, STERIS Corporation and Limited, the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee. Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis. The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year until their respective maturities.
Private Placement Senior Notes
Our outstanding Private Placement Senior Notes at March 31, 2025 and 2024 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2025	U.S. Dollar Value at March 31, 2024
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	—	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	64,967	64,708
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	21,656	21,569
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	58,212	56,799
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	20,573	20,491
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	38,807	37,866
Total Senior Notes			$674,215	$751,433
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
On March 19, 2021, STERIS Corporation as issuer, and Parent, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) per the 2012 and 2013 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

“2015 Amendment”). Also on March 19, 2021, Limited, as issuer, and Parent, STERIS Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.
At March 31, 2025, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2026	$125,000
2027	114,967
2028	150,000
2029	124,867
2030 and thereafter	1,544,131
Total	$2,058,965

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

9. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2025	2024
Accrued payroll and other related liabilities:
Compensation and related items	$69,752	$48,152
Accrued vacation/paid time off	16,214	16,140
Accrued bonuses	66,499	61,669
Accrued employee commissions	37,435	35,980
Other post-retirement benefits obligations-current portion	950	994
Other employee benefit plans' obligations-current portion	1,827	1,896
Total accrued payroll and other related liabilities	$192,677	$164,831
Accrued expenses and other:
Deferred revenues	$57,502	$70,460
Service liabilities	107,755	92,590
Self-insured and related risk reserves-current portion	15,055	13,303
Illinois EO litigation settlement(1)	48,150	—
Accrued dealer commissions	32,074	33,277
Accrued warranty	16,340	15,388
Asset retirement obligation-current portion	559	510
Accrued interest	7,814	11,109
Other	82,819	83,107
Total accrued expenses and other	$368,068	$319,744
Other liabilities:
Self-insured risk reserves-long-term portion	$24,015	$21,646
Other post-retirement benefits obligations-long-term portion	4,828	5,159
Defined benefit pension plans obligations-long-term portion	3,313	2,727
Other employee benefit plans obligations-long-term portion	1,328	1,321
Accrued long-term income taxes	1,880	6,508
Asset retirement obligation-long-term portion	13,813	13,148
Other	12,712	21,037
Total other liabilities	$61,889	$71,546
(1) Pursuant to the terms of our settlement agreement, settlement funds have been deposited into escrow. The corresponding escrow asset is included in the Prepaid expenses and other current assets line of our Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

10. INCOME TAXES
The total provision for income taxes can be reconciled to the tax computed at the Ireland statutory tax rate as follows:

Years Ended March 31,	2025	2024	2023
National statutory tax rate	12.5%	12.5%	12.5%
Change in accruals for uncertain tax positions	(0.1)%	—%	—%
U.S. state and local taxes, net of federal income tax expense (benefit)	2.8%	2.2%	(1.1)%
Change in valuation allowances	0.7%	0.9%	—%
U.S. research and development credit	(0.6)%	(0.7)%	(0.4)%
U.S. foreign income tax credit	(0.7)%	(0.9)%	(0.8)%
Difference in non-Ireland tax rates	9.9%	8.5%	8.9%
U.S. federal audit adjustments	(0.3)%	0.1%	—%
Excess tax benefit for equity compensation	(0.8)%	(0.7)%	(0.6)%
Tax rate changes on deferred tax assets and liabilities	—%	(0.3)%	—%
U.S. tax reform impact, GILTI and FDII	(0.3)%	(0.2)%	(0.3)%
All other, net	0.1%	(0.1)%	—%
Total Provision for Income Taxes	23.2%	21.3%	18.2%
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
We operate a global financing structure using a wholly-owned financing company domiciled in Ireland, FinCo, which has a material impact on the relative amount of income before income taxes by geography. In each of the years presented, FinCo contributed more than 90% of the pre-tax income of Ireland operations. Its activities are driven by funding needs for acquisitions, capital investments, and working capital. A significant majority of FinCo’s income before income taxes during the years presented was driven by loans to our operations in the United States in response to such funding needs.
Significant transactions not indicative of operating trends that impacted the amount of income before income taxes by geography and resulting provision for income tax and effective tax rate include:

•In fiscal 2025, income from continuing operations before income taxes, in the United States and Other locations, was impacted by $62,275 of expenses associated with restructuring. This resulted in approximately $6,049 of an increase to our valuation allowance in Other locations.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Income from continuing operations before income taxes of our domestic and foreign operations based on the geographic locations of our operations was as follows:

Years Ended March 31,	2025	2024	2023

United States operations	$559,498	$491,890	$451,901
Ireland operations	62,515	51,510	62,664
Other locations operations	174,194	159,410	165,701
	$796,207	$702,810	$680,266
The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2025	2024	2023

Current:
United States federal	$145,178	$133,498	$128,793
United States state and local	32,359	26,230	31,073
Ireland	12,885	7,639	8,837
Other locations	51,280	51,283	59,422
	241,702	218,650	228,125
Deferred:
United States federal	(43,096)	(43,484)	(39,030)
United States state and local	(5,036)	(11,222)	(43,843)
Ireland	(588)	(923)	(864)
Other locations	(8,332)	(13,491)	(20,319)
	(57,052)	(69,120)	(104,056)
Total Provision for Income Taxes	$184,650	$149,530	$124,069
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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2025	2024
Unrecognized Tax Benefits Balance at April 1	$2,150	$2,230
Increases for tax provisions of current year	—	—
Decreases for tax provisions of prior year	(339)	(80)
Unrecognized Tax Benefits Balance at March 31	$1,811	$2,150
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2025 and 2024, we had $70 and $143 accrued for interest and penalties, respectively. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $1,880. The decrease in unrecognized tax benefits from prior year is due to the expiration of old positions. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or other matters.
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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12,000 for the fiscal years 2016 through 2020, materially all of which has been paid through March 31, 2025.
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
We estimate that the tax benefit from our Costa Rica Tax Holiday is $5,300 (or $0.05 per fully diluted share), annually. The Tax Holiday runs fully exempt from income tax through 2031.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2025 and 2024 were as follows:

March 31,	2025	2024

Deferred Tax Assets:
Post-retirement benefit accrual	$1,388	$1,480
Compensation	29,684	19,582
Net operating loss carryforwards	35,546	37,096
Accrued expenses	13,768	13,667
Insurance	2,126	2,817
Illinois EO Litigation Settlement	12,022	—
Deferred income	24,092	20,393
Bad debt	3,764	3,868
Research & experimental expenditures	40,476	28,347
Operating leases (1)	37,583	47,625
Foreign tax credit carryforwards	8,144	32,137
Other	16,037	21,258
Deferred Tax Assets	224,630	228,270
Less: Valuation allowance	30,607	26,374
Total Deferred Tax Assets	194,023	201,896
Deferred Tax Liabilities:
Depreciation and depletion	96,995	92,358
Operating leases (1)	36,610	46,657
Intangibles	440,988	518,814
Pension	3,795	3,889
Other	2,563	2,559
Total Deferred Tax Liabilities	580,951	664,277
Net Deferred Tax Liabilities	$(386,928)	$(462,381)
(1) For more information regarding our operating leases, see Note 12 titled, "Commitments and Contingencies."
At March 31, 2025, we had U.S. federal operating loss carryforwards of $7,179, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $124,540. Although the majority of the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2026 and 2046. In addition, we have recorded pre-valuation allowance tax benefits of $2,211 related to U.S. state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2026 and 2046. At March 31, 2025, we had $10,462 of pre-valuation allowance tax credit carryforwards of which there are no offsets of deferred tax liabilities related to German branches of a U.S. subsidiary remaining. These credit carryforwards can be used through fiscal 2034.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $30,607 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2025 by $4,233.
Other than the tax expense previously recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $2,400,000 at March 31, 2025.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on BEPS, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax (GloBE), which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the global minimum tax. The global minimum tax rules were effective from our fiscal year beginning April 1, 2024. We do not expect the impact to be material to the Company's consolidated financial statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2025 and 2024, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2025	2024	2025	2024
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$96,375	$93,640	$6,153	$7,191
Service cost	719	659	—	—
Interest cost	4,239	4,120	281	313
Actuarial gain	(9,119)	(140)	(578)	(441)
Benefits and expenses	(4,602)	(4,327)	(78)	(910)
Employee contributions	961	1,028	—	—
Curtailments/settlements	4	(355)	—	—
Impact of foreign currency exchange rate changes	2,099	1,750	—	—
Benefit Obligations at End of Year	90,676	96,375	5,778	6,153
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	113,913	107,089	—	—
Actual return on plan assets	(4,876)	3,043	—	—
Employer contributions	1,227	5,253	78	910
Employee contributions	961	1,028	—	—
Benefits and expenses paid	(4,498)	(4,280)	(78)	(910)
Curtailments/settlements	—	(324)	—	—
Impact of foreign currency exchange rate changes	2,565	2,104	—	—
Fair Value of Plan Assets at End of Year	109,292	113,913	—	—
Funded Status of the Plans	$18,616	$17,538	$(5,778)	$(6,153)
Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2025	2024	2025	2024

Non-current assets	$21,929	$20,265	$—	$—
Current liabilities	—	—	(950)	(994)
Non-current liabilities	(3,313)	(2,727)	(4,828)	(5,159)
Net assets (liabilities)	$18,616	$17,538	$(5,778)	$(6,153)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) at March 31, 2025, was approximately $4,007 and $(599), respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2025 and 2024:

	Defined Benefit Pension Plans
	2025	2024
Aggregate fair value of plan assets	$109,292	$113,913
Aggregate accumulated benefit obligations	90,676	96,375
Aggregate projected benefit obligations	90,676	96,375

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2025	2024	2023	2025	2024	2023
Service cost	$719	$659	$1,276	$—	$—	$—
Interest cost	4,239	4,120	3,054	281	313	256
Expected return on plan assets	(4,911)	(6,051)	(3,817)	—	—	—
Prior service cost recognition	44	47	48	—	—	—
Net amortization and deferral	33	15	19	132	209	329
Curtailments/settlements	—	(1)	(49)	—	—	—
Net periodic benefit (credit) cost	$124	$(1,211)	$531	$413	$522	$585
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$552	$2,562	$1,716	$578	$441	$807
Amortization of prior service credit	(93)	(102)	(263)	—	—	—
Amortization of net loss	34	10	—	(132)	(209)	(329)
Total recognized in other comprehensive loss (income)	493	2,470	1,453	446	232	478
Total recognized in total benefits cost and other comprehensive loss (income)	$617	$1,259	$1,984	$859	$754	$1,063

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2025	2024
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	4.80%	4.80%
Isotron BV Pension Plan	3.80%	3.40%
Synergy Health Daniken AG	1.10%	1.50%
Synergy Health Radeberg	3.80%	3.80%
Synergy Health Allershausen	2.82%	3.50%
Harwell Dosimeters Ltd Retirement Benefits Scheme	5.65%	4.80%
Other post-retirement plan	5.00%	5.00%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2025	2024	2023
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	5.80%	4.70%	2.80%
Isotron BV Pension Plan	3.40%	3.70%	1.80%
Synergy Health Daniken AG	1.10%	1.50%	2.05%
Synergy Health Radeberg	2.00%	2.00%	2.00%
Synergy Health Allershausen	2.20%	2.20%	2.20%
Harwell Dosimeters Ltd Retirement Benefits Scheme	5.65%	4.85%	4.80%
Other post-retirement plan	5.00%	4.75%	3.25%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	5.30%	6.10%	3.20%
Isotron BV Pension Plan	3.40%	3.70%	1.80%
Synergy Health Daniken AG	1.10%	1.50%	1.95%
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

	2025	2024	2023
Healthcare cost trend rate – medical	8.50%	7.50%	7.50%
Healthcare cost trend rate – prescription drug	8.50%	7.50%	7.50%
Long-term healthcare cost trend rate	4.50%	4.50%	4.50%
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
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2025, the targeted allocation for the plans were approximately 30% equity investments and 70% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2025 and 2024 by asset category is as follows:

	Fair Value Measurements at March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$376	$376	$—	$—
Insured annuities	9,934	—	9,934	—
Insurance contracts	6,931	—	—	6,931
Common and collective trusts valued at net asset value:
Equity security trusts	39,764	—	—	—
Debt security trusts	52,287	—	—	—
Total Plan Assets	$109,292	$376	$9,934	$6,931

	Fair Value Measurements at March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$372	$372	$—	$—
Insured annuities	10,468	—	10,468	—
Insurance contracts	6,110	—	—	6,110
Common and collective trusts valued at net asset value:
Equity security trusts	37,190	—	—	—
Debt security trusts	59,773	—	—	—
Total Plan Assets	$113,913	$372	$10,468	$6,110
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2025 due to the following:

Insurance contracts
Balance at March 31, 2023	$5,387
Gains (losses) related to assets still held at year-end	28
Transfers into Level 3	631
Foreign currency	64
Balance at March 31, 2024	$6,110
Gains (losses) related to assets still held at year-end	100
Transfers into Level 3	607
Foreign currency	114
Balance at March 31, 2025	$6,931
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We anticipate fiscal 2026 contributions to approximate those of fiscal 2025.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2025, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2026	$4,838	$950
2027	4,734	858
2028	4,849	760
2029	5,032	680
2030	5,275	606
2031 and thereafter	28,017	2,123
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $270 and $339, during fiscal 2025 and fiscal 2024, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain 401(k) defined contribution plans for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $1,406,483 at March 31, 2025. At March 31, 2025, the U.S. plan held 380,895 STERIS ordinary shares with a fair value of $86,330. We paid dividends of $897, $915, and $886 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2025, 2024, and 2023, respectively. We contributed approximately $44,676, $39,600, and $36,564, to the defined contribution plans for the years ended March 31, 2025, 2024, and 2023, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in Accrued expenses and other. The aggregate value of the assets was $1,120 and $1,129 at March 31, 2025 and March 31, 2024, respectively. Realized gains and losses on these investments are recorded in Interest income and miscellaneous expense (income) within Non-operating expenses, net on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in Accumulated other comprehensive income (loss) on our accompanying Consolidated Balance Sheets.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable and believe we have adequately reserved for our current litigation and claims that are probable and estimable. In the event that the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. Further, we believe that the ultimate outcome of pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings. For certain types of claims, we presently maintain insurance coverage for bodily injury and third party property damage and other liability coverages in amounts and with retentions and deductibles that we believe are prudent, and we may also have contractual indemnification rights against certain liabilities, but there can be no assurance that either will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. We record expected recoveries under applicable contracts when we are assured of recovery.
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
Illinois EO Litigation Settlement
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
On March 3, 2025, the Company entered into binding confidential Term Sheets with plaintiffs’ counsel, as well as settlement agreements with several plaintiffs which were at the time scheduled for trial in fiscal 2026. The Term Sheets and the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

settlement agreements are expected to lead to resolution of substantially all of the claims for personal injury related to EO that are currently pending in the Circuit Court of Cook County, Illinois.
Pursuant to the Term Sheets, the Company has entered into and expects to enter into additional settlement agreements to pay up to $48,150 to settle claims. We recorded a charge for this amount, the liability for which is included in the Accrued expenses and other line within our Consolidated Balance Sheets. None of the Term Sheets nor any such settlement agreements are an admission of liability or that emissions from the Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas. The Term Sheets call for establishment of a claims administration process that includes guidelines and procedures for administering individual settlements, which process is expected to continue through the fourth quarter of fiscal 2026.
The Company may exercise walkaway rights with respect to the claims covered by the Term Sheets if certain agreed terms are not fulfilled, including if a substantial majority of plaintiffs in such cases do not agree to settle or are disqualified under the applicable terms or the resulting settlements are ultimately not approved by the court. In the event it exercises its walkaway rights, the Company is prepared to continue to defend itself in the litigation and reserves all legal and factual defenses against such claims.
Additional Information
For additional information regarding these matters, see the risks and uncertainties described under the titles "product and service related regulations and claims" and "business and operational risks" in Item 1A. of this Annual Report on Form 10-K.
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
As of March 31, 2025 and 2024, our commercial commitments totaled $127,396 and $110,402, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $10,875 and $9,975 of the March 31, 2025 and 2024 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2025, we had minimum purchase commitments with suppliers for raw material purchases totaling $64,263. As of March 31, 2025, we also had commitments of $77,927 for long term construction contracts.
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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in Property, plant, and equipment, net and the liabilities are included in Other liabilities. For finance leases, we recognize interest expense using the effective interest method, and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2025 and for the twelve-month period then ended.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The components of operating lease expense recognized in income from continuing operations in the consolidated statements of income are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Fixed operating lease expense	$46,482	$41,330	$39,473
Variable operating lease expense	21,299	24,441	18,581
Total operating lease expense	$67,781	$65,771	$58,054

Supplemental cash flow information related to operating leases is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$46,541	$46,946	$45,249
Right-of-use assets obtained in exchange for operating lease obligations, net	$29,821	$24,668	$53,099

Maturities of lease liabilities at March 31, 2025 are as follows:

March 31, 2025
2026	$41,391
2027	32,753
2028	32,753
2029	17,533
2030 and thereafter	82,663
Total operating lease payments	207,093
Less imputed interest	48,254
Total operating lease liabilities	$158,839
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2025 foreign currency exchange rates.
Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2025	2024
Weighted-average remaining lease term of operating leases	9.1 years	9.9 years

Weighted-average discount rate of operating leases	4.5%	4.4%

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
Our chief operating decision maker ("CODM") is our President and Chief Executive Officer ("CEO"). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment and uses this information to assess performance and allocate resources. This information includes Revenues and Cost of revenues; Selling, general, and administrative expenses; and Research and development expenses for each reportable segment.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three years ended March 31, 2025, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Information regarding our segments is presented in the following tables.

Year Ended March 31, 2025
	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,878,671	$1,038,573	$542,271	$—	$5,459,515

Segment expenses
Cost of revenues	2,204,084	516,704	243,714
Selling, general, and administrative	609,974	52,485	59,755
Research and development	93,092	3,808	9,361
Total income from operations before adjustments	$971,521	$465,576	$229,441	$(399,033)	$1,267,505
Less: Adjustments
Amortization of acquired intangible assets (1)					273,784
Acquisition and integration related charges (2)					11,159
Tax restructuring costs (3)					54
Amortization of inventory and property "step up" to fair value (1)					5,442
Restructuring charges (4)					62,275
Illinois EO litigation settlement (5)					48,150
Total income from operations					$866,641

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Year Ended March 31, 2024
	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,613,019	$953,980	$571,702	$—	$5,138,701

Segment expenses
Cost of revenues	2,083,850	458,397	283,880
Selling, general, and administrative	568,040	51,698	58,218
Research and development	89,771	4,141	8,255
Total income from operations before adjustments	$871,358	$439,744	$221,349	$(348,497)	$1,183,954
Less: Adjustments
Amortization of acquired intangible assets (1)					266,420
Acquisition and integration related charges (2)					25,526
Tax restructuring costs (3)					620
Net loss on divestiture of businesses (1)					873
Amortization of inventory and property "step up" to fair value (1)					10,032
Restructuring charges (4)					44,365
Total income from operations					$836,118

Year Ended March 31, 2023
	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,085,131	$914,431	$536,704	$—	$4,536,266

Segment expenses
Cost of revenues	1,788,174	436,682	266,458
Selling, general, and administrative	506,262	43,804	52,608
Research and development	84,675	4,925	7,413
Total income from operations before adjustments	$706,020	$429,020	$210,225	$(264,974)	$1,080,291
Less: Adjustments
Amortization of acquired intangible assets (1)					256,355
Acquisition and integration related charges (2)					23,486
Tax restructuring costs (3)					661
Gain on fair value adjustment of acquisition related contingent consideration (1)					(3,100)
Net loss on divestiture of businesses (1)					(67)
Amortization of inventory and property "step up" to fair value (1)					11,370
Restructuring charges (4)					485
Total income from operations					$791,101

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 titled, "Business Acquisitions and Divestitures"
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to Note 2 titled, "Restructuring".
(5) For more information regarding our Illinois EO litigation settlement, refer to Note 12 titled, "Commitments and Contingencies".
Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments.
Individual facilities, equipment, and intellectual properties are utilized by both the Healthcare and Life Sciences segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of the Healthcare and Life Sciences segments. Therefore, their respective amounts are reported together.

March 31,	2025	2024
Assets
Healthcare and Life Sciences	$6,806,442	$7,055,576
AST	3,340,369	3,203,217
Assets excluding assets held for sale	$10,146,811	$10,258,793

Years Ended March 31,	2025	2024	2023
Capital Expenditures
Healthcare and Life Sciences	$142,845	$114,164	$98,585
AST	227,246	237,012	253,914
Total Capital Expenditures	$370,091	$351,176	$352,499
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$334,212	$322,244	$306,377
AST	142,003	127,823	116,153
Total Depreciation, Depletion, and Amortization	$476,215	$450,067	$422,530
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

March 31,	2025	2024
Property, Plant, and Equipment, Net
Ireland	$74,901	$68,603
United States	1,008,712	1,009,979
Other locations	872,931	686,598
Property, Plant, and Equipment, Net	$1,956,544	$1,765,180

Years Ended March 31,	2025	2024	2023
Revenues:
Ireland	$107,321	$82,695	$74,292
United States	4,007,622	3,751,437	3,254,373
Other locations	1,344,572	1,304,569	1,207,601
Total Revenues	$5,459,515	$5,138,701	$4,536,266

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Years Ended March 31,	2025	2024	2023
Healthcare:
Capital equipment	$1,037,200	$1,091,537	$896,590
Consumables	1,396,031	1,248,424	1,050,316
Service	1,445,440	1,273,058	1,138,225
Total Healthcare Revenues	$3,878,671	$3,613,019	$3,085,131
AST:
Capital equipment	$30,946	$14,519	$26,460
Service	1,007,627	939,461	887,971
Total AST Revenues	$1,038,573	$953,980	$914,431
Life Sciences:
Capital equipment	$117,534	$155,520	$147,420
Consumables	286,656	251,580	241,114
Service	138,081	164,602	148,170
Total Life Sciences Revenues	$542,271	571,702	536,704
Total Revenues	$5,459,515	$5,138,701	$4,536,266

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

Years ended March 31,	2025	2024	2023
Denominator (shares in thousands):
Weighted average shares outstanding—basic	98,575	98,787	99,706
Dilutive effect of share equivalents	494	572	540
Weighted average shares outstanding and share equivalents—diluted	99,069	99,359	100,246
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2025	2024	2023
Number of ordinary share options (shares in thousands)	671	606	578
Additional Authorized Shares
The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
15. REPURCHASES OF ORDINARY SHARES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500,000 (exclusive of fees, commissions, and other charges). As of March 31, 2025, there was $300,000 (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During fiscal 2025, we repurchased 907,158 of our ordinary shares for the aggregate amount of $200,000 (exclusive of fees, commissions, and other charges) pursuant to authorizations under the share repurchase program. During fiscal 2024, we had no share repurchase activity pursuant to share repurchase program authorizations. During fiscal 2023, we repurchased 1,563,983 of our ordinary shares for the aggregate amount of $295,000 (net of fees and commissions) pursuant to the authorizations under the share repurchase program.
During fiscal 2025, we obtained 94,577 of our ordinary shares in the aggregate amount of $11,303 in connection with share-based compensation award programs. During fiscal 2024, we obtained 76,645 of our ordinary shares in the aggregate amount of $11,765 in connection with share-based compensation award programs. During fiscal 2023, we obtained 79,169 of our ordinary shares in the aggregate amount of $13,534 in connection with share-based compensation award programs.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of March 31, 2025, 2,647,200 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2025, fiscal 2024 and fiscal 2023:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Risk-free interest rate	4.21%	3.59%	2.44%
Expected life of options	6.1 years	6.0 years	5.9 years
Expected dividend yield of stock	0.94%	1.08%	0.80%
Expected volatility of stock	28.42%	27.92%	24.49%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.07%, 2.22% and 2.54% was applied in fiscal 2025, 2024 and 2023 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2024	1,869,871	$168.22
Granted	217,426	250.76
Exercised	(248,263)	109.27
Forfeited	(13,815)	236.93
Outstanding at March 31, 2025	1,823,883	$185.51	5.8 years	$85,349
Exercisable at March 31, 2025	1,276,312	$163.48	4.7 years	$83,402
We estimate that 540,180 of the non-vested stock options outstanding at March 31, 2025 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $226.65 closing price of our ordinary shares on March 31, 2025 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes, and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2025, 2024 and 2023 was $30,731, $18,177 and $6,502, respectively. Net cash proceeds from the exercise of stock options were $25,469, $10,472 and $1,828 for the years ended March 31, 2025, 2024 and 2023, respectively. The tax benefit from stock option exercises was $7,581, $5,470 and $4,945 for the years ended March 31, 2025, 2024 and 2023, respectively.
The weighted average grant date fair value of stock option grants was $67.81, $54.60 and $50.72 for the years ended March 31, 2025, 2024 and 2023, respectively.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2024	463,381	28,348	$200.04
Granted	164,530	17,159	228.38
Vested	(134,383)	(13,375)	186.50
Forfeited	(44,397)	(2,577)	208.82
Non-vested at March 31, 2025	449,131	29,555	$214.21
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units at the time of grant that vested during fiscal 2025 was $27,728.
As of March 31, 2025, there was a total of $51,059 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.6 years.

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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2025	2024	2023
Balance, Beginning of Year	$15,388	$13,394	$13,892
Warranties issued during the period	19,175	18,051	13,195
Settlements made during the period	(18,223)	(16,057)	(13,693)
Balance, End of Year	$16,340	$15,388	$13,394
18. DERIVATIVES AND HEDGING
We utilize foreign currency forward contracts to hedge a portion of our monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. Within each fiscal year, we also utilize foreign currency forward contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. Further, we utilize commodity swap contracts to hedge price changes in nickel that impact raw materials included in our Cost of revenues.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. We do not use derivative financial instruments for speculative purposes.
At March 31, 2025, we held foreign currency forward contracts to buy 44.0 million British pounds sterling and 15.0 million euros; and to sell 13.0 million Australian dollars. At March 31, 2025, we held commodity swap contracts to buy 592.4 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Prepaid & Other	$90	$208	$—	$—
Accrued expenses and other	—	—	566	1,014
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2025	2024	2023
Foreign currency forward contracts	Selling, general, and administrative	$1,979	$1,272	$5,036
Commodity swap contracts	Cost of revenues	(200)	(1,611)	(3,630)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

19. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2025 and March 31, 2024:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Cash and cash equivalents	$171,701	$207,020	$171,701	$207,020	$—	$—	$—	$—
Forward and swap contracts (1)	90	208	—	—	90	208	—	—
Equity investments (2)	1,120	4,767	1,120	4,767	—	—	—	—
Other investments	2,977	2,902	2,977	2,902	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$566	$1,014	$—	$—	$566	$1,014	$—	$—
Deferred compensation plans (2)	1,194	1,186	1,194	1,186	—	—	—	—
Total debt (3)	2,043,701	3,206,100	—	—	1,756,530	2,895,784	—	—
Contingent consideration obligations (4)	3,182	11,000	—	—	—	—	3,182	11,000
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest income and miscellaneous (income) expense line of the Consolidated Statements of Income. During fiscal 2025 and fiscal 2024, we recorded gains (losses) of $906 and $1,060, respectively, related to these investments.
(3) We estimate the fair value of our debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(4) As of March 31, 2025 and 2024, we had contingent consideration obligations of $3.2 million and $11.0 million arising from prior year acquisitions, respectively. During fiscal 2025, we recorded an adjustment to reduce the fair value of contingent consideration liabilities based on a change in the likelihood of payment. This amount was offset by the impairment of related Patents and Technology intangibles assets and recorded net in the Selling, general, and administrative expenses line of the Consolidated Statements of Income.
As of March 31, 2025, we also held $14.3 million of other investments without readily determinable fair values measured at cost and classified as level 3. These investments are included in Other assets on the Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

20. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2025, 2024 and 2023 were as follows:

	Defined Benefit Plans (1)			Foreign Currency Translation			Total Accumulated Other Comprehensive Loss
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Beginning Balance	$(724)	$12	$1,276	$(327,933)	$(320,722)	$(211,084)	$(328,657)	$(320,710)	$(209,808)
Other Comprehensive Income (Loss) before reclassifications	447	615	(799)	9,153	(7,211)	(109,638)	9,600	(6,596)	(110,437)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(298)	(1,351)	(465)	27,017	—	—	26,719	(1,351)	(465)
Net current-period Other Comprehensive Income (Loss)	149	(736)	(1,264)	36,170	(7,211)	(109,638)	36,319	(7,947)	(110,902)
Ending Balance	$(575)	$(724)	$12	$(291,763)	$(327,933)	$(320,722)	$(292,338)	$(328,657)	$(320,710)
(1) The amortization (gain) of defined benefit plan costs is reported in the Interest income and miscellaneous expense (income) line of our Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2025
Deducted from asset accounts:
Allowance for credit losses (1)	$22,984	$9,109		$(140)	(3)	$(7,599)	(4)	$24,354
Inventory valuation reserve	43,893	5,566	(2)	314	(3)	—		49,773
Deferred tax asset valuation allowance	26,374	7,537		(425)	(3)	(2,879)		30,607
Recorded within liabilities:
Casualty loss reserves	$30,736	$8,400		$427		$(4,622)		$34,941
Year ended March 31, 2024
Deducted from asset accounts:
Allowance for credit losses (1)	$19,284	$11,240		$(96)	(3)	$(7,444)	(4)	$22,984
Inventory valuation reserve	35,601	8,204	(2)	88	(3)	—		43,893
Deferred tax asset valuation allowance	20,315	6,765		52	(3)	(758)		26,374
Recorded within liabilities:
Casualty loss reserves	$30,437	$7,884		$(2,389)		$(5,196)		$30,736
Year ended March 31, 2023
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$19,875	$6,991		$247	(3)	$(7,829)	(4)	$19,284
Inventory valuation reserve	22,617	12,652	(2)	332	(3)	—		35,601
Deferred tax asset valuation allowance	24,691	1,733		(530)	(3)	(5,579)		20,315
Recorded within liabilities:
Casualty loss reserves	$26,126	$7,829		$2,040		$(5,558)		$30,437
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2025 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2025. Our evaluation of internal control over financial reporting did not include the internal controls of the businesses that were acquired during fiscal 2025. Total assets of the acquired businesses represented approximately 0.6% of our total assets as of March 31, 2025 and approximately 0.4% of our total revenues for the year ended March 31, 2025. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2025.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of STERIS plc
Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses that were acquired during the year ended March 31, 2025, which are included in the fiscal 2025 consolidated financial statements of the Company and constituted approximately 0.6% of total assets as of March 31, 2025 and approximately 0.4% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses that were acquired during the year ended March 31, 2025.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended March 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 29, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2025

ITEM 9B.OTHER INFORMATION
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria", "Insider Trading Policy" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Shareholders (the "Proxy Statement").
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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,823,883	$185.51	2,647,200
Equity compensation plans not approved by security holders	—	—	—
Total	1,823,883	$185.51	2,647,200
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2025 and 2024.
Consolidated Statements of Income – Years ended March 31, 2025, 2024, and 2023.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2025, 2024, and 2023.
Consolidated Statements of Cash Flows – Years ended March 31, 2025, 2024, and 2023.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2025, 2024, and 2023.
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

2.2
Equity Purchase Agreement by and between STERIS Corporation, HuFriedy Group Holding LLC, Hu-Friedy Mfg. Co. LLC and Crosstex International, Inc., dated as of April 10, 2024 (filed as Exhibit 2.1 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2024 filed August 8, 2024 (Commission File No. 001-38848) and incorporated herein by reference).

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

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Assumed, Amended and Restated Effective March 28, 2019 (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.2
Amendment No. 1 to STERIS plc 2006 Long-Term Equity Incentive Plan (as Assumed, Amended and Restated Effective March 28, 2019), effective July 27, 2021 (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2021 (Commission File No. 001-38848) and incorporated herein by reference).*

10.3
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 001-14643) and incorporated herein by reference).*

10.4
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 001-37614) and incorporated herein by reference).*

10.5
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.6
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.7
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2018 (Commission File No. 001-37614) and incorporated herein by reference).*

10.8
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.9
Form of STERIS plc Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 001-37614) and incorporated herein by reference).*

10.10
Form of STERIS plc Restricted Stock Agreement for Employees (filed as Exhibit 10.16 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.11
Form of STERIS plc Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.17 to STERIS plc Form 10-K for the fiscal year ended March 31, 2023 (Commission File No. 001-38848) and incorporated herein by reference).*

10.12
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2024 (Commission File No. 001-38848) and incorporated herein by reference).*

10.13
STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.14
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan, dated December 16, 2008 (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 001-14643) and incorporated herein by reference).*

10.15
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (As Amended and Restated Effective January 1, 2009), dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 001-14643), and incorporated herein by reference).*

10.16
STERIS plc Senior Executive Severance Plan, As Adopted Effective March 28, 2019 (filed as Exhibit 10.3 to STERIS plc 8-K filed March 28, 2019 (Commission File No. 001-38848) and incorporated herein by reference).*

10.17
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-14643) and incorporated herein by reference). *

10.18
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.1 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022 (Commission File No. 001-38848) and incorporated herein by reference). *

10.19
Form of Deed of Indemnification for STERIS plc directors and executive officers (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended June 30, 2022)(Commission File No. 001-38848) and incorporated herein by reference).*

10.20
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.4 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.21
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Corporation and each of the institutions signatory thereto (filed as Exhibit 10.5 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.22
First Amendment dated as of March 19, 2021 to Amended and Restated Note Purchase Agreement, dated as of March 5, 2019, among STERIS Limited and each of the institutions signatory thereto (filed as Exhibit 10.6 to Form 8-K filed March 23, 2021 (Commission File No. 001-38848) and incorporated herein by reference).

10.23
Credit Agreement, dated as of October 7, 2024, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (filed as Exhibit 10.1 to Form 8-K filed October 7, 2024 (Commission File No. 001-38848) and incorporated here by reference).

19.1
STERIS plc Insider Trading Policy (filed as Exhibit 19.1 to STERIS plc Form 10-K for the year ended March 31, 2024 filed May 29, 2024 (Commission File No. 001-38848) and incorporated herein by reference).

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

97.1
STERIS plc Policy relating to recovery of erroneously awarded compensation. filed as Exhibit 97.1 to STERIS plc Form 10-K for the year ended March 31, 2024 filed May 29, 2024 (Commission File No. 001-38848) and incorporated herein by reference).

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

STERIS plc (Registrant)

Date:	May 29, 2025	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ DANIEL A. CARESTIO	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2025
Daniel A. Carestio
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2025
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 29, 2025
Karen L. Burton
*	Chairman and Director	May 29, 2025
Mohsen M. Sohi
*	Director	May 29, 2025
Esther M. Alegria
*	Director	May 29, 2025
Richard C. Breeden
*	Director	May 29, 2025
Daniel A. Carestio
*	Director	May 29, 2025
Cynthia L. Feldmann
*	Director	May 29, 2025
Christopher S. Holland
*	Director	May 29, 2025
Jacqueline B. Kosecoff
*	Director	May 29, 2025
Paul E. Martin
*	Director	May 29, 2025
Nirav R. Shah
*	Director	May 29, 2025
Richard M. Steeves

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 29, 2025	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors