Form 10-Q
period 2025-06-30
STERIS plc
filed 2025-08-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 4, 2025: 98,490,606

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$279.7	$171.7
Accounts receivable (net of allowances of $25.6 and $24.4 respectively)	947.1	1,044.0
Inventories, net	641.2	581.3
Prepaid expenses and other current assets	189.8	203.8
Total current assets	2,057.8	2,000.8
Property, plant, and equipment, net	2,054.8	1,956.5
Lease right-of-use assets, net	163.5	156.4
Goodwill	4,223.1	4,095.7
Intangibles, net	1,817.2	1,854.4
Other assets	88.6	83.0
Total assets	$10,405.0	$10,146.8
Liabilities and equity
Current liabilities:
Accounts payable	$300.9	$280.8
Accrued income taxes	64.7	21.4
Accrued payroll and other related liabilities	154.7	192.7
Short-term lease obligations	35.3	34.2
Short-term indebtedness	—	125.0
Accrued expenses and other	371.0	368.1
Total current liabilities	926.6	1,022.2
Long-term indebtedness	1,903.1	1,918.7
Deferred income taxes, net	411.4	403.6
Long-term lease obligations	130.4	124.6
Other liabilities	63.6	61.9
Total liabilities	$3,435.1	$3,531.0
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500.0 shares authorized; 98.5 and 98.3 ordinary shares issued and outstanding, respectively	4,431.0	4,420.4
Retained earnings	2,596.5	2,475.3
Accumulated other comprehensive loss	(70.5)	(292.3)
Total shareholders’ equity	6,957.0	6,603.4
Noncontrolling interests	12.9	12.4
Total equity	6,969.9	6,615.8
Total liabilities and equity	$10,405.0	$10,146.8

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues:
Product	$690.5	$656.3
Service	700.6	623.2
Total revenues	1,391.1	1,279.5
Cost of revenues:
Product	359.7	340.4
Service	403.4	366.7
Total cost of revenues	763.1	707.1
Gross profit	628.0	572.4
Operating expenses:
Selling, general, and administrative	353.8	335.6
Research and development	26.4	25.6
Restructuring expenses	1.8	25.7
Total operating expenses	382.0	386.9
Income from operations	246.0	185.5
Non-operating expenses, net:
Interest expense	15.9	30.4
Interest and miscellaneous income	(1.8)	(1.3)
Gain on sale of business	—	(18.8)
Total non-operating expenses, net	14.1	10.3
Income from continuing operations before income tax expense	231.9	175.2
Income tax expense	53.9	35.3
Income from continuing operations, net of income tax	178.0	139.9
Income from discontinued operations, net of income tax	—	5.6
Net income	178.0	145.5
Less: Net income attributable to noncontrolling interests	0.6	0.1
Net income attributable to shareholders	$177.4	$145.4

Net income per share attributable to shareholders - Basic:
Continuing Operations	$1.80	$1.41
Discontinued Operations	$—	$0.06
Total	$1.80	$1.47

Net income per share attributable to shareholders - Diluted:
Continuing Operations	$1.79	$1.41
Discontinued Operations	$—	$0.06
Total	$1.79	$1.46

Cash dividends declared per share ordinary outstanding	$0.57	$0.52

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,
	2025	2024

Net income	$178.0	$145.5
Less: Net income attributable to noncontrolling interests	0.6	0.1
Net income attributable to shareholders	177.4	145.4

Other comprehensive income (loss)
Defined benefit plan changes, net of taxes	—	(0.2)
Change in cumulative foreign currency translation adjustment	221.8	5.8
Total other comprehensive income	221.8	5.6
Comprehensive income	$399.2	$151.0

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Operating activities:
Net income	$178.0	$145.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	119.4	112.7
Deferred income taxes	—	(22.1)
Share-based compensation expense	11.9	11.5
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	—	2.2
Gain on sale of businesses, net	—	(11.0)
Other items	14.5	(2.5)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	119.2	107.7
Inventories, net	(42.5)	(34.1)
Other current assets	18.9	9.4
Accounts payable	9.8	(17.1)
Accruals and other, net	(9.2)	1.5
Net cash provided by operating activities	420.0	303.7
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(93.6)	(108.1)
Proceeds from the sale of property, plant, equipment, and intangibles	0.1	—
Proceeds from the sale of businesses	—	809.6
Acquisition of businesses, net of cash acquired	(15.0)	(13.7)
Net cash (used in) provided by investing activities	(108.5)	687.8
Financing activities:
Payments on Private Placement Senior Notes	(125.0)	—
Payments on term loans	—	(638.1)
Payments under credit facilities, net	(30.5)	(253.2)
Acquisition related deferred or contingent consideration	(0.1)	(0.1)
Repurchases of ordinary shares	(10.6)	(64.2)
Cash dividends paid to ordinary shareholders	(56.2)	(51.4)
Contributions from noncontrolling interest holders	—	2.5
Stock option and other equity transactions, net	9.3	5.6
Net cash used in financing activities	(213.1)	(998.9)
Effect of exchange rate changes on cash and cash equivalents	9.6	(1.3)
Increase (decrease) in cash and cash equivalents	108.0	(8.7)
Cash and cash equivalents at beginning of period	171.7	207.0
Cash and cash equivalents at end of period	$279.7	$198.3
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2025	98.3	$4,420.4	$2,475.3	$(292.3)	$12.4	$6,615.8
Comprehensive income:
Net income	—	—	177.4	—	0.6	178.0
Other comprehensive loss	—	—	—	221.8	—	221.8
Repurchases of ordinary shares	(0.1)	(10.6)	—	—	—	(10.6)
Equity compensation programs and other	0.2	21.2	—	—	—	21.2
Cash dividends – $0.57 per ordinary share	—	—	(56.2)	—	—	(56.2)
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	98.4	4,431.0	2,596.5	(70.5)	12.9	$6,969.9

	Three Months Ended June 30, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2024	98.9	$4,543.2	$2,087.6	$(328.7)	$13.2	$6,315.3
Comprehensive income:
Net income	—	—	145.4	—	0.1	145.5
Other comprehensive income	—	—	—	5.6	—	5.6
Repurchases of ordinary shares	(0.3)	(60.7)	(3.5)	—	—	(64.2)
Equity compensation programs and other	0.2	17.1	—	—	—	17.1
Cash dividends – $0.52 per ordinary share	—	—	(51.4)	—	—	(51.4)
Contributions from noncontrolling interest	—	—	—	—	2.5	2.5
Balance at June 30, 2024	98.8	4,499.6	2,178.1	(323.1)	15.8	$6,370.4

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2025 and 2024
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
Our fiscal year ends on March 31. References in this Quarterly Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2025.
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2025. The Consolidated Balance Sheet at March 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Principles of Consolidation
We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate these financial statements. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's consolidated financial statements. Our reporting currency is United States Dollars (USD). Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 11 titled, "Business Segment Information."
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2025 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2026.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2026, $38.5 million of the March 31, 2025 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2025, $46.0 million of the March 31, 2024 deferred revenue balance was recorded as revenue.
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2025, the transaction price allocated to remaining performance obligations was approximately $1,824.0 million. We expect to recognize approximately 53% of the transaction price within one year and approximately 39% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.
ASU 2025-05 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets."	July 2025
The standard introduces a practical expedient allowing entities to assume current economic conditions, as of the balance sheet date, remain unchanged when estimating expected credit losses for current trade receivables and contract assets. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods, with early adoption permitted.
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.

2. Restructuring

In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

The following table summarizes our total pre-tax restructuring expenses recorded during the first three months ended June 30, 2025 and 2024 related to the Restructuring Plan:

(in millions)	Three Months Ended June 30,
Restructuring Plan	2025	2024
Severance and other compensation related costs	$1.7	$21.5
Lease and other contract termination and other costs	—	3.0
Product rationalization (1)	—	2.4
Accelerated depreciation and amortization	0.1	1.3
Total Restructuring Expense	$1.8	$28.1
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the first three months ended June 30, 2025 and 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $108.4 million has been recorded relating to the Restructuring Plan since inception, of which $34.6 million has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan are not expected to be significant during fiscal 2026.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2025	$18.4
Fiscal 2026 Charges	1.7
Payments	(3.8)
Balance at June 30, 2025	$16.2

3. Business Acquisitions and Divestitures
Acquisitions
During the first three months of fiscal 2026, we completed a tuck-in acquisition which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $15.0 million.
During the first three months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $13.7 million.
Acquisition and integration expenses totaled $0.5 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
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
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41.5 million and recognized a pre-tax gain on the sale of $18.8 million in the first three months of fiscal 2025.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

4. Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
The following table summarizes the major line items constituting pre-tax income of discontinued operations associated with the Dental segment for the three months ending June 30, 2024:

Three Months Ended June 30,
(in millions)	2024
Revenues:
Product	$63.9
Cost of revenues:
Product	35.1
Gross profit:	28.8
Operating expenses:
Selling, general, and administrative	13.5
Research and development	0.4
Income from operations (1)	15.0
Pre-tax loss on sale	(7.8)
Income before income tax expense	7.1
Income tax expense	1.5
Income from discontinued operations, net of income tax	5.6
(1) Income from operations for the three month period ended June 30, 2024 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
The effective income tax rate for the three month period ending June 30, 2024 from discontinued operations was 21.4%.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

Three Months Ended June 30,
(in millions)	2024
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles, net	$(0.4)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

5. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

(in millions)	June 30, 2025	March 31, 2025

Raw materials	$223.2	$213.1
Work in process	89.5	83.1
Finished goods	373.6	334.9
Reserve for excess and obsolete inventory	(45.1)	(49.8)
Inventories, net	$641.2	$581.3

6. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

(in millions)	June 30, 2025	March 31, 2025
Land and land improvements (1)	$111.3	$106.1
Buildings and leasehold improvements	876.4	832.1
Machinery and equipment	1,252.6	1,205.4
Information systems	288.1	282.1
Radioisotope	780.8	749.8
Construction in progress (1)	560.9	512.1
Total property, plant, and equipment	3,870.0	3,687.7
Less: accumulated depreciation and depletion	(1,815.3)	(1,731.1)
Property, plant, and equipment, net	$2,054.8	$1,956.5
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

7. Debt
Indebtedness was as follows:

(in millions)	June 30, 2025	March 31, 2025

Short-term debt
Private Placement Senior Notes	$—	$125.0
Total short-term debt	$—	$125.0

Long-term debt
Private Placement Senior Notes	$563.9	$549.2
Revolving Credit Facility	4.2	34.8
Deferred financing costs	(14.9)	(15.3)
Senior Public Notes	1,350.0	1,350.0
Total long-term debt	$1,903.1	$1,918.7
Total debt	$1,903.1	$2,043.7
On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation, STERIS Limited, and STERIS Irish FinCo Unlimited Company, each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100.0 million revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021.
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
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

8. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

(in millions)	June 30, 2025	March 31, 2025
Accrued payroll and other related liabilities:
Compensation and related items	$90.2	$69.8
Accrued vacation/paid time off	17.4	16.2
Accrued bonuses	24.7	66.5
Accrued employee commissions	19.3	37.4
Other postretirement benefit obligations-current portion	1.0	1.0
Other employee benefit plans obligations-current portion	2.1	1.8
Total accrued payroll and other related liabilities	$154.7	$192.7
Accrued expenses and other:
Deferred revenues	$51.8	$57.5
Service liabilities	114.7	107.8
Self-insured risk reserves-current portion	15.6	15.1
Illinois EO litigation settlement	43.2	48.2
Accrued dealer commissions	32.8	32.1
Accrued warranty	16.1	16.3
Asset retirement obligation-current portion	0.6	0.6
Accrued interest	17.1	7.8
Other	79.1	82.8
Total accrued expenses and other	$371.0	$368.1
Other liabilities:
Self-insured risk reserves-long-term portion	$24.0	$24.0
Other postretirement benefit obligations-long-term portion	4.8	4.8
Defined benefit pension plans obligations-long-term portion	3.7	3.3
Other employee benefit plans obligations-long-term portion	1.5	1.3
Accrued long-term income taxes	1.9	1.9
Asset retirement obligation-long-term portion	14.6	13.8
Other	13.2	12.7
Total other liabilities	$63.6	$61.9
9. Income Taxes
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA") which contains substantial changes to its tax policies. Business provisions in the OBBBA, some of which were extensions of those established in the Tax Cuts and Jobs Act, include favorable cost recovery allowances, changes to U.S. international tax rules, and changes to energy and environmental related incentives. The law has multiple effective dates, with certain provisions applicable to years beginning after fiscal 2026. We are currently assessing its impact on our consolidated financial statements.
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended June 30, 2025 and 2024 from continuing operations were 23.3% and 20.1%, respectively. The fiscal 2026 effective tax rates increased when compared to fiscal 2025, primarily due to changes in geographic mix of projected profits and unfavorable changes in discrete items.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12.0 million for the fiscal years 2016 through 2020, materially all of which has been paid through June 30, 2025.
In November 2023, we received two Notices of Deficiency from the IRS regarding the previously disclosed deemed dividend inclusions and associated withholding tax matter. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50.0 million. We are contesting the IRS’s assertions and have filed petitions with the U.S. Tax Court. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.
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
For the Three Months Ended June 30, 2025 and 2024

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
On March 3, 2025, the Company entered into binding confidential term sheets ("Term Sheets") with plaintiffs’ counsel, as well as settlement agreements with several plaintiffs which were at the time scheduled for trial in fiscal 2026. The Term Sheets and the settlement agreements are expected to lead to resolution of substantially all of the claims for personal injury related to EO that are currently pending in the Circuit Court of Cook County, Illinois.
Pursuant to the Term Sheets, the Company has entered into and expects to enter into additional settlement agreements to pay up to $48.2 million to settle claims. We recorded a charge for this amount in fiscal 2025, and the remaining liability is included in the "Accrued expenses and other" line within our Consolidated Balance Sheets. None of the Term Sheets nor any such settlement agreements are an admission of liability or that emissions from the Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas. The Term Sheets call for establishment of a claims administration process that includes guidelines and procedures for administering individual settlements, which process is expected to continue through the fourth quarter of fiscal 2026. The Company anticipates dismissal of all pending EO-related claims brought by the covered plaintiffs upon completion of the claims administration process and approval by the court.
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
Additional Information
For additional information, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
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
For the Three Months Ended June 30, 2025 and 2024

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
For the three months ended June 30, 2025 and 2024, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
The following table compares business segment revenues and business segment and Corporate operating income for the three months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$974.7	$281.2	$135.2	$—	$1,391.1

Segment expenses
Cost of revenues	557.4	129.9	58.0
Selling, general, and administrative	159.1	13.7	16.0
Research and development	22.7	0.9	2.4
Total income from operations before adjustments	$235.5	$136.7	$58.7	$(114.0)	$316.9
Less: Adjustments
Amortization of acquired intangible assets (1)					67.1
Acquisition and integration related charges (2)					0.5
Tax restructuring costs (3)					0.2
Amortization of inventory and property "step up" to fair value (1)					1.4
Restructuring charges (4)					1.8
Total income from operations					$246.0

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

Three Months Ended June 30, 2024
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$901.2	$249.8	$128.5	$—	$1,279.5

Segment expenses
Cost of revenues	511.0	115.9	58.9
Selling, general, and administrative	150.9	15.4	14.8
Research and development	22.4	0.7	2.2
Total income from operations before adjustments	$216.9	$117.7	$52.6	$(101.8)	$285.4
Less: Adjustments
Amortization of acquired intangible assets (1)					67.7
Acquisition and integration related charges (2)					2.3
Tax restructuring costs (3)					0.5
Amortization of inventory and property "step up" to fair value (1)					1.4
Restructuring charges (4)					28.1
Total income from operations					$185.5
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

(in millions)	June 30, 2025	March 31, 2025
Assets
Healthcare and Life Sciences	$6,857.8	$6,806.4
AST	3,547.2	3,340.4
Total assets	$10,405.0	$10,146.8

	Three Months Ended June 30,
(in millions)	2025	2024
Capital Expenditures
Healthcare and Life Sciences	$44.4	$44.6
AST	49.2	63.4
Total Capital Expenditures	$93.6	$108.1
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$83.1	$80.2
AST	36.3	32.5
Total Depreciation, Depletion, and Amortization	$119.4	$112.7

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

(in millions)	June 30, 2025	March 31, 2025
Property, Plant, and Equipment, Net
Ireland	$82.4	$74.9
United States	1,044.3	1,008.7
Other locations	928.1	872.9
Property, Plant, and Equipment, Net	$2,054.8	$1,956.5

	Three Months Ended June 30,
(in millions)	2025	2024
Revenues:
Ireland	$22.5	$22.2
United States	1,025.6	946.9
Other locations	342.9	310.4
Total Revenues	$1,391.1	$1,279.5
Additional information regarding our fiscal 2026 and fiscal 2025 revenue is disclosed in the following table:

	Three Months Ended June 30,
(in millions)	2025	2024
Healthcare:
Capital equipment	$227.3	$214.6
Consumables	358.9	343.4
Service	388.5	343.2
Total Healthcare Revenues	$974.7	$901.2
AST:
Capital equipment	$1.6	$1.1
Service	279.6	248.7
Total AST Revenues	$281.2	$249.8
Life Sciences:
Capital equipment	$26.6	$26.5
Consumables	75.3	69.8
Service	33.3	32.2
Total Life Sciences Revenues	$135.2	$128.5
Total Revenues	$1,391.1	$1,279.5

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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

	Three Months Ended June 30,
Denominator (shares in millions):	2025	2024
Weighted average shares outstanding—basic	98.4	98.9
Dilutive effect of share equivalents	0.5	0.5
Weighted average shares outstanding and share equivalents—diluted	98.8	99.4
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in millions)	2025	2024
Number of share options	0.6	0.7
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
13. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges). As of June 30, 2025, there was $300.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2026, we had no share repurchase activity pursuant to share repurchase program authorizations. During the first three months of fiscal 2025, we repurchased 0.3 million of our ordinary shares for the aggregate amount of $56.1 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the share repurchase program.
During the first three months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $10.6 million in connection with share-based compensation award programs. During the first three months of fiscal 2025, we obtained 0.1 million of our ordinary shares in the aggregate amount of $10.3 million in connection with share-based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of June 30, 2025, 1.7 million ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted average assumptions were used for options granted during the first three months of fiscal 2026 and 2025:

	Fiscal 2026	Fiscal 2025
Risk-free interest rate	4.03%	4.20%
Expected life of options	6.0 years	6.0 years
Expected dividend yield of stock	1.11%	0.94%
Expected volatility of stock	28.19%	28.47%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.21% and 2.07% was applied in fiscal 2026 and 2025, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2025	1,823,883	$185.51
Granted	169,144	267.66
Exercised	(74,120)	117.97
Outstanding at June 30, 2025	1,918,907	$195.36	6.0 years	$95.1
Exercisable at June 30, 2025	1,411,885	$176.20	5.0 years	$92.6
We estimate that 0.5 million of the non-vested stock options outstanding at June 30, 2025 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $240.22 closing price of our ordinary shares on June 30, 2025 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2026 and fiscal 2025 was $9.4 million and $12.4 million, respectively. Net cash proceeds from the exercise of stock options were $9.3 million and $5.6 million for the first three months of fiscal 2026 and fiscal 2025, respectively.
The weighted average grant date fair value of stock option grants was $68.44 and $66.87 for the first three months of fiscal 2026 and fiscal 2025, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2025	449,131	29,555	$214.21
Granted	158,235	10,791	241.24
Vested	(119,707)	(5,736)	204.79
Forfeited	(7,459)	(1,007)	214.44
Non-vested at June 30, 2025	480,200	33,603	$225.48
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2026 at the time of grant was $25.8 million.
As of June 30, 2025, there was a total of $88.4 million in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.7 years.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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
Changes in our warranty liability during the first three months of fiscal 2026 were as follows:

(in millions)	Warranties
Balance at March 31, 2025	$16.3
Warranties issued during the period	4.9
Settlements made during the period	(5.1)
Balance at June 30, 2025	$16.1
16. Derivatives and Hedging
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
At June 30, 2025, we held net foreign currency forward contracts to buy 38.0 million British pounds sterling; and to sell 13.0 million Australian dollars, 12.3 million euros, and 9.0 million New Zealand dollars. At June 30, 2025, we held commodity swap contracts to buy 0.4 million pounds of nickel.

(in millions)	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
Prepaid & other	$0.9	$0.1	$—	$—
Accrued expenses and other	$—	$—	$3.0	$0.6
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

(in millions)	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2025	2024
Foreign currency forward contracts	Selling, general and administrative	$1.1	$0.4
Commodity swap contracts	Cost of revenues	$(0.2)	$0.2

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

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
The following table shows the fair value of our financial assets and liabilities at June 30, 2025 and March 31, 2025:

			Fair Value Measurements
(in millions)	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$279.7	$171.7	$279.7	$171.7	$—	$—	$—	$—
Forward and swap contracts (1)	0.9	0.1	—	—	0.9	0.1	—	—
Equity investments (2)	1.2	1.1	1.2	1.1	—	—	—	—
Other investments	3.2	3.0	3.2	3.0	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$3.0	$0.6	$—	$—	$3.0	$0.6	$—	$—
Deferred compensation plans (2)	1.3	1.2	1.3	1.2	—	—	—	—
Debt (3)	1,903.1	2,043.7	—	—	1,631.2	1,756.5	—	—
Contingent consideration obligations (4)	3.2	3.2	—	—	—	—	3.2	3.2
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest income and miscellaneous (income) expense line of the Consolidated Statements of Income. During each of the first three months of fiscal 2026 and 2025, we recorded gains of $0.1 million related to these investments.
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

As of both June 30, 2025 and March 31, 2025, we also held $14.3 million of other investments without readily determinable fair values measured at cost and classified as level 3. These investments are included in Other assets on the Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2025 and 2024

18. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2025 and 2024 were as follows:

(in millions)	Defined Benefit Plans (1)	Currency Translation	Total Accumulated Other Comprehensive Loss
Beginning Balance	$(0.6)	$(291.8)	$(292.3)
Other Comprehensive Income before reclassifications	0.1	221.8	222.0
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.1)	—	(0.1)
Net current-period Other Comprehensive Income	—	221.8	221.8
Balance at June 30, 2025	$(0.6)	$(69.9)	$(70.5)

(in millions)	Defined Benefit Plans (1)	Currency Translation	Total Accumulated Other Comprehensive Loss
Beginning Balance	$(0.7)	$(327.9)	$(328.7)
Other Comprehensive (Loss) Income before reclassifications	(0.1)	5.8	5.7
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.1)	—	(0.1)
Net current-period Other Comprehensive (Loss) Income	(0.2)	5.8	5.6
Balance at June 30, 2024	$(0.9)	$(322.2)	$(323.1)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2025, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 29, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 7, 2025

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first three months of fiscal 2026 and fiscal 2025. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2025, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
•Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam and gas sterilizers, low temperature liquid chemical sterilant processing systems, automated endoscope reprocessors, pure steam/water systems, surgical lights and tables, and integrated operating rooms ("OR").
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
Acquisitions and Divestitures. During the first three months of fiscal 2026, we completed a tuck-in acquisition which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $15.0 million.
During the first three months of fiscal 2025, we completed several tuck-in acquisitions, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $13.7 million.
Acquisition and integration expenses totaled $0.5 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services ("CECS") business. We recorded net proceeds of $41.5 million and recognized a pre-tax gain on the sale of $18.8 million in the first three months of fiscal 2025.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment should the Dental business achieve certain revenue targets in fiscal 2025. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
For more information, see Note 4 to our consolidated financial statements titled, "Discontinued Operations."
U.S. Tax Reform. On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA") which contains substantial changes to its tax policies. Business provisions in the OBBBA, some of which were extensions of those established in the Tax Cuts and Jobs Act, include favorable cost recovery allowances, changes to U.S. international tax rules, and changes to energy and environmental related incentives. The law has multiple effective dates, with certain provisions applicable to years beginning after fiscal 2026. We are currently assessing its impact on our consolidated financial statements.
Highlights. Revenues increased 8.7% to $1,391.1 million for the three months ended June 30, 2025, as compared to $1,279.5 million for the same period in the prior year. The increase reflects the benefits of higher volume and pricing, with all three segments contributing to growth.
Gross profit percentage for the first three months of fiscal 2026 was 45.1% compared to the gross profit percentage for the first three months of fiscal 2025 of 44.7%. The increase in gross profit percentage for the three month period reflects favorable impacts from pricing, productivity, and other cost reductions that were partially offset by unfavorable impacts from inflation, tariff costs, mix, and material costs.
Income from operations for the first three months of fiscal 2026 was $246.0 million, compared to income from operations of $185.5 million for the first three months of fiscal 2025. The increase in income from operations for the three month period is primarily due to increased volume and pricing and lower restructuring expenses, which was partially offset by increased labor costs.
Cash flows from operations were $420.0 million and free cash flow was $326.5 million for the first three months of fiscal 2026 compared to cash flows from operations of $303.7 million and free cash flow of $195.7 million for the first three months of fiscal 2025 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2026 increase in cash flows from operations and free cash flow resulted from an increase in earnings and from the increase in cash provided by working capital, primarily driven by a higher accounts payable balance due to timing of disbursements when compared to the same prior year period. Free cash flow was also impacted by a decrease in capital expenditures when compared to the same prior year period.
Our debt-to-total capital ratio was 21.5% at June 30, 2025 and 23.6% at March 31, 2025. During the first three months of fiscal 2026, we declared and paid cash dividends totaling $0.57 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2026 is included in the subsection below titled “Results of Operations.”
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

Organic revenue growth and constant currency organic revenue growth are non-GAAP financial measures of revenue performance. Organic revenue growth is calculated by removing the impact of acquisitions and divestitures for one year following the respective transaction from the GAAP revenue growth. Constant currency organic revenue growth is subject to a further adjustment to eliminate the impact of foreign currency movements. See the section below "Business Segment Results of Operations" for a reconciliation of organic revenue growth and constant currency organic revenue growth to U.S. GAAP revenue.
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$420.0	$303.7
Purchases of property, plant, equipment, and intangibles, net	(93.6)	(108.1)
Proceeds from the sale of property, plant, equipment, and intangibles	0.1	—
Free cash flow	$326.5	$195.7
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting earnings for the first three months of fiscal 2026 compared to the same fiscal 2025 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following table compares our revenues for the three months ended June 30, 2025 to the revenues for the three months ended June 30, 2024:

	Three Months Ended June 30,
(dollars in millions)	2025	2024	Change	Percent Change

Total revenues	$1,391.1	$1,279.5	$111.6	8.7%

Revenues by type:
Service revenues	700.6	623.2	77.4	12.4%
Consumable revenues	435.0	414.1	20.9	5.0%
Capital equipment revenues	255.5	242.2	13.3	5.5%

Revenues by geography:
Ireland revenues	22.5	22.2	0.3	1.4%
United States revenues	1,025.6	946.9	78.7	8.3%
Other foreign revenues	342.9	310.4	32.5	10.5%
Revenues increased 8.7% to $1,391.1 million for the three months ended June 30, 2025, as compared to $1,279.5 million for the same period in the prior year. The increase reflects the benefits of higher volume and pricing, with all three segments contributing to growth.
Service revenues increased 12.4% for the three months ended June 30, 2025, as compared to the same period in the prior year, reflecting growth in all three segments. Consumable revenues increased by 5.0% for the three months ended June 30, 2025, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 5.5% for the three months ended June 30, 2025, as compared to the same period in the prior year, driven primarily by growth in the Healthcare segment.

Ireland revenues increased 1.4% to $22.5 million for the three months ended June 30, 2025, as compared to $22.2 million for the same period in the prior year, reflecting growth in service revenues, which was partially offset by a decline in consumable and capital equipment revenues.
United States revenues increased 8.3% to $1,025.6 million for the three months ended June 30, 2025, as compared to $946.9 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 10.5% to $342.9 million for the three months ended June 30, 2025, as compared to $310.4 million for the same period in the prior year. The increase reflects growth within Europe, Middle East & Africa, Asia Pacific, Latin America, and Canada.
Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following table compares our gross profit for the three months ended June 30, 2025 to the three months ended June 30, 2024:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2025	2024
Gross profit:
Product	$330.8	$315.9	$14.9	4.7%
Service	297.2	256.6	40.6	15.8%
Total gross profit	$628.0	$572.4	$55.6	9.7%
Gross profit percentage:
Product	47.9%	48.1%
Service	42.4%	41.2%
Total gross profit percentage	45.1%	44.7%
Gross profit percentage for the first three months of fiscal 2026 was 45.1% compared to gross profit percentage for the first three months of fiscal of 2025 of 44.7%. Favorable impacts from pricing (130 basis points), productivity (70 basis points), and other cost reductions (40 basis points) were partially offset by unfavorable impacts from inflation (80 basis points), tariff costs (70 basis points), mix (30 basis points), and material costs (20 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2025 to the three months ended June 30, 2024:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2025	2024
Operating expenses:
Selling, general, and administrative	$353.8	$335.6	$18.2	5.4%
Research and development	26.4	25.6	0.8	3.1%
Restructuring expenses	1.8	25.7	(23.9)	nm
Total operating expenses	$382.0	$386.9	$(4.9)	(1.3)%
nm - not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 5.4% in the three month period ended June 30, 2025 compared to the same prior year period. The fiscal 2026 increase is primarily attributable to increased compensation and benefit costs, as well as unfavorable foreign currency movements and increased bad debt expense.
Research and Development. Research and development expenses increased 3.1% in the three month period ended June 30, 2025 compared to the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2026, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Restructuring Expenses. In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency, and are expected to improve income from operations by approximately $25.0 million per year in fiscal 2026 and beyond.
The following table summarizes our total pre-tax restructuring expenses recorded during the first three months ended June 30, 2025 and 2024 related to the Restructuring Plan:

(in millions)	Three Months Ended June 30,
Restructuring Plan	2025	2024
Severance and other compensation related costs	$1.7	$21.5
Lease and other contract termination and other costs	—	3.0
Product rationalization (1)	—	2.4
Accelerated depreciation and amortization	0.1	1.3
Total Restructuring Expense	$1.8	$28.1
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during the first three months ended June 30, 2025 and 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $108.4 million has been recorded relating to the Restructuring Plan since inception, of which $34.6 million has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan are not expected to be significant during fiscal 2026.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2025	$18.4
Fiscal 2026 Charges	1.7
Payments	(3.8)
Balance at June 30, 2025	$16.2

Non-Operating Expenses, Net. The following table compares our net non-operating expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024	Change
Non-operating expenses, net:
Interest expense	$15.9	$30.4	$(14.5)
Interest and miscellaneous income	(1.8)	(1.3)	(0.5)
Gain on sale of business	—	$(18.8)	18.8
Non-operating expenses, net	$14.1	$10.3	$3.8
Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous (income) expense.
Interest expense decreased $14.5 million during the first three months of fiscal 2026 when compared to the same prior year period, primarily due to the lower principal amount of debt outstanding. For more information, refer to Note 7 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income increased $0.5 million during the first three months of fiscal 2026 when compared to the same prior year period.
Gain on sale of business was $18.8 million during the first three months of fiscal 2025 and relates to the sale of our CECS business during fiscal 2025. For more information on our divestiture activity, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."

Income Taxes. The following table compares our tax expense and effective income tax rates for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2025	2024

Income tax expense	$53.9	$35.3	$18.6	52.7%
Effective income tax rate	23.3%	20.1%
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
The effective income tax rates from continuing operations for the three month periods ended June 30, 2025 and 2024 were 23.3% and 20.1%, respectively. The fiscal 2026 effective tax rates increased when compared to fiscal 2025, primarily due to changes in geographic mix of projected profits and unfavorable changes in discrete items.
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
For the three months ended June 30, 2025 and 2024, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2025	2024	2025	2024	2025	2025	2025	2025
Segment revenues:
Healthcare	$974.7	$901.2	$—	$—	$4.6	8.2%	8.2%	7.6%
AST	281.2	249.8	—	—	5.9	12.6%	12.6%	10.2%
Life Sciences	135.2	128.5	—	—	1.3	5.2%	5.2%	4.2%
Total	$1,391.1	$1,279.5	$—	$—	$11.8	8.7%	8.7%	7.8%
Organic revenue growth and constant currency organic revenue growth are non-GAAP financial measures of revenue performance. See "Non-GAAP Financial Measures" for more information.
Healthcare revenues increased 8.2% to $974.7 million for the three months ended June 30, 2025, as compared to $901.2 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 13.2%, 4.5%, and 5.9%, respectively. The constant currency organic growth of 7.6% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Healthcare segment's backlog at June 30, 2025 was $403.5 million. The Healthcare segment's backlog at June 30, 2024 was $362.0 million. The increase is primarily due to an increase in orders and timing of shipments.
AST revenues increased 12.6% to $281.2 million for the three months ended June 30, 2025, as compared to $249.8 million for the same prior year period. The constant currency organic growth of 10.2% is primarily due to increased pricing and volume, each impacting revenues by a mid-single digit percentage.
Life Sciences revenues increased 5.2% to $135.2 million for the three months ended June 30, 2025, as compared to $128.5 million for the same prior year period. This increase reflects growth in consumable, service, and capital equipment revenues of 7.8%, 3.3%, and 0.5%, respectively. The constant currency organic growth of 4.2% is primarily due to increased volume and pricing, each impacting revenues by a low-single digit percentage.
The Life Sciences backlog at June 30, 2025 was $111.0 million. The Life Sciences backlog at June 30, 2024 was $72.2 million. The increase is primarily due to an increase in orders and timing of shipments.

The following table compares business segment and Corporate operating income for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(in millions)	2025	2024
Income (loss) from operations before adjustments:
Healthcare	$235.5	$216.9
AST	136.7	117.7
Life Sciences	58.7	52.6
Corporate	(114.0)	(101.8)
Total income from operations before adjustments	$316.9	$285.4
Less: Adjustments
Amortization of acquired intangible assets (1)	$67.1	$67.7
Acquisition and integration related charges (2)	0.5	2.3
Tax restructuring costs (3)	0.2	0.5
Amortization of inventory and property "step up" to fair value (1)	1.4	1.4
Restructuring charges (4)	1.8	28.1
Total income from operations	$246.0	$185.5
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
The Healthcare segment’s operating income increased 8.6% to $235.5 million for the three months ended June 30, 2025, as compared to $216.9 million in the same prior year period. The segment's operating margins were 24.2% and 24.1% for the first three months of fiscal 2026 and 2025, respectively. The increase in operating income for the three month period ended June 30, 2025 is primarily due to the benefits of higher volume, pricing, and productivity which were partially offset by increased labor inflation and tariff costs.
The AST segment's operating income increased 16.1% to $136.7 million for the three months ended June 30, 2025, as compared to $117.7 million during the same prior year period. The segment's operating margins were 48.6% and 47.1% for the first three months of fiscal 2026 and 2025, respectively. The increase in operating income and margin for the three month period ended June 30, 2025 is primarily due to increased pricing and volume which were partially offset by increased energy and labor inflation costs.
The Life Sciences segment’s operating income increased 11.7% to $58.7 million for the three months ended June 30, 2025, as compared to $52.6 million for the same prior year period. The segment's operating margins were 43.5% and 40.9% for the first three months of fiscal 2026 and 2025, respectively. The increases in segment operating income and margin for the three month periods ended June 30, 2025 is primarily due to favorable mix, pricing, and productivity which were partially offset by increased labor and material costs.

Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$420.0	$303.7
Net cash (used in) provided by investing activities	$(108.5)	$687.8
Net cash used in financing activities	$(213.1)	$(998.9)
Debt-to-total capital ratio	21.5%	26.7%
Free cash flow	$326.5	$195.7
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $420.0 million for the first three months of fiscal 2026 and $303.7 million for the first three months of fiscal 2025. The fiscal 2026 increase in cash flows from operations resulted from an increase in earnings and from the increase in cash provided by working capital, primarily driven by a higher accounts payable balance due to timing of disbursements when compared to the same prior year period.
Net Cash Used In/Provided by Investing Activities – The net cash used in investing activities totaled $108.5 million for the first three months of fiscal 2026 and net cash provided by investing activities totaled $687.8 million for the first three months of fiscal 2025. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2026 and fiscal 2025:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $93.6 million for the first three months of fiscal 2026 and $108.1 million during the same prior year period. The fiscal 2026 decrease is due to the timing of capital spending.
•Proceeds from the sale of businesses – During the first three months of fiscal 2025, we received proceeds of $809.6 million primarily from the sale of our Dental segment and the sale of our CECS business. For more information, refer to Note 3 to our consolidated financial statements titled "Business Acquisitions and Divestitures" and Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Acquisition of businesses, net of cash acquired – During the first three months of fiscal 2026 and 2025, we used $15.0 million and $13.7 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $213.1 million for the first three months of fiscal 2026 compared to net cash used in financing activities of $998.9 million for the first three months of fiscal 2025. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2026 and fiscal 2025:
•Payments on Private Placement Senior Notes – During the first three months of fiscal 2026 we repaid $125.0 million of Private Placement Senior Notes. For more information on our Private Placement Senior Notes, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
•Payments on term loans – During the first three months of fiscal 2025, we repaid $638.1 million of our term loans. The fiscal 2025 payment was primarily due to the use of proceeds from the sale of the Dental segment to pay off our outstanding term loans. For more information on our term loans, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Payments under credit facilities, net – Net payments under credit facilities totaled $30.5 million and $253.2 million for the first three months of fiscal 2026 and 2025, respectively. The fiscal 2025 payments were primarily due to the use of proceeds from the sale of the Dental segment to pay down balances due under our credit agreement dated as of March 19, 2021. For more information on our indebtedness, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."

•Repurchases of ordinary shares – During each of the first three months of fiscal 2026 and 2025, we obtained 0.1 million of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $10.6 million and $10.3 million, respectively. During the first three months of fiscal 2026, we had no share repurchase activity through our share repurchase program. During the first three months of fiscal 2025, we purchased 0.2 million of our ordinary shares for the aggregate amount of $53.9 million through our share repurchase program. For more information on our share repurchases, refer to Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2026, we paid total cash dividends of $56.2 million, or $0.57 per outstanding share. During the first three months of fiscal 2025, we paid total cash dividends of $51.4 million, or $0.52 per outstanding share.
•Transactions with noncontrolling interest holders – During the first three months of fiscal 2025, we received contributions of $2.5 million from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2026 and fiscal 2025, we received cash proceeds totaling $9.3 million and $5.6 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $420.0 million for the first three months of fiscal 2026 and $303.7 million for the first three months of fiscal 2025. Free cash flow was $326.5 million in the first three months of fiscal 2026 compared to $195.7 million in the first three months of fiscal 2025 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2026 increase in cash flows from operations and free cash flow resulted from an increase in earnings and from the increase in cash provided by working capital, primarily driven by a higher accounts payable balance due to timing of disbursements when compared to the same prior year period. Free cash flow was also impacted by a decrease in capital expenditures when compared to the same prior year period.
Our debt-to-total capital ratio was 21.5% at June 30, 2025 and 26.7% at June 30, 2024.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. Our commercial commitments were approximately $135.8 million at June 30, 2025, reflecting a net increase of $8.4 million in surety bonds and other commercial commitments from March 31, 2025. Outstanding borrowings under our Revolving Credit Facility as of June 30, 2025 were $4.2 million. We had $17.2 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2025.
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
Supplemental Guarantor Financial Information
STERIS plc ("Parent") and its wholly-owned subsidiaries, STERIS Limited ("Limited") and STERIS Corporation (collectively with Limited "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of STERIS Irish FinCo Unlimited Company ("FinCo") a wholly-owned subsidiary issuer, under senior public notes issued by FinCo on April 1, 2021 (the "Senior Public Notes") and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of FinCo and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
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
•as described in accordance with the terms of the Indenture; or
•in the case of Parent, if FinCo ceases for any reason to be a subsidiary of Parent; provided that all guarantees and other obligations of Parent in respect of all other indebtedness under any material credit facility of FinCo terminate upon FinCo ceasing to be a subsidiary of Parent; and
•upon such Guarantor delivering to the trustee an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the Indenture relating to such transaction or release have been complied with.
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

The following tables present summarized results of operations for the three months ended June 30, 2025 and summarized balance sheet information at June 30, 2025 and March 31, 2025 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in millions)	Three Months Ended
June 30,
2025

Revenues	$764.5
Gross profit	411.3
Operating costs arising from transactions with non-issuers and non-guarantors, net	170.6
Income from operations	158.3
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	132.2
Net income	$100.2

Summarized Balance Sheet Information
(in millions)
	June 30,	March 31,
	2025	2025
Receivables due from non-issuers and non-guarantor subsidiaries	$20,430.0	$19,931.5
Other current assets	785.6	830.5
Total current assets	$21,215.6	$20,762.0

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,283.8	$1,278.4
Goodwill	298.0	297.2
Other non-current assets	618.8	632.6
Total non-current assets	$2,200.6	$2,208.2

Payables due to non-issuers and non-guarantor subsidiaries	$24,246.8	$23,557.2
Other current liabilities	267.1	333.7
Total current liabilities	$24,513.9	$23,890.9

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285.9	$285.6
Other non-current liabilities	1,917.7	2,060.8
Total non-current liabilities	$2,203.6	$2,346.4
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2025.
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

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 of our consolidated financial statements titled, "Income Taxes" for more information.
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, those identified in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on May 29, 2025. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: (a) operating costs, pressure on pricing (including, without limitation, as a result of inflation), Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected and leading to erosion of profit margins; (b) STERIS’s ability to successfully integrate acquired businesses into its existing businesses, including unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of such businesses; (c) changes in tax laws or interpretations, including changes associated with the OBBBA, or the adoption of certain income tax treaties in jurisdictions where we operate that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, or tariffs and/or other trade barriers; (d) the possibility that compliance with laws, court rulings, certifications, regulations, or other regulatory actions, or the outcome of any pending or threatened litigation, including the ethylene oxide litigation, may delay, limit or prevent new product or service introductions, impact production, supply and/or marketing of existing products or services, result in uncovered costs, or otherwise affect STERIS’s performance, results, prospects or value; (e) the potential of international unrest, including military conflicts, economic downturn and effects of currency fluctuations; (f) the possibility of delays in receipt of orders, order cancellations, or the manufacture or shipment of ordered products; (g) the possibility that anticipated growth, performance or other results may not be achieved, or that timing, execution, impairments, or other issues associated with STERIS’s businesses, industry or initiatives may adversely impact STERIS’s performance, results, prospects or value; (h) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto by non-U.S. governments; (i) the possibility that anticipated financial results, anticipated revenue, productivity improvements, cost savings, growth synergies, and other anticipated benefits of acquisitions, restructuring efforts, and divestitures will not be realized or will be less than anticipated; (j) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs; (k) the effects of changes in credit availability and pricing, as well as the ability of STERIS and STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed; (l) the impacts of increasing competition within our industry, which may exert pressure on our pricing strategy or lead to decreasing demand for our products and services; (m) the effects on our operations resulting from labor-related issues, such as strikes, unsuccessful union negotiations and other workforce disruptions; (n) the possibility of economic downturns and recessions, which could negatively impact our business by reducing consumer and Customer spending.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. Our exposures to market risks have not changed materially since March 31, 2025.

Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2026, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the US dollar. These foreign currency exchange contracts will mature during fiscal 2026. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At June 30, 2025, we held net foreign currency forward contracts to buy 38.0 million British pounds sterling; and to sell 13.0 million Australian dollars, 12.3 million euros, and 9.0 million New Zealand dollars.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At June 30, 2025, we held commodity swap contracts to buy 0.4 million pounds of nickel.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 10 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges). As of June 30, 2025, there was $300.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the May 3, 2023 share repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first three months of fiscal 2026, we had no share repurchase activity pursuant to share repurchase program authorizations.
During the first three months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $10.6 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2026 under our ordinary share repurchase program:

(in millions)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$300.0
May 1-31	—		—		—	300.0
June 1-30	—		—		—	300.0
Total	—	(1)	$—	(1)	—	$300.0
(1) Does not include eight shares purchased during the quarter at an average price of $241.06 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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
August 7, 2025