Form 10-Q
period 2025-12-31
STERIS plc
filed 2026-02-06
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of February 2, 2026: 98,075,025

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$423.7	$171.7
Accounts receivable (net of allowances of $29.1 and $24.4 respectively)	990.6	1,044.0
Inventories, net	673.5	581.3
Prepaid expenses and other current assets	198.4	203.8
Total current assets	2,286.2	2,000.8
Property, plant, and equipment, net	2,133.2	1,956.5
Lease right-of-use assets, net	154.9	156.4
Goodwill	4,232.0	4,095.7
Intangibles, net	1,691.5	1,854.4
Other assets	93.6	83.0
Total assets	$10,591.4	$10,146.8
Liabilities and equity
Current liabilities:
Accounts payable	$285.1	$280.8
Accrued income taxes	9.9	21.4
Accrued payroll and other related liabilities	188.0	192.7
Short-term lease obligations	34.4	34.2
Short-term indebtedness	—	125.0
Accrued expenses and other	405.0	368.1
Total current liabilities	922.3	1,022.2
Long-term indebtedness	1,898.4	1,918.7
Deferred income taxes, net	414.5	403.6
Long-term lease obligations	120.9	124.6
Other liabilities	67.4	61.9
Total liabilities	$3,423.5	$3,531.1
Commitments and contingencies (see Note 10)
Ordinary shares, with $0.001 par value; 500.0 shares authorized; 98.1 and 98.3 ordinary shares issued and outstanding, respectively	4,339.8	4,420.4
Retained earnings	2,857.4	2,475.3
Accumulated other comprehensive loss	(42.7)	(292.3)
Total shareholders’ equity	7,154.5	6,603.4
Noncontrolling interests	13.4	12.4
Total equity	7,167.9	6,615.8
Total liabilities and equity	$10,591.4	$10,146.8

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Product	$778.9	$718.3	$2,214.8	$2,070.5
Service	$717.3	$652.2	$2,132.7	$1,908.4
Total revenues	$1,496.2	$1,370.6	$4,347.5	$3,979.0
Cost of revenues:
Product	418.2	371.7	1,168.7	1,080.9
Service	422.5	388.5	1,249.5	1,136.6
Total cost of revenues	840.7	760.2	2,418.2	2,217.4
Gross profit	655.5	610.3	1,929.4	1,761.6
Operating expenses:
Selling, general, and administrative	352.3	335.5	1,055.9	1,000.4
Research and development	29.5	27.4	84.1	80.0
Restructuring expenses	0.4	2.2	4.4	30.7
Total operating expenses	382.3	365.0	1,144.4	1,111.1
Income from operations	273.2	245.3	785.0	650.5
Non-operating expenses, net:
Interest expense	14.9	19.1	45.6	69.1
Interest and miscellaneous income	(2.9)	(2.4)	(7.0)	(4.9)
Other expense (income), net	3.3	(0.1)	3.5	(12.7)
Total non-operating expenses, net	15.3	16.5	42.1	51.6
Income from continuing operations before income tax expense	257.8	228.7	742.8	598.9
Income tax expense	63.5	55.4	178.0	134.2
Income from continuing operations, net of income tax	194.3	173.4	564.8	464.7
(Loss) income from discontinued operations, net of income tax	—	(0.1)	—	5.3
Net income	194.3	173.3	564.8	470.0
Less: Net income (loss) attributable to noncontrolling interests	1.5	(0.2)	2.7	1.0
Net income attributable to shareholders	$192.9	$173.5	$562.1	$469.0

Net income per share attributable to shareholders - Basic:
Continuing Operations	$1.96	$1.76	$5.72	$4.70
Discontinued Operations	$—	$—	$—	$0.05
Total	$1.96	1.76	$5.72	$4.75

Net income per share attributable to shareholders - Diluted:
Continuing Operations	$1.96	$1.75	$5.69	$4.68
Discontinued Operations	$—	$—	$—	$0.05
Total	$1.96	1.75	$5.69	$4.73

Cash dividends declared per share ordinary outstanding	$0.63	$0.57	$1.83	$1.66

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Net income	$194.3	$173.3	$564.8	$470.0
Less: Net income (loss) attributable to noncontrolling interests	1.5	(0.2)	2.7	1.0
Net income attributable to shareholders	192.9	173.5	562.1	469.0

Other comprehensive income (loss)
Defined benefit plan changes, net of taxes	—	—	0.1	(0.1)
Change in cumulative foreign currency translation adjustment	33.3	(208.5)	249.6	(45.5)
Total other comprehensive income (loss)	33.4	(208.4)	249.6	(45.6)
Comprehensive income	$226.2	$(34.9)	$811.7	$423.4

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Operating activities:
Net income	$564.8	$470.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	363.1	353.9
Deferred income taxes	(0.2)	(23.8)
Share-based compensation expense	48.8	47.6
Loss on the disposal of property, plant, equipment, and intangibles, net	3.3	3.0
Loss (gain) on disposal activities, net	0.3	(4.5)
Other items	12.2	(7.2)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	98.4	79.3
Inventories, net	(62.5)	(0.7)
Other current assets	10.0	(18.4)
Accounts payable	(5.8)	(7.5)
Accruals and other, net	(26.5)	(4.5)
Net cash provided by operating activities	1,006.0	887.3
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(278.8)	(299.2)
Proceeds from the sale of property, plant, equipment, and intangibles	10.4	—
Proceeds from the sale of businesses	—	811.4
Purchase of investments	(6.8)	—
Acquisition of businesses, net of cash acquired	(20.1)	(53.7)
Net cash (used in) provided by investing activities	(295.3)	458.6
Financing activities:
Payments on Private Placement Senior Notes	(125.0)	(80.0)
Payments on term loans	—	(638.1)
Payments under credit facilities, net	(34.8)	(319.0)
Deferred financing fees and debt issuance costs	—	(2.3)
Acquisition related deferred or contingent consideration	(0.3)	(0.3)
Repurchases of ordinary shares	(161.2)	(211.1)
Cash dividends paid to ordinary shareholders	(180.0)	(163.9)
Distributions to noncontrolling interest holders	(1.4)	(1.6)
Contributions from noncontrolling interest holders	—	2.5
Stock option and other equity transactions, net	32.3	19.4
Net cash used in financing activities	(470.3)	(1,394.3)
Effect of exchange rate changes on cash and cash equivalents	11.6	(3.4)
Increase (decrease) in cash and cash equivalents	252.0	(51.8)
Cash and cash equivalents at beginning of period	171.7	207.0
Cash and cash equivalents at end of period	$423.7	$155.2
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2025	98.1	$4,358.7	$2,726.4	$(76.1)	$13.5	$7,022.5
Comprehensive income:
Net income	—	—	192.9	—	1.5	194.3
Other comprehensive income	—	—	—	33.4	—	33.4
Repurchases of ordinary shares	(0.2)	(50.1)	—	—	—	(50.1)
Equity compensation programs and other	0.1	31.2	—	—	—	31.2
Cash dividends - $0.63 per ordinary share	—	—	(61.9)	—	—	(61.9)
Distributions to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Other changes in noncontrolling interest holders	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2025	98.1	4,339.8	2,857.4	(42.7)	13.4	$7,167.9

	Nine Months Ended December 31, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2025	98.3	$4,420.4	$2,475.3	$(292.3)	$12.4	$6,615.8
Comprehensive income:
Net income	—	—	562.1	—	2.7	564.8
Other comprehensive income	—	—	—	249.6	—	249.6
Repurchases of ordinary shares	(0.7)	(161.7)	—	—	—	(161.7)
Equity compensation programs and other	0.4	81.1	—	—	—	81.1
Cash dividends – $1.83 per ordinary share	—	—	(180.0)	—	—	(180.0)
Distributions to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Other changes in noncontrolling interest holders	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2025	98.1	4,339.8	2,857.4	(42.7)	13.4	$7,167.9

	Three Months Ended December 31, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at September 30, 2024	98.7	$4,491.0	$2,268.3	$(165.8)	$17.0	$6,610.5
Comprehensive income:
Net income	—	—	173.5	—	(0.2)	173.3
Other comprehensive loss	—	—	—	(208.4)	—	(208.4)
Repurchases of ordinary shares	(0.5)	(101.9)	—	—	—	(101.9)
Equity compensation programs and other	—	15.6	—	—	—	15.6
Cash dividends – $0.57 per ordinary share	—	—	(56.2)	—	—	(56.2)
Distributions to noncontrolling interest	—	—	—	—	(1.6)	(1.6)
Other changes in noncontrolling interest	—	—	—	—	(2.7)	(2.7)
Balance at December 31, 2024	98.2	4,404.7	2,385.7	(374.3)	12.4	$6,428.5

	Nine Months Ended December 31, 2024
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2024	98.9	$4,543.2	$2,087.6	$(328.7)	$13.2	$6,315.3
Comprehensive income:
Net income	—	—	469.0	—	1.0	470.0
Other comprehensive loss	—	—	—	(45.6)	—	(45.6)
Repurchases of ordinary shares	(1.0)	(205.5)	(7.1)	—	—	(212.6)
Equity compensation programs and other	0.4	67.0	—	—	—	67.0
Cash dividends – $1.66 per ordinary share	—	—	(163.9)	—	—	(163.9)
Contributions from noncontrolling interest	—	—	—	—	2.5	2.5
Distributions to noncontrolling interest	—	—	—	—	(1.6)	(1.6)
Other changes in noncontrolling interest	—	—	—	—	(2.7)	(2.7)
Balance at December 31, 2024	98.2	4,404.7	2,385.7	(374.3)	12.4	$6,428.5

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2025 and 2024
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
Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 11 titled, "Business Segment Information."
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the nine month period ended December 31, 2025 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2026.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2026, $50.5 million of the March 31, 2025 deferred revenue balance was recorded as revenue. During the first nine months of fiscal 2025, $57.7 million of the March 31, 2024 deferred revenue balance was recorded as revenue.
Refer to Note 8 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2025, the transaction price allocated to remaining performance obligations was approximately $1,890.1 million. We expect to recognize approximately 54% of the transaction price within one year and approximately 37% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have not yet been adopted.
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023	The standard provides guidance to enhance disclosures related to income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of income taxes paid (net of refunds received) by individual jurisdictions that represent greater than 5% of the total. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.	NA	We will disclose in accordance with this standard update upon adoption in the fourth quarter of fiscal 2026.
ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses."	November 2024
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
			NA	We are currently assessing the impact of this standard update on our disclosures in the notes to the consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software	September 2025	The standard removes all references to prescriptive and sequential software development stages and requires entities to begin capitalizing software costs when management has both authorized and committed to funding the software project, and it is probable that the project will both be completed and the software will be used to perform the function intended. Capitalized internal-use software costs are now subject to the same disclosure requirements as property, plant, and equipment (PPE), even if they are presented as intangible assets or under a different line item. The amendments in this standard are effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted.	NA	We are in the process of evaluating the impact that the standard update will have on our consolidated financial statements.
ASU 2025-10 "Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities"	December 2025	The standard provides authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The standard defines a government grant as a transfer of a monetary or tangible nonmonetary asset from a government to a business entity in a nonexchange transaction and requires a grant to be recognized only when it is probable that the entity will comply with the grant’s conditions and that the grant will be received. The amendments introduce an accounting model largely based on International Accounting Standard (IAS) 20, under which grants related to assets or income are recognized over the periods in which the related costs or expenses are incurred. The standard also amends Topic 832, which previously included only disclosure requirements, and provides guidance on presentation and repayment of grants. The guidance excludes certain transactions such as income tax items, below-market interest rate loans, and government guarantees from its scope. The amendments are effective for annual periods beginning after December 15, 2028 (including interim periods within those annual periods) for public business entities and one year later for all other entities. Early adoption is permitted.	NA	We are in the process of evaluating the impact that the standard update will have on our consolidated financial statements.

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
The following table summarizes our total pre-tax restructuring expenses recorded during the three and nine months ended December 31, 2025 and 2024 related to the Restructuring Plan:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

(in millions)	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring Plan	2025	2024	2025	2024
Severance and other compensation related (credits) costs	$(0.5)	$—	$2.8	$23.3
Lease and other contract termination and other costs	0.8	2.2	1.1	6.2
Product rationalization (credits) charges (1)	(0.3)	—	(1.3)	2.4
Accelerated depreciation and amortization	0.1	—	0.5	1.3
Total Restructuring Expense	$0.1	$2.2	$3.1	$33.1
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.

The Restructuring Plan expenses incurred during the three and nine months ended December 31, 2025 and 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $109.8 million has been recorded relating to the Restructuring Plan since inception, of which $33.3 million has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan are not expected to be significant during fiscal 2026.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2025	$18.4
Fiscal 2026 charges, net	3.9
Payments	(11.5)
Balance at December 31, 2025	$10.8

3. Business Acquisitions and Divestitures
Acquisitions
During the first nine months of fiscal 2026, we completed two tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $23.4 million, including the fair value of potential contingent consideration.
During the first nine months of fiscal 2025, we completed several tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $53.7 million.
Acquisition and integration expenses totaled $3.3 million and $5.1 million for the three and nine months ended December 31, 2025, respectively. Acquisition and integration expenses totaled $3.8 million and $9.2 million for the three and nine months ended December 31, 2024, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
Divestitures
On April 11, 2024, the Company announced its plan to sell its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. The disposal of the Dental segment met the criteria to be presented as a discontinued operation. For more information refer to Note 4 titled "Discontinued Operations."
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services business. We recorded net proceeds of $41.9 million and recognized a pre-tax gain on the sale of $19.3 million in the first nine months of fiscal 2025.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
4. Discontinued Operations
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
The following table summarizes the major line items constituting pre-tax income of discontinued operations associated with the Dental segment for the three and nine months ended December 31, 2024:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in millions)	2024	2024
Revenues:
Product	$—	$63.9
Cost of revenues:
Product	—	35.1
Gross profit:	—	28.8
Operating expenses:
Selling, general, and administrative	—	13.5
Research and development	—	0.4
Income from operations (1)	—	15.0
Non-operating expenses (income), net	—	—
Pre-tax loss on sale	(0.1)	(8.2)
(Loss) income before income tax expense	(0.1)	6.7
Income tax (benefit) expense	—	1.4
(Loss) income from discontinued operations, net of income tax	(0.1)	5.3
(1) Income from operations for the nine month period ended December 31, 2024 includes two months of operating results prior to the transaction close on May 31, 2024 and excludes depreciation and amortization of property, plant, equipment, and intangible assets subsequent to the held for sale classification as of March 2, 2024.
The effective income tax rate for the three and nine month periods ending December 31, 2024 from discontinued operations were 21.6% and 21.4%, respectively.
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
For the Three and Nine Months Ended December 31, 2025 and 2024
5. Inventories, Net
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

(in millions)	December 31, 2025	March 31, 2025

Raw materials	$236.8	$213.1
Work in process	92.9	83.1
Finished goods	384.0	334.9
Reserve for excess and obsolete inventory	(40.2)	(49.8)
Inventories, net	$673.5	$581.3

6. Property, Plant, and Equipment
Information related to the major categories of our depreciable assets is as follows:

(in millions)	December 31, 2025	March 31, 2025
Land and land improvements (1)	$112.2	$106.1
Buildings and leasehold improvements	897.7	832.1
Machinery and equipment	1,315.5	1,205.4
Information systems	309.5	282.1
Radioisotope	829.2	749.8
Construction in progress (1)	586.6	512.1
Total property, plant, and equipment	4,050.7	3,687.7
Less: accumulated depreciation and depletion	(1,917.5)	(1,731.1)
Property, plant, and equipment, net	$2,133.2	$1,956.5
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

7. Debt
Indebtedness was as follows:

(in millions)	December 31, 2025	March 31, 2025

Short-term debt
Private Placement Senior Notes	$—	$125.0
Total short-term debt	$—	$125.0

Long-term debt
Private Placement Senior Notes	$562.6	$549.2
Revolving Credit Facility	—	34.8
Deferred financing costs	(14.2)	(15.3)
Senior Public Notes	1,350.0	1,350.0
Total long-term debt	$1,898.4	$1,918.7
Total debt	$1,898.4	$2,043.7
On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation, STERIS Limited, and STERIS Irish FinCo Unlimited Company, each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
8. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

(in millions)	December 31, 2025	March 31, 2025
Accrued payroll and other related liabilities:
Compensation and related items	$52.0	$69.8
Accrued vacation/paid time off	19.5	16.2
Accrued bonuses	80.8	66.5
Accrued employee commissions	32.3	37.4
Other postretirement benefit obligations-current portion	1.0	1.0
Other employee benefit plans obligations-current portion	2.6	1.8
Total accrued payroll and other related liabilities	$188.0	$192.7
Accrued expenses and other:
Deferred revenues	$58.8	$57.5
Service liabilities	137.2	107.8
Self-insured risk reserves-current portion	15.9	15.1
Illinois EO litigation settlement	43.2	48.2
Accrued dealer commissions	33.8	32.1
Accrued warranty	17.0	16.3
Asset retirement obligation-current portion	0.6	0.6
Accrued interest	17.1	7.8
Other	81.4	82.8
Total accrued expenses and other	$405.0	$368.1
Other liabilities:
Self-insured risk reserves-long-term portion	$24.0	$24.0
Other postretirement benefit obligations-long-term portion	4.7	4.8
Defined benefit pension plans obligations-long-term portion	3.9	3.3
Other employee benefit plans obligations-long-term portion	1.7	1.3
Accrued long-term income taxes	1.9	1.9
Asset retirement obligation-long-term portion	14.8	13.8
Other	16.4	12.7
Total other liabilities	$67.4	$61.9
9. Income Taxes
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA") which contains substantial changes to its tax policies. Business provisions in the OBBBA, some of which were extensions of those established in the Tax Cuts and Jobs Act, include favorable cost recovery allowances, changes to U.S. international tax rules, and changes to energy and environmental related incentives. The law has multiple effective dates, with certain provisions applicable to years beginning after fiscal 2026. The law did not have a material impact on our consolidated financial statements for the three and nine month periods ended December 31, 2025, and we do not expect it to have a material impact on our effective tax rate.
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended December 31, 2025 and 2024 from continuing operations were 24.6% and 24.2%, respectively. The effective income tax rates for the nine month periods ended December 31, 2025 and 2024 from continuing operations were 24.0% and 22.4%, respectively. The fiscal 2026 effective tax rates increased when

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
compared to fiscal 2025, primarily due to changes in geographic mix of projected profits and unfavorable changes in discrete items.
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
In the fourth quarter of fiscal 2021, we completed an appeals process with the U.S. Internal Revenue Service (the “IRS”) regarding proposed audit adjustments related to deductibility of interest paid on intercompany debt for fiscal years 2016 through 2017. An agreement was reached on final interest rates, which also impacted subsequent years through 2020. The total federal, state, and local tax impact of the settlement including interest is approximately $12.0 million for the fiscal years 2016 through 2020, materially all of which has been paid through December 31, 2025.
In November 2023, we received two Notices of Deficiency from the IRS regarding the previously disclosed deemed dividend inclusions and associated withholding tax matter. The notices relate to the fiscal and calendar year 2018. The IRS adjustments would result in a cumulative tax liability of approximately $50.0 million, excluding any interest and penalties, if ultimately assessed. We are contesting the IRS’s assertions and have filed petitions with the U.S. Tax Court. We have not established reserves related to these notices. An unfavorable outcome is not expected to have a material adverse impact on our consolidated financial position but could be material to our consolidated results of operations and cash flows for any one period.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
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
Illinois EO Litigation Settlement
A subsidiary of the Company was sued in Illinois state court by individual plaintiffs who worked or resided near a facility in Lake County, Illinois, where the subsidiary provided sterilization services using ethylene oxide (“EO”) from January 2005 to September 2008. The plaintiffs filed separate suits in which each alleged that they were diagnosed with one or more types of cancer, allegedly resulting from exposure to EO emissions from the facility into the ambient air.
On March 3, 2025, the Company entered into binding confidential term sheets ("Term Sheets") with plaintiffs’ counsel, as well as settlement agreements with several plaintiffs which were at the time scheduled for trial in fiscal 2026. On October 29, 2025, the Company entered into binding confidential settlement agreements (“Settlement Agreements”) with plaintiffs’ counsel, containing terms and provisions consistent with the Term Sheets. The Settlement Agreements are expected to lead to resolution of substantially all of the claims for personal injury related to EO that are currently pending in the Circuit Court of Cook County, Illinois.
Pursuant to the Settlement Agreements, the Company agreed to pay up to $48.2 million to settle claims. We recorded a charge for this amount in fiscal 2025, and the remaining liability is included in the "Accrued expenses and other" line within our Consolidated Balance Sheets. None of the Settlement Agreements are an admission of liability or that emissions from the Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas. The Settlement Agreements establish a claims administration process that includes guidelines and procedures for administering individual settlements, which process is expected to continue into fiscal 2027. The Company anticipates dismissal of all pending EO-

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
related claims brought by the covered plaintiffs upon completion of the claims administration process and approval by the court.
The Company may exercise walkaway rights with respect to the claims covered by the Settlement Agreements if certain agreed terms are not fulfilled, including if a substantial number of plaintiffs in such cases do not agree to settle or are disqualified under the applicable terms or the resulting settlements are ultimately not approved by the court. In the event it exercises its walkaway rights, the Company is prepared to continue to defend itself in the litigation and reserves all legal and factual defenses against such claims.
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
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as OR and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in ORs, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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
For the three and nine months ended December 31, 2025 and 2024, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
The following table compares business segment revenues and business segment and Corporate operating income for the three months ended December 31, 2025 and 2024:

Three Months Ended December 31, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$1,063.8	$286.6	$145.8	—	$1,496.2

Segment expenses
Cost of revenues	615.6	141.1	65.6
Selling, general, and administrative	164.8	15.4	15.6
Research and development	25.2	0.8	2.8
Total income from operations before adjustments	$258.1	$129.2	$61.8	$(106.0)	$343.1
Less: Adjustments
Amortization of acquired intangible assets (1)					65.4
Acquisition and integration related charges (2)					3.3
Tax restructuring costs (3)					—
Amortization of inventory and property "step up" to fair value (1)					1.1
Restructuring charges (4)					0.1
Total income from operations					$273.2

Three Months Ended December 31, 2024
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$976.0	$258.1	$136.4	$—	$1,370.6

Segment expenses
Cost of revenues	552.4	127.9	60.9
Selling, general, and administrative	153.5	13.3	15.0
Research and development	23.2	1.2	2.4
Total income from operations before adjustments	$246.9	$115.8	$58.1	$(100.8)	$320.0
Less: Adjustments
Amortization of acquired intangible assets (1)					67.2
Acquisition and integration related charges (2)					3.8
Tax restructuring credits (3)					0.1
Amortization of inventory and property "step up" to fair value (1)					1.3
Restructuring charges (4)					2.2
Total income from operations					$245.3
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
The following table compares business segment revenues and business segment and Corporate operating income for the nine months ended December 31, 2025 and 2024:

Nine Months Ended December 31, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,072.3	$849.3	$425.9	$—	$4,347.5

Segment expenses
Cost of revenues	1,765.1	410.6	190.0
Selling, general, and administrative	481.8	42.6	47.7
Research and development	72.2	2.5	7.8
Total income from operations before adjustments	$753.1	$393.6	$180.4	$(330.1)	$997.0
Less: Adjustments
Amortization of acquired intangible assets (1)					199.6
Acquisition and integration related charges (2)					5.1
Tax restructuring costs (3)					0.5
Amortization of inventory and property "step up" to fair value (1)					3.8
Restructuring charges (4)					3.0
Total income from operations					$785.0

Nine Months Ended December 31, 2024
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$2,821.5	$764.7	$392.8	$—	$3,979.0

Segment expenses
Cost of revenues	1,604.9	377.9	177.2
Selling, general, and administrative	455.4	40.6	44.4
Research and development	69.4	2.7	6.7
Total income from operations before adjustments	$691.8	$343.4	$164.4	$(299.7)	$899.9
Less: Adjustments
Amortization of acquired intangible assets (1)					202.9
Acquisition and integration related charges (2)					9.2
Tax restructuring costs (3)					0.1
Amortization of inventory and property "step up" to fair value (1)					4.1
Restructuring charges (4)					33.1
Total income from operations					$650.5
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
For the Three and Nine Months Ended December 31, 2025 and 2024
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

(in millions)	December 31, 2025	March 31, 2025
Assets
Healthcare and Life Sciences	$7,004.5	$6,806.4
AST	3,586.9	3,340.4
Total assets	$10,591.4	$10,146.8

	Nine Months Ended December 31,
(in millions)	2025	2024
Capital Expenditures
Healthcare and Life Sciences	$99.8	$117.7
AST	179.0	181.5
Total Capital Expenditures	$278.8	$299.2
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$247.9	$248.4
AST	115.2	105.5
Total Depreciation, Depletion, and Amortization	$363.1	$353.9
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

(in millions)	December 31, 2025	March 31, 2025
Property, Plant, and Equipment, Net
Ireland	$90.5	$74.9
United States	1,074.9	1,008.7
Other locations	967.8	872.9
Property, Plant, and Equipment, Net	$2,133.2	$1,956.5

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2025	2024	2025	2024
Revenues:
Ireland	$26.7	$24.1	$76.6	$69.1
United States	1,087.1	1,002.6	3,188.0	2,929.0
Other locations	382.3	343.9	1,083.0	980.9
Total Revenues	$1,496.2	$1,370.6	$4,347.5	$3,979.0

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

Additional information regarding our fiscal 2026 and fiscal 2025 revenue is disclosed in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2025	2024	2025	2024
Healthcare:
Capital equipment	$272.1	$254.8	$758.8	$719.2
Consumables	387.1	358.2	1,120.2	1,043.3
Service	404.7	363.0	1,193.3	1,059.0
Total Healthcare Revenues	$1,063.8	$976.0	$3,072.3	$2,821.5
AST:
Capital equipment	$10.2	$5.0	$13.9	$14.9
Service	276.4	253.1	835.4	749.8
Total AST Revenues	$286.6	$258.1	$849.3	$764.7
Life Sciences:
Capital equipment	$33.3	$31.1	$91.9	$80.6
Consumables	75.9	68.7	228.5	210.6
Service	36.5	36.6	105.6	101.6
Total Life Sciences Revenues	$145.8	$136.4	$425.9	$392.8
Total Revenues	$1,496.2	$1,370.6	$4,347.5	$3,979.0

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in millions):	2025	2024	2025	2024
Weighted average shares outstanding—basic	98.2	98.5	98.3	98.7
Dilutive effect of share equivalents	0.4	0.5	0.5	0.5
Weighted average shares outstanding and share equivalents—diluted	98.6	98.9	98.8	99.2
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in millions)	2025	2024	2025	2024
Number of share options	0.6	0.8	0.6	0.7
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.
13. Repurchases of Ordinary Shares
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges). As of December 31, 2025, there was $150.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the authorization, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2026, we repurchased 0.6 million of our ordinary shares for the aggregate amount of $150.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the share repurchase program. During the first nine months of fiscal 2025, we repurchased 0.9 million of our ordinary shares for the aggregate amount of $200.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the share repurchase program.
During the first nine months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.2 million in connection with share-based compensation award programs. During the first nine months of fiscal 2025, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.0 million in connection with share-based compensation award programs.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of December 31, 2025, 1.7 million ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

The following weighted average assumptions were used for options granted during the first nine months of fiscal 2026 and 2025:

	Fiscal 2026	Fiscal 2025
Risk-free interest rate	4.03%	4.21%
Expected life of options	6.1 years	6.1 years
Expected dividend yield of stock	1.11%	0.94%
Expected volatility of stock	28.16%	28.42%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2025	1,823,883	$185.51
Granted	187,058	266.29
Exercised	(259,448)	125.70
Forfeited	(5,873)	244.94
Outstanding at December 31, 2025	1,745,620	$203.13	5.9 years	$90.3
Exercisable at December 31, 2025	1,248,401	$184.70	4.9 years	$85.9
We estimate that 0.5 million of the non-vested stock options outstanding at December 31, 2025 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $253.52 closing price of our ordinary shares on December 31, 2025 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2026 and fiscal 2025 was $32.9 million and $24.6 million, respectively. Net cash proceeds from the exercise of stock options were $32.3 million and $19.4 million for the first nine months of fiscal 2026 and fiscal 2025, respectively.
The weighted average grant date fair value of stock option grants was $66.19 and $67.81 for the first nine months of fiscal 2026 and fiscal 2025, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2025	449,131	29,555	$214.21
Granted	164,937	17,274	241.32
Vested	(135,708)	(13,346)	206.89
Forfeited	(14,443)	(2,265)	219.58
Non-vested at December 31, 2025	463,917	31,218	$226.55
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2026 at the time of grant was $30.6 million.
As of December 31, 2025, there was a total of $54.6 million in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.6 years.
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
Changes in our warranty liability during the first nine months of fiscal 2026 were as follows:

(in millions)	Warranties
Balance at March 31, 2025	$16.3
Warranties issued during the period	15.2
Settlements made during the period	(14.5)
Balance at December 31, 2025	$17.0
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
At December 31, 2025, we held net foreign currency forward contracts to sell 9.8 million euros, 4.0 million Australian dollars, and 7.0 million New Zealand dollars. At December 31, 2025, we held commodity swap contracts to buy 0.1 million pounds of nickel.

(in millions)	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Prepaid & other	$—	$0.1	$—	$—
Accrued expenses and other	$—	$—	$1.0	$0.6

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

(in millions)	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2025	2024	2025	2024
Foreign currency forward contracts	Selling, general and administrative	$(0.3)	$(2.6)	$0.2	$0.3
Commodity swap contracts	Cost of revenues	$0.1	$(0.3)	$(0.2)	$(0.2)
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2025 and March 31, 2025:

			Fair Value Measurements
(in millions)	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Assets:
Cash and cash equivalents	$423.7	$171.7	$423.7	$171.7	$—	$—	$—	$—
Forward and swap contracts (1)	—	0.1	—	—	—	0.1	—	—
Equity investments (2)	1.4	1.1	1.4	1.1	—	—	—	—
Other investments	3.2	3.0	3.2	3.0	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$1.0	$0.6	$—	$—	$1.0	$0.6	$—	$—
Deferred compensation plans (2)	1.6	1.2	1.6	1.2	—	—	—	—
Debt (3)	1,898.4	2,043.7	—	—	1,671.1	1,756.5	—	—
Contingent consideration obligations (4)	6.3	3.2	—	—	—	—	6.3	3.2
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest income and miscellaneous (income) expense line of the Consolidated Statements of Income. During the first nine months of fiscal 2026 and 2025, we recorded gains of $0.2 million and $0.1 million, respectively, related to these investments.
(3) We estimate the fair value of our debt using discounted cash flow analyses, based on estimated current incremental borrowing rates for similar types of borrowing arrangements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2025 and 2024
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

As of December 31, 2025 and March 31, 2025, we also held $21.2 million and $14.3 million, respectively, of other investments without readily determinable fair values measured at cost and classified as level 3. These investments are included in Other assets on the Consolidated Balance Sheets.
18. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2025 and 2024 were as follows:

(in millions)	Defined Benefit Plans (1)		Foreign Currency Translation		Total Accumulated Other Comprehensive Loss
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(0.6)	$(0.6)	$(75.5)	$(291.8)	$(76.1)	$(292.3)
Other Comprehensive Income (Loss) before reclassifications	0.1	0.3	33.3	251.6	33.5	251.9
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.1)	(0.3)	—	(2.0)	(0.1)	(2.3)
Net current-period Other Comprehensive Income (Loss)	—	0.1	33.3	249.6	33.4	249.6
Balance at December 31, 2025	$(0.5)	$(0.5)	$(42.2)	$(42.2)	$(42.7)	$(42.7)

(in millions)	Defined Benefit Plans (1)		Foreign Currency Translation		Total Accumulated Other Comprehensive Loss
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(0.8)	$(0.7)	$(165.0)	$(327.9)	$(165.8)	$(328.7)
Other Comprehensive (Loss) Income before reclassifications	0.1	0.1	(208.4)	(72.6)	(208.3)	(72.4)
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.1)	(0.2)	—	27.1	(0.1)	26.8
Net current-period Other Comprehensive Income (Loss)	—	(0.1)	(208.5)	(45.5)	(208.4)	(45.6)
Balance at December 31, 2024	$(0.8)	$(0.8)	$(373.4)	$(373.4)	$(374.3)	$(374.3)
(1) The amortization (gain) of defined benefit pension items is reported in the Interest and miscellaneous (income) expense line of our Consolidated Statements of Income.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three- and nine-month periods ended December 31, 2025 and 2024 and the consolidated statements of cash flows for the nine-month periods ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 6, 2026

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first nine months of fiscal 2026 and fiscal 2025. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2025, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
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
Acquisitions and Divestitures. During the first nine months of fiscal 2026, we completed two tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $23.4 million.
During the first nine months of fiscal 2025, we completed several tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $53.7 million.
Acquisition and integration expenses totaled $3.3 million and $5.1 million for the three and nine months ended December 31, 2025, respectively. Acquisition and integration expenses totaled $3.8 million and $9.2 million for the three and nine months ended December 31, 2024, respectively. Acquisition and integration expenses are reported in the Selling, general and administrative expenses line of our Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services ("CECS") business. We recorded net proceeds of $41.9 million and recognized a pre-tax gain on the sale of $19.3 million in the first nine months of fiscal 2025.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional

$12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been reclassified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.
For more information, see Note 4 to our consolidated financial statements titled, "Discontinued Operations."
U.S. Tax Reform. On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA") which contains substantial changes to its tax policies. Business provisions in the OBBBA, some of which were extensions of those established in the Tax Cuts and Jobs Act, include favorable cost recovery allowances, changes to U.S. international tax rules, and changes to energy and environmental related incentives. The law has multiple effective dates, with certain provisions applicable to years beginning after fiscal 2026. The law did not have a material impact on our consolidated financial statements for the three and nine month periods ended December 31, 2025, and we do not expect it to have a material impact on our effective tax rate.
Highlights. Revenues increased 9.2% to $1,496.2 million for the three months ended December 31, 2025, as compared to $1,370.6 million for the same period in the prior year. Revenues increased 9.3% to $4,347.5 million for the nine months ended December 31, 2025, as compared to $3,979.0 million for the same period in the prior year. The increase during the three and nine month periods reflects the benefits of higher volume and pricing, with all three segments contributing to growth.
Gross profit percentage for the third quarter of fiscal 2026 was 43.8% compared to the gross profit percentage for the third quarter of fiscal 2025 of 44.5%. Gross profit percentage for the first nine months of fiscal 2026 was 44.4% compared to the gross profit percentage for the first nine months of fiscal 2025 of 44.3%. The decrease in gross profit percentage for the three month period reflects favorable impacts from pricing, productivity and other cost reductions that were more than offset by unfavorable impacts from tariffs, inflation and mix. The increase in gross profit percentage for the nine month period reflects favorable impacts from pricing, productivity and other cost reductions that were partially offset by unfavorable impacts from tariff and inflation costs.
Income from operations for the third quarter of fiscal 2026 was $273.2 million, compared to income from operations of $245.3 million for the third quarter of fiscal 2025. Income from operations for the first nine months of fiscal 2026 was $785.0 million, compared to income from operations of $650.5 million for the first nine months of fiscal 2025. The increase in income from operations for the three and nine month periods is primarily due to increased volume and pricing, which was partially offset by inflation and tariff costs. Additionally, income from operations during the first nine months of fiscal 2026 reflected the benefit of lower restructuring expenses.
Cash flows from operations were $1,006.0 million and free cash flow was $737.6 million for the first nine months of fiscal 2026 compared to cash flows from operations of $887.3 million and free cash flow of $588.1 million for the first nine months of fiscal 2025 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2026 increase in cash flows from operations and free cash flow resulted from an increase in earnings when compared to the prior year. Free cash flow was also favorably impacted by a decrease in capital expenditures when compared to the same prior year period.
Our debt-to-total capital ratio was 21.1% at December 31, 2025 and 23.6% at March 31, 2025. During the first nine months of fiscal 2026, we declared and paid cash dividends totaling $1.83 per ordinary share.
Additional information regarding our financial performance during the third quarter of fiscal 2026 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1,006.0	$887.3
Purchases of property, plant, equipment, and intangibles, net	(278.8)	(299.2)
Proceeds from the sale of property, plant, equipment, and intangibles	10.4	—
Free cash flow	$737.6	$588.1
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting earnings for the first nine months of fiscal 2026 compared to the same fiscal 2025 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2025 to the revenues for the three and nine months ended December 31, 2024:

	Three Months Ended December 31,
(dollars in millions)	2025	2024	Change	Percent Change

Total revenues	$1,496.2	$1,370.6	$125.6	9.2%

Revenues by type:
Service revenues	717.3	652.2	65.0	10.0%
Consumable revenues	463.3	427.5	35.8	8.4%
Capital equipment revenues	315.6	290.9	24.7	8.5%

Revenues by geography:
Ireland revenues	26.7	24.1	2.6	10.9%
United States revenues	1,087.1	1,002.6	84.5	8.4%
Other foreign revenues	382.3	343.9	38.4	11.2%
Revenues increased 9.2% to $1,496.2 million for the three months ended December 31, 2025, as compared to $1,370.6 million for the same period in the prior year. The increase reflects organic growth in all three segments due to the benefits of higher volume and pricing.

Service revenues increased 10.0% for the three months ended December 31, 2025, as compared to the same period in the prior year, reflecting growth in Healthcare and AST. Consumable revenues increased by 8.4% for the three months ended December 31, 2025, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 8.5% for the three months ended December 31, 2025, as compared to the same period in the prior year, reflecting growth in all three segments.
Ireland revenues increased 10.9% to $26.7 million for the three months ended December 31, 2025, as compared to $24.1 million for the same period in the prior year, reflecting growth in service and consumable revenues, partially offset by a decline in capital revenues.
United States revenues increased 8.4% to $1,087.1 million for the three months ended December 31, 2025, as compared to $1,002.6 million for the same period in the prior year, reflecting growth in service, consumable, and capital revenues.
Revenues from other foreign locations increased 11.2% to $382.3 million for the three months ended December 31, 2025, as compared to $343.9 million for the same period in the prior year, reflecting growth in all regions.

	Nine Months Ended December 31,
(dollars in millions)	2025	2024	Change	Percent Change

Total revenues	$4,347.5	$3,979.0	$368.5	9.3%

Revenues by type:
Service revenues	2,132.7	1,908.4	224.3	11.8%
Consumable revenues	1,350.2	1,255.9	94.3	7.5%
Capital equipment revenues	864.6	814.6	50.0	6.1%

Revenues by geography:
Ireland revenues	76.6	69.1	7.5	10.8%
United States revenues	3,188.0	2,929.0	259.0	8.8%
Other foreign revenues	1,083.0	980.9	102.1	10.4%
Revenues increased 9.3% to $4,347.5 million for the nine months ended December 31, 2025, as compared to $3,979.0 million for the same period in the prior year. The increase reflects the benefits of higher volume and pricing, with all three segments contributing to growth.
Service revenues increased 11.8% for the nine months ended December 31, 2025, as compared to the same period in the prior year, reflecting growth in all three segments. Consumable revenues increased by 7.5% for the nine months ended December 31, 2025, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 6.1% for the nine months ended December 31, 2025, as compared to the same period in the prior year, driven by growth in the Healthcare and Life Sciences segments.
Ireland revenues increased 10.8% to $76.6 million for the nine months ended December 31, 2025, as compared to $69.1 million for the same period in the prior year, reflecting growth in service and capital revenues, which was partially offset by a decline in consumable revenues.
United States revenues increased 8.8% to $3,188.0 million for the nine months ended December 31, 2025, as compared to $2,929.0 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 10.4% to $1,083.0 million for the nine months ended December 31, 2025, as compared to $980.9 million for the same period in the prior year. The increase reflects growth in all regions.

Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and nine months ended December 31, 2025 to the three and nine months ended December 31, 2024:

	Three Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024
Gross profit:
Product	$360.7	346.6	14.1	4.1%
Service	294.8	263.7	31.1	11.8%
Total gross profit	$655.5	610.3	45.2	7.4%
Gross profit percentage:
Product	46.3%	48.3%
Service	41.1%	40.4%
Total gross profit percentage	43.8%	44.5%
Gross profit percentage for the third quarter of fiscal 2026 was 43.8% compared to the gross profit percentage for the third quarter of fiscal 2025 of 44.5%. Favorable impacts from pricing (110 basis points), productivity (40 basis points) and other cost reductions (30 basis points) were more than offset by unfavorable impacts from tariff costs (120 basis points), inflation (60 basis points), mix (60 basis points) and currency (10 basis points).

	Nine Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024
Gross profit:
Product	$1,046.1	$989.7	$56.5	5.7%
Service	883.2	771.9	111.3	14.4%
Total gross profit	$1,929.4	$1,761.6	$167.8	9.5%
Gross profit percentage:
Product	47.2%	47.8%
Service	41.4%	40.4%
Total gross profit percentage	44.4%	44.3%
Gross profit percentage for the first nine months of fiscal 2026 was 44.4% compared to gross profit percentage for the first nine months of fiscal of 2025 of 44.3%. Favorable impacts from pricing (120 basis points), productivity (60 basis points) and other cost reductions (40 basis points) were partially offset by unfavorable impacts from tariff costs (90 basis points), inflation (80 basis points), material costs (20 basis points), mix (10 basis points) and currency (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2025 to the three and nine months ended December 31, 2024:

	Three Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024
Operating expenses:
Selling, general, and administrative	$352.3	$335.5	$16.8	5.0%
Research and development	29.5	27.4	2.1	7.7%
Restructuring expenses	0.4	2.2	$(1.8)	(80.7)%
Total operating expenses	$382.3	$365.0	$17.3	4.7%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024
Operating expenses:
Selling, general, and administrative	$1,055.9	$1,000.4	$55.5	5.5%
Research and development	84.1	80.0	4.2	5.2%
Restructuring expenses	4.4	30.7	(26.4)	(85.8)%
Total operating expenses	$1,144.4	$1,111.1	$33.3	3.0%

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 5.0% and 5.5% in the three and nine month periods ended December 31, 2025, respectively, compared to the same prior year periods. The increase in SG&A during the three months ended December 31, 2025, compared to the same prior year period, is primarily attributable to increased compensation and benefit costs. The increase in SG&A during the nine months ended December 31, 2025, compared to the same prior year period, is primarily attributable to increased compensation and benefit costs, unfavorable foreign currency movements, and increased bad debt expense, which were partially offset by lower fees for professional services.
Research and Development. Research and development expenses increased 7.7% and 5.2% in the three and nine month periods ended December 31, 2025, respectively, compared to the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2026, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
The following table summarizes our total pre-tax restructuring expenses recorded during the three and nine months ended December 31, 2025 and 2024 related to the Restructuring Plan:

(in millions)	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring Plan	2025	2024	2025	2024
Severance and other compensation related (credits) costs	$(0.5)	$—	$2.8	$23.3
Lease and other contract termination and other costs	0.8	2.2	1.1	6.2
Product rationalization (credits) charges(1)	(0.3)	—	(1.3)	2.4
Accelerated depreciation and amortization	0.1	—	0.5	1.3
Total Restructuring Expense	$0.1	$2.2	$3.1	$33.1
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during the three and nine months ended December 31, 2025 and 2024 primarily related to actions taken within our Healthcare segment. Total pre-tax restructuring expense of $109.8 million has been recorded relating to the Restructuring Plan since inception, of which $33.3 million has been recorded in Cost of revenues. Additional costs with respect to our Restructuring Plan are not expected to be significant during fiscal 2026.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2025	$18.4
Fiscal 2026 charges, net	3.9
Payments	(11.5)
Balance at December 31, 2025	$10.8

Non-Operating Expenses, Net. The following tables compare our net non-operating expenses for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in millions)	2025	2024	Change
Non-operating expenses, net:
Interest expense	$14.9	$19.1	$(4.2)
Interest and miscellaneous income	(2.9)	(2.4)	(0.4)
Other expense (income), net	3.3	(0.1)	3.4
Non-operating expenses, net	$15.3	$16.5	$(1.2)

	Nine Months Ended December 31,
(in millions)	2025	2024	Change
Non-operating expenses, net:
Interest expense	$45.6	$69.1	$(23.5)
Interest and miscellaneous income	(7.0)	(4.9)	(2.1)
Other expense (income), net	3.5	(12.7)	16.2
Non-operating expenses, net	$42.1	$51.6	$(9.5)
Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous (income) expense.
Interest expense decreased $4.2 million and $23.5 million during the third quarter and first nine months of fiscal 2026, respectively, as compared to the same prior year periods, primarily due to the lower principal amount of debt outstanding. For more information, refer to Note 7 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income increased $0.4 million and $2.1 million during the third quarter and first nine months of fiscal 2026, respectively, when compared to the same prior year periods.
Other expense (income), net increased $3.4 million and increased $16.2 million during the third quarter and first nine months of fiscal 2026, when compared to the same prior year periods. Other expense (income), net during the third quarter and first nine months of fiscal 2026 related to a loss on impairment of fixed assets which was partially offset by a gain recognized on the sale of a building, related to disposal activities. Other expense (income), net during the third quarter of fiscal 2025 related to a loss recorded on an equity investment. Other expense (income), net for the first nine months of fiscal 2025 primarily related to the sale of our CECS business, which was partially offset by a loss recorded on an equity investment. For more information on our divestiture activity, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024

Income tax expense	$63.5	$55.4	$8.1	14.6%
Effective income tax rate	24.6%	24.2%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in millions)	2025	2024

Income tax expense	$178.0	$134.2	$43.8	32.6%
Effective income tax rate	24.0%	22.4%
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

The effective income tax rates from continuing operations for the three month periods ended December 31, 2025 and 2024 were 24.6% and 24.2%, respectively. The effective income tax rates from continuing operations for the nine month periods ended December 31, 2025 and 2024 were 24.0% and 22.4%, respectively. The fiscal 2026 effective tax rates increased when compared to fiscal 2025, primarily due to changes in geographic mix of projected profits and unfavorable changes in discrete items.
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
Our Healthcare segment provides a comprehensive offering for healthcare providers worldwide, focused on sterile processing departments and procedural centers, such as OR and endoscopy suites. Our products and services range from infection prevention consumables and capital equipment, as well as services to maintain that equipment; to the repair of re-usable procedural instruments; to outsourced instrument reprocessing services. In addition, our procedural products also include endoscopy accessories, instruments, and capital equipment infrastructure used primarily in ORs, ambulatory surgery centers, endoscopy suites, and other procedural areas.
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
For the three and nine months ended December 31, 2025 and 2024, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
	2025	2024	2025	2024	2025	2025	2025	2025
Segment revenues:
Healthcare	$1,063.8	$976.0	$—	$—	$7.8	9.0%	9.0%	8.2%
AST	286.6	258.1	—	—	8.0	11.0%	11.0%	7.9%
Life Sciences	145.8	136.4	—	$—	2.6	6.9%	6.9%	5.0%
Total	$1,496.2	$1,370.6	$—	$—	$18.4	9.2%	9.2%	7.8%

	Nine Months Ended December 31, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2025	2024	2025	2024	2025	2025	2025	2025
Segment revenues:
Healthcare	$3,072.3	$2,821.5	$—	$—	$17.2	8.9%	8.9%	8.3%
AST	849.3	764.7	—	—	19.8	11.1%	11.1%	8.5%
Life Sciences	425.9	392.8	—	—	5.9	8.4%	8.4%	6.9%
Total	$4,347.5	$3,979.0	$—	$—	$42.9	9.3%	9.3%	8.2%
Organic revenue growth and constant currency organic revenue growth are non-GAAP financial measures of revenue performance. See "Non-GAAP Financial Measures" for more information.
Healthcare revenues increased 9.0% to $1,063.8 million for the three months ended December 31, 2025, as compared to $976.0 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 11.5%, 8.0% and 6.8%, respectively. The constant currency organic growth of 8.2% is primarily due to increased volume, impacting revenues by a high-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage. Healthcare revenues increased 8.9% to $3,072.3 million for the nine months ended December 31, 2025, as compared to $2,821.5 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 12.7%, 7.4% and 5.5%, respectively. The constant currency organic growth of 8.3% is primarily due to increased volume, impacting revenues by a high-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Healthcare segment's backlog at December 31, 2025 was $429.0 million. The Healthcare segment's backlog at December 31, 2024 was $434.9 million. The decrease is primarily due to the timing of shipments.
AST revenues increased 11.0% to $286.6 million for the three months ended December 31, 2025, as compared to $258.1 million for the same prior year period. The constant currency organic growth of 7.9% is primarily due to increased pricing, impacting revenue by a mid-single digit percentage, and volume, impacting revenues by a low-single digit percentage, with growth in service and capital equipment. AST revenues increased 11.1% to $849.3 million for the nine months ended December 31, 2025, as compared to $764.7 million for the same prior year period. The constant currency organic growth of 8.5% is primarily due to increased pricing and volume, with pricing impacting revenues by a mid-single digit percentage, and volume impacting revenues by a low-single digit percentage, with service growth partially offset by a decline in capital equipment.
Life Sciences revenues increased 6.9% to $145.8 million for the three months ended December 31, 2025, as compared to $136.4 million for the same prior year period. This increase reflects growth in consumable and capital equipment revenues of 10.6% and 7.2%, respectively, partially offset by a decline in service revenue of 0.4%. The constant currency organic growth of 5.0% is primarily due to increased volume and pricing, both impacting revenues by a low-single digit percentage. Life Sciences revenues increased 8.4% to $425.9 million for the nine months ended December 31, 2025, as compared to $392.8 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 14.0%, 8.5% and 3.9%, respectively. The constant currency organic growth of 6.9% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.

The Life Sciences backlog at December 31, 2025 was $113.4 million. The Life Sciences backlog at December 31, 2024 was $85.1 million. The increase is primarily due to the timing of shipments.
The following table compares business segment and Corporate operating income for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2025	2024	2025	2024
Revenues:
Healthcare	$1,063.8	$976.0	$3,072.3	$2,821.5
Applied Sterilization Technologies	286.6	258.1	849.3	764.7
Life Sciences	145.8	136.4	425.9	392.8
Total revenues	$1,496.2	$1,370.6	$4,347.5	$3,979.0
Income (loss) from operations before adjustments:
Healthcare	$258.1	$246.9	$753.1	$691.8
AST	129.2	115.8	393.6	343.4
Life Sciences	61.8	58.1	180.4	164.4
Corporate	(106.0)	(100.8)	(330.1)	(299.7)
Total income from operations before adjustments	$343.1	$320.0	$997.0	$899.9
Less: Adjustments
Amortization of acquired intangible assets (1)	$65.4	$67.2	$199.6	$202.9
Acquisition and integration related charges (2)	3.3	3.8	5.1	9.2
Tax restructuring costs (3)	—	0.1	0.5	0.1
Amortization of inventory and property "step up" to fair value (1)	1.1	1.3	3.8	4.1
Restructuring charges (4)	0.1	2.2	3.0	33.1
Total income from operations	$273.2	$245.3	$785.0	$650.5
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
The Healthcare segment’s operating income increased 4.5% to $258.1 million for the three months ended December 31, 2025, as compared to $246.9 million in the same prior year period. The segment's operating margins were 24.3% and 25.3% for the third quarter of fiscal 2026 and 2025, respectively. The Healthcare segment’s operating income increased 8.9% to $753.1 million for the nine months ended December 31, 2025, as compared to $691.8 million in the same prior year period. The segment's operating margins were 24.5% in each of the first nine months of fiscal 2026 and 2025. The increase in operating income for the three and nine month periods ended December 31, 2025 is primarily due to the benefits of higher volume, pricing, productivity, and the benefit of prior restructuring efforts, which were partially offset by increased tariff costs and inflation. The decrease in operating margin for the three month period ended December 31, 2025 is primarily due to increased tariff costs and inflation, which were partially offset by the benefits of higher volume, pricing, productivity, and the benefit of prior restructuring efforts. Operating margin for the nine month period ended December 31, 2025 remained consistent with the same prior year period, as the benefits of increased volume, pricing, and productivity were offset by inflation and mix.
The AST segment's operating income increased 11.6% to $129.2 million for the three months ended December 31, 2025, as compared to $115.8 million during the same prior year period. The segment's operating margins were 45.1% and 44.8% for the third quarter of fiscal 2026 and 2025, respectively. The AST segment's operating income increased 14.6% to $393.6 million for the nine months ended December 31, 2025, as compared to $343.4 million during the same prior year period. The segment's operating margins were 46.3% and 44.9% for the first nine months of fiscal 2026 and 2025, respectively. The increase in operating income and margin for the three and nine month periods ended December 31, 2025 is primarily due to increased pricing and volume which were partially offset by increased energy and labor inflation costs and unfavorable mix.

The Life Sciences segment’s operating income increased 6.3% to $61.8 million for the three months ended December 31, 2025, as compared to $58.1 million for the same prior year period. The segment's operating margins were 42.4% and 42.6% for the third quarter of fiscal 2026 and 2025, respectively. The Life Sciences segment’s operating income increased 9.7% to $180.4 million for the nine months ended December 31, 2025, as compared to $164.4 million for the same prior year period. The segment's operating margins were 42.4% and 41.9% for the first nine months of fiscal 2026 and 2025, respectively. The changes in segment operating income and margin for the three month period ended December 31, 2025 are primarily due to favorable volume and pricing which were offset by increased tariff costs and inflation. The increases in segment operating income and margin for the nine month period ended December 31, 2025 is primarily due to favorable volume and pricing which were partially offset by increased tariff costs and inflation.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$1,006.0	$887.3
Net cash (used in) provided by investing activities	$(295.3)	$458.6
Net cash used in financing activities	$(470.3)	$(1,394.3)
Debt-to-total capital ratio	21.1%	25.2%
Free cash flow	$737.6	$588.1
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $1,006.0 million for the first nine months of fiscal 2026 and $887.3 million for the first nine months of fiscal 2025. The fiscal 2026 increase in cash flows from operations resulted from an increase in earnings when compared to the prior year.
Net Cash Used In/Provided by Investing Activities – The net cash used in investing activities totaled $295.3 million for the first nine months of fiscal 2026 and net cash provided by investing activities totaled $458.6 million for the first nine months of fiscal 2025. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2026 and fiscal 2025:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $278.8 million for the first nine months of fiscal 2026 and $299.2 million during the same prior year period. The fiscal 2026 decrease is due to the timing of capital spending.
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
•Acquisition of businesses, net of cash acquired – During the first nine months of fiscal 2026 and 2025, we used $20.1 million and $53.7 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $470.3 million for the first nine months of fiscal 2026 compared to net cash used in financing activities of $1,394.3 million for the first nine months of fiscal 2025. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2026 and fiscal 2025:
•Payments on Private Placement Senior Notes – During the first nine months of fiscal 2026 and 2025, we repaid $125.0 million and $80.0 million, respectively, of Private Placement Senior Notes upon maturity. For more information on our Private Placement Senior Notes, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
•Payments on term loans – During the first nine months of fiscal 2025, we repaid $638.1 million of our term loans. The fiscal 2025 payment was primarily due to the use of proceeds from the sale of the Dental segment to pay off our outstanding term loans. For more information on our term loans, refer to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."

•Payments under credit facilities, net – Net payments under credit facilities totaled $34.8 million and $319.0 million for the first nine months of fiscal 2026 and 2025, respectively. The fiscal 2025 payments were primarily due to the use of proceeds from the sale of the Dental segment to pay down balances due under our credit agreement dated as of March 19, 2021. For more information on our indebtedness, refer to Note 7 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. For more information regarding the sale of the Dental segment, refer to Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Repurchases of ordinary shares – During each of the first nine month periods of fiscal 2026 and 2025, we obtained 0.1 million of our ordinary shares in connection with share-based compensation award programs in the aggregate amounts of $11.2 million and $11.0 million, respectively. During the first nine month periods of fiscal 2026 and 2025, we purchased 0.6 million and 0.9 million, respectively, of our ordinary shares for the aggregate amount of $150.0 million and $200.0 million, respectively, through our share repurchase program. For more information on our share repurchases, refer to Note 13 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025.
•Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2026, we paid total cash dividends of $180.0 million, or $1.83 per outstanding share. During the first nine months of fiscal 2025, we paid total cash dividends of $163.9 million, or $1.66 per outstanding share.
•Transactions with noncontrolling interest holders – During the first nine months of fiscal 2025, we received contributions of $2.5 million from noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2026 and fiscal 2025, we received cash proceeds totaling $32.3 million and $19.4 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $1,006.0 million for the first nine months of fiscal 2026 and $887.3 million for the first nine months of fiscal 2025. Free cash flow was $737.6 million in the first nine months of fiscal 2026 compared to $588.1 million in the first nine months of fiscal 2025 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2026 increase in cash flows from operations and free cash flow resulted from an increase in earnings when compared to the prior year. Free cash flow was also impacted by a decrease in capital expenditures when compared to the same prior year period.
Our debt-to-total capital ratio was 21.1% at December 31, 2025 and 25.2% at December 31, 2024.
Material Future Cash Obligations and Commercial Commitments. Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 29, 2025. Our commercial commitments were approximately $163.2 million at December 31, 2025, reflecting a net increase of $35.8 million in surety bonds and other commercial commitments from March 31, 2025. We had no outstanding borrowings under our Revolving Credit Facility as of December 31, 2025. We had $9.4 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2025.
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
The following tables present summarized results of operations for the nine months ended December 31, 2025 and summarized balance sheet information at December 31, 2025 and March 31, 2025 for the obligor group of the Senior Public Notes. The obligor group consists of the Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in millions)	Nine Months Ended
December 31,
2025

Revenues	$2,423.4
Gross profit	1,321.0
Operating costs arising from transactions with non-issuers and non-guarantors, net	526.8
Income from operations	616.2
Non-operating income arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	709.4
Net income	$707.7

Summarized Balance Sheet Information
(in millions)
	December 31,	March 31,
	2025	2025
Receivables due from non-issuers and non-guarantor subsidiaries	$21,120.4	$19,931.5
Other current assets	917.5	830.5
Total current assets	$22,037.9	$20,762.0

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,282.2	$1,278.4
Goodwill	298.0	297.2
Other non-current assets	614.6	632.6
Total non-current assets	$2,194.8	$2,208.2

Payables due to non-issuers and non-guarantor subsidiaries	$25,321.7	$23,557.2
Other current liabilities	309.7	333.7
Total current liabilities	$25,631.4	$23,891.0

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285.9	$285.6
Other non-current liabilities	1,910.0	2,060.8
Total non-current liabilities	$2,195.9	$2,346.4
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
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the third quarter of fiscal 2026, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2026. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At December 31, 2025, we held net foreign currency forward contracts to sell 9.8 million euros, 4.0 million Australian dollars, and 7.0 million New Zealand dollars.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At December 31, 2025, we held commodity swap contracts to buy 0.1 million pounds of nickel.
ITEM 4.    CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges). As of December 31, 2025, there was $150.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Board authorized share repurchase program. The share repurchase program has no specified expiration date.
Under the May 3, 2023 share repurchase program, the Company may repurchase its shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time.
During the first nine months of fiscal 2026, we repurchased 0.6 million of our ordinary shares for the aggregate amount of $150.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the share repurchase program.
During the first nine months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.2 million in connection with share-based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2026 under our ordinary share repurchase program:

(in millions, except per share data)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$200.0
November 1-30	0.1		265.72		0.1	189.4
December 1-31	0.1		257.70		0.1	150.0
Total	0.2	(1)	$259.78	(1)	0.2	$150.0
(1) Does not include eight shares purchased during the quarter at an average price of $256.29 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K, except as follows:
On November 19, 2025, J. Adam Zangerle, Senior Vice President, General Counsel, and Company Secretary of the Company, adopted a trading arrangement for the sale of the Company’s ordinary shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, as amended (the “Exchange Act” and such plan, a “Rule 10b5-1 Trading Plan”). Mr. Zangerle’s Rule 10b5-1 Trading Plan, which expires March 15, 2027, provides for the sale of up to 16,003 ordinary shares pursuant to the terms of such plan. The actual number of ordinary shares available to be sold under the Rule 10b5-1 Trading Plan for ordinary shares subject to unvested awards will be calculated at the time of vesting of such equity awards after withholding to satisfy tax obligations.

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
February 6, 2026