Form 10-K
period 2026-03-31
STERIS plc
filed 2026-05-29
CIK 1757898

United States Securities and Exchange Commission
Washington, D. C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of September 30, 2025 was $24,222.3 million.
The number of Ordinary Shares outstanding as of May 27, 2026: 97,602,485
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called "STERIS," "the Company," "we," "us," or "our," unless otherwise noted. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year, which ends on March 31. For example, fiscal year 2026 ended on March 31, 2026.
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
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments; however, as a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to exclude discontinued operations for comparability, as required. For more information, refer to Note 4 to our consolidated financial statements titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in the section that follows, titled "Information Related to Business Segments" and Note 13 to our consolidated financial statements titled, "Business Segment Information."
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

Customer Concentration. Our Healthcare segment sells consumables, services and capital equipment to Customers in many countries throughout the world. For the year ended March 31, 2026, no Customer represented more than 10% of the Healthcare segment's total revenues.
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
Services Offered. We offer a wide range of sterilization modalities and an array of testing services that complement the manufacturing of single-use, sterile products. Our facilities are located in regions with a concentration of medical device and pharmaceutical manufacturing throughout the Americas, Europe, and Asia. Our technical professionals support Customers in all phases of product development, materials testing, and process validation. Our AST segment also provides service support to our global installed base of integrated sterilization equipment and control systems, including installation, preventive maintenance, updates, repairs, and troubleshooting.
Products Offered. We support Customers with process controls and monitoring systems, and integrated sterilization equipment, including accelerators, product handling, and automation.
Customer Concentration.  Our AST segment’s services are offered to Customers throughout the world. For the year ended March 31, 2026, no Customer represented more than 10% of the segment’s revenues.
Competition. AST operates in a highly regulated industry and competes with Sterigenics, other smaller contract sterilization companies, other manufacturers of sterilization equipment and control systems, and manufacturers that sterilize products in-house.
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
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment to Customers globally. For the year ended March 31, 2026, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
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
As of March 31, 2026, we held 606 United States patents and 2,402 patents in other jurisdictions and had 94 United States patent applications and 235 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2026, we had a total of approximately 2,079 trademark registrations worldwide.
Quality Assurance.  We manufacture, assemble, and package products in several countries. Each of our production facilities is dedicated to particular processes and products. Our success depends upon Customer confidence in the quality of our production process and the integrity of the data that supports our product safety and effectiveness. We have implemented a harmonized, global Quality Management System to support the quality and integrity of scientific information and production processes.
We are subject to strict regulatory compliance and quality standards to ensure the safety and supply of our products and services. The STERIS quality system is scoped and designed to achieve quality from incoming materials through the design, development, manufacture, storage, handling and distribution of our products and delivery of services. To monitor compliance with these standards, internal and third-party assessments of our quality and regulatory systems are conducted. FDA and Regulatory Authorities worldwide periodically conduct inspections of our manufacturing and contract sterilization facilities to confirm compliance. In connection with an inspection, the FDA may initiate enforcement actions, e.g., warning letters, consent decrees, sanctions, injunctions, etc., beyond inspectional findings. In fiscal 2026, STERIS was not the subject of any FDA or Regulatory Authority enforcement actions. Additionally, STERIS had zero products listed in the FDA’s MedWatch Safety Alerts for Human Medical Products database.
We have in place processes to monitor and support compliance with product and service regulations worldwide, including design controls, product changes, labeling and advertising, marketing materials, good manufacturing practices, and adverse event reporting requirements. We take prompt action whenever we are alerted to regulatory or field-safety issues with a STERIS product. Following immediate assessment, we take corrective action, including voluntary product recalls, when needed. We examine underlying issues and root cause and work to resolve these to avoid recurrence. STERIS had no Class I recalls in fiscal 2026, 2025 or 2024.
Continuous Improvement. Continuous improvement is fundamental to how we operate at STERIS. We apply Lean principles across manufacturing, service operations, back office, and support functions through our Improvement framework. Our Improvement framework establishes a consistent foundation for problem solving, standard work, and performance management while enabling local ownership, creativity, and innovation. We assess system maturity and opportunity for improvement across core dimensions—including culture, training and development, routine management and strategic alignment, 5S, value stream mapping, kaizen management, integration with new product development ("NPD"), and key performance indicators.
Our efforts are designed to deliver better outcomes for Customers, Shareholders, and Associates. By targeting key areas, we strengthen performance, agility, and value. In manufacturing and service operations, we apply flow and cellular production concepts and cross-train Associates to increase flexibility and throughput. We also assess opportunities to in-source, outsource, or adopt technology to drive value.
We extend these principles to back office and support functions where Improvement tools streamline workflows, reduce waste, and improve service delivery.
A dedicated Continuous Improvement team partners with the business to coach, build capability, and accelerate results. Through kaizen events, tiered daily management, and natural work team initiatives, we foster a culture where Associates are empowered to drive change. This mindset is supported at all levels of the Company, reinforcing alignment, engagement, and sustainable long-term performance.

Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration ("OSHA"), the Nuclear Regulatory Commission ("NRC"), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations are subject to a broad range of government regulations across multiple jurisdictions, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.
Compliance with applicable regulations involves significant ongoing expense. Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.
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
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2026, we had a backlog of $490.7 million. Of this amount, $392.1 million and $98.7 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2025, we had backlog orders of $452.9 million. Of this amount, $369.2 million and $83.7 million related to our Healthcare and Life Sciences segments, respectively. Backlog increased in fiscal 2026 due to the timing of shipments and the benefit of acquisitions.
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
CORPORATE RESPONSIBILITY
Our Corporate Responsibility function is led by the Vice President of Corporate Responsibility & Safety. The Corporate Responsibility function, with support from our CEO, General Counsel and other senior executives, works to actively develop and refine our Environmental, Social and Governance ("ESG") strategies, programs, and policies. The Corporate Responsibility function works closely with our Global Sustainability Steering Committee to build ESG values and implement strategies, programs, and policies across the Company. The Global Sustainability Steering Committee is a cross-functional team of senior leadership, subcommittee chairs, and subject matter experts spanning our businesses and Legal, Investor Relations, Continuous Improvement, Compliance, Facilities, and Health, Safety and Environment functions. The Corporate Responsibility team regularly updates the Nominating and Governance Committee of our Board of Directors regarding its activities, including evaluating carbon emissions, preparing for regulatory requirements, reporting ESG metrics, and reviewing ESG ratings.
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
Anti-Bribery and Anti-Corruption. We are committed to conducting our business fairly, honorably, with integrity and in compliance with the law in all jurisdictions where we operate. Our policy prohibits bribery and corruption in any form, and we explain our commitment in our Statement on Anti-Corruption Policies and Procedures. As an ongoing due diligence measure, we have established a program to recognize those sales and marketing intermediaries who demonstrate an elevated commitment to compliance. Through this Commercial Compliance Program, we acknowledge organizations that have not only met STERIS's standard ethical requirements for inclusion in our network but have also taken additional steps, such as adopting their own code of conduct and training their employees on their own firm's ethical values, to ensure compliant behavior. In fiscal 2026, STERIS incurred no monetary losses as a result of legal proceedings associated with bribery or corruption.

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
In accordance with our policy, we engage a third-party due diligence firm to perform background checks, including bribery and corruption, before entering into commercial relationships with sales and marketing intermediaries, and other service providers. We communicate our bribery and corruption policies and expectations to our officers, Directors, employees, and sales and marketing intermediaries. It is the expectation of the Company that all of the aforementioned individuals comply with the requirements set forth in our policy and relevant rules and regulations.
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
Managing Risk, Compliance and Ethics. We have an Enterprise Risk Management process ("ERM") to manage risk, which is led by our Chief Compliance and Quality Officer. Identifying and managing key risks to our business operations are essential to our future growth, profitability, and successful execution of strategic plans. We are committed to understanding and managing these risks through a consistent approach to risk assessment, monitoring, reporting, and mitigation. Key management sponsors are responsible for participating in the risk assessment process, including a periodic review with the Board of Directors. The objective of ERM is to identify key risks, the potential impacts of control failures with compliance implications, identify key mitigating activities, develop potential improvements for managing the risks, and to ensure execution of oversight activities on a monthly, annual or as needed basis.
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
The STERIS Code of Business Conduct covers ethical marketing and off-label promotion. In fiscal 2026, STERIS incurred no monetary losses as a result of legal proceedings associated with false marketing claims.
Senior members of STERIS’s leadership team are involved in numerous industry associations that focus on setting the standards and driving change. We hold seats and actively participate on the boards of AdvaMed and the Medical Device Manufacturers Association ("MDMA"). We are also an active member of the Association for the Advancement of Medical Instrumentation ("AAMI") and MedTech Europe. AdvaMed has over 600 member companies and promotes policies that foster the highest ethical standards, timely patient access to safe and effective products, and economic policies that reward value creation. The AdvaMed Code of Ethics on Interactions with Health Care Professionals ("AdvaMed Code") facilitates ethical interactions between MedTech companies and health care professionals to ensure that medical decisions are based on the best interests of the patient. STERIS has adopted and requires compliance with the AdvaMed Code.
MDMA is the leading voice representing the interests of innovative and entrepreneurial medical technology companies. MDMA's goal is to provide patients and clinicians with timely access to safe and effective medical technologies that improve the quality of life. AAMI is a nonprofit organization founded in 1967. It is a diverse community of more than 15,000 professionals united by one important mission-supporting the healthcare community in the development, management, and use of safe and effective healthcare technology. MedTech Europe is the European trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe’s purpose is to make innovative medical technology available to more people, while helping healthcare systems move towards a more sustainable path. The MedTech Europe Code of Ethical Business Practice regulates all aspects of the industry’s relationship with Healthcare Professionals and Healthcare Organizations, to ensure that all interactions are ethical and professional at all times and to maintain the trust of regulators and patients. STERIS has adopted and requires compliance with the MedTech Europe Code of Ethical Business Practice.
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
STERIS tracks greenhouse gas ("GHG") emissions, and we complete the annual Carbon Disclosure Project ("CDP") questionnaire. CDP is an internationally recognized nonprofit organization that collects and reports environmental metrics. Currently, we report our direct (Scope 1) and indirect (Scope 2) energy use and emissions. We recognize that a significant portion of our carbon impact is as a result of our value chain, outside of electricity and energy consumption at our global sites. We also report aggregate Scope 3 (upstream and downstream) emissions in our most recent CDP response and on our website. STERIS has committed to set near-term company-wide emission reductions. Our status can be viewed on the Science Based Targets Initiative ("SBTi") website.
We have a broad and comprehensive portfolio of sterilization and disinfection products that support the procedural spaces within hospitals, endoscopy and surgery centers as well as pharmaceutical and medical device Customers. When we think about new products or next generation products, part of our effort is to reduce the environmental impact of what we do. At STERIS, our commitment to sustainability is integrated with our Responsible Product Design. We create solutions that prioritize human health while reducing waste and climate impact through purposeful innovation. For example, V-PRO Sterilizers and VAPROX HC Sterilant are designed with sustainability at the core, helping hospitals meet their environmental goals without compromising performance or patient safety.
In Fiscal 2023, the European Commission’s Corporate Sustainability Reporting Directive ("CSRD") became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). We are making significant efforts in gathering baseline information, strengthening our internal controls, and evaluating our current ESG data. As part of this project, we continue to evaluate our ability to report in accordance with the Task Force on Climate-Related Financial Disclosures ("TCFD") framework in response to evolving regulatory disclosure requirements.
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
Employees by Segment. During the course of fiscal 2026, we averaged approximately 18,000 employees throughout the world of which less than 12% are represented by work councils or labor unions. We believe we generally have good relations with our employees.
The average number of persons employed by STERIS plc and its subsidiaries during each of the following fiscal years was as follows:

	Fiscal 2026	Fiscal 2025
Healthcare	12,496	12,341
AST	3,489	3,502
Life Sciences	837	834
Corporate	1,115	1,110
Total employees	17,937	17,787

We strive to recruit the best available people who are aligned with and embody our core values. We are committed to equality and assessing candidates based on qualifications. We believe that our success is dependent on attracting and retaining people from a cross-section of our communities who understand their markets, and in doing so we continue to create a competitive advantage for STERIS.
As we hire Associates, we do so without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment, including hiring, compensation, training, promotions, transfers, or lay-offs, based on the job requirements and skills of the individuals and utilizing the principle of equal employment opportunity without discrimination. We have biennial training on anti-harassment, except where required annually.
Total directors and employees distribution by gender is shown in the table below:

	March 31, 2026		March 31, 2025
	Male	Female	Male	Female
Non-Executive Directors	6	2	6	3
Senior Managers	748	330	718	289
Other employees of the Company	11,359	5,662	11,282	5,730
Directors and United States employees by race is shown in the table below:

	March 31, 2026		March 31, 2025
	White	Minority (1)	White	Minority (1)
Non-Executive Directors	62%	38%	67%	33%
Senior Managers	86%	14%	86%	14%
Other employees of the Company	60%	40%	60%	40%
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

	STERIS		Industry Benchmarks (2)
	Fiscal 2026	Fiscal 2025	Average	Best in Class
Total Recordable Incident Rate (1)	1.03	1.11	2.50	1.43
Lost-time Incident Rate (1)	0.32	0.38	1.25	0.42
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

We have chosen to align our environmental management system with the ISO 14001 standard, which sets out the criteria that a company or organization can follow to establish an effective environmental management system. Designed for any type of organization, regardless of its activity or sector, it can provide assurance that environmental impact is being measured, controlled and improved in a holistic manner. We currently have four facilities that are ISO 14001 accredited locations and three facilities that are 45001 accredited locations. Our HSE teams and management are committed to supporting HSE programs with ongoing involvement in aligning HSE management systems to ISO 14001 and ISO 45001 standards, internal compliance reviews, and developing HSE training content and platforms.
The OSHA Voluntary Protection Program ("VPP") Star Award recognizes employers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their industry. We currently have 14 locations that hold the OSHA VPP Star Award.
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
Our employee turnover rate was 13% and 16% for fiscal 2026 and 2025, respectively, and we are continuously working towards a goal of achieving a rate of 10% or less, excluding retirements and reductions in force. Although reductions in force are sometimes necessary, we work to avoid them, and they must always be approved by executive management. We encourage all employees to participate in our regular engagement survey which is administered by a third party on a confidential basis. This process has been valuable in helping us recognize what we do well and foster an open conversation about how we can make STERIS an even better place to work. We are pleased to report that 87% of our employees completed our pulse survey in fiscal 2026. The pulse survey results are grouped around four key themes: Employee Engagement; Leadership Effectiveness; Inclusion and Belonging; and Job and Work Experience. The results indicate strong favorability in each of these areas. Moreover, this year's survey allows us to measure progress by comparing results against the baseline established in the initial pulse survey in fiscal 2025.
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

(in millions)	Fiscal 2026	Fiscal 2025
Wages and salaries	$1,342.3	$1,273.4
Commission and incentive plans	251.6	210.5
Social security costs	113.3	111.0
Share-based compensation expense	61.7	57.4
Pension and post-retirement benefits expense	49.8	43.6
Other, primarily employee benefits	169.6	154.6
Total employee costs	$1,988.3	$1,850.5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information regarding our executive officers at March 31, 2026. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Karen L. Burton	58	Senior Vice President and Chief Financial Officer
Daniel A. Carestio	53	President and CEO
Mary Clare Fraser	55	Senior Vice President and Chief Human Resources Officer
Kenneth E. Kohler	63	Senior Vice President and General Manager, AST
Julia K. Madsen	61	Senior Vice President and General Manager, Life Sciences
Cary L. Majors	51	Senior Vice President and President, Healthcare
Lindsey M. McGowan	46	Chief Compliance and Quality Officer
Renato G. Tamaro	57	Vice President and Corporate Treasurer
J. Adam Zangerle	59	Senior Vice President, General Counsel, and Company Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2026:
Karen L. Burton serves as Senior Vice President and Chief Financial Officer. She assumed this role in August 2025. From January 2017 to August 2025, Ms. Burton served as Vice President and Chief Accounting Officer. Previously, Ms. Burton also served as Controller from January 2017 until December 2023. She joined STERIS in September 2004.
Daniel A. Carestio serves as President and CEO. He assumed this role in July 2021. From August 2018 to July 2021, he served as Senior Vice President and Chief Operating Officer. From February 2018 to August 2018, he served as Senior Vice President, Sterilization and Disinfection. From August 2015 to February 2018, he served as Senior Vice President, STERIS AST and Life Sciences. He joined STERIS in September 1997.
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
Kenneth E. Kohler serves as Senior Vice President and General Manager, AST. He assumed this role in February 2024. Previously, Mr. Kohler served from November 2015 to February 2024 as Vice President and General Manager of AST Americas. He joined STERIS in May 1988.
Julia K. Madsen serves as Senior Vice President and General Manager, Life Sciences. She assumed this role in July 2020. From August 2015 to July 2020, she served as Vice President and General Manager Life Sciences, Consumables. She joined STERIS in September 1995.
Cary L. Majors serves as Senior Vice President and President, Healthcare. He assumed this role in August 2022. From August 2019 to August 2022, he served as Senior Vice President, Americas Commercial Operations. From April 2014 to August 2019 he served as Vice President, North America Commercial Operations. He joined STERIS in April 2003.
Lindsey M. McGowan serves as Chief Compliance and Quality Officer. She assumed this role in January 2026. From September 2023 to December 2025, she served as Vice President, Quality. From September 2019 to September 2023, she served as Vice President, AST Quality Operations. She joined STERIS in May 2006.
Renato G. Tamaro serves as Vice President and Corporate Treasurer. He assumed this role in August 2017. From March 2006 to July 2017, he served as Assistant Treasurer. He joined STERIS in August 2003.
J. Adam Zangerle serves as Senior Vice President, General Counsel, and Company Secretary. He assumed this role in July 2018. From July 2013 to July 2018, he served as Vice President, General Counsel, and Secretary. He joined STERIS in November 1997.

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
Geopolitical instability has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising inflation, volatility in capital markets and foreign currency exchange rates, rising interest rates, reduced consumer and Customer demand, economic slowdowns and recessions and heightened cybersecurity risks. The extent to which such geopolitical instability, including changes to trade policy, adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, may depend on future developments that are highly uncertain and unpredictable. If geopolitical instability or evolving trade policy materially affects us, it may also have the effect of heightening other risks related to our business.
The potential impacts of geopolitical instability, which may result from the actions of state and non-state actors, include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, reduced consumer and Customer demand, economic slowdowns and recessions and other risks, including an elevated risk of cybersecurity threats and the potential for new or further sanctions, tariffs or changes to international trade policy.
Furthermore, the U.S. and other countries have announced and enacted changes, and planned changes, to international trade policy, including increasing tariffs on imports, and potentially renegotiating or terminating existing trade agreements. The international trade environment is highly dynamic, and such changes, and retaliatory responses thereto, continue to evolve. Tariffs, trade restrictions and other changes to international trade policies may result in increased production costs and product pricing, supply chain disruptions, limited access to end markets, lower profitability, increasing inability of consumers and Customers to pay, reduced consumer and Customer demand, economic slowdowns and recessions and uncertainty related to planning long-term investments and strategies, and may have other competitive effects, including those exacerbated by competitors with different supply chain footprints, each of which could have a material adverse effect on our business. In addition, the United States-Mexico-Canada Agreement (“USMCA”) requires a formal six-year joint evaluation of the agreement. The first such review is expected to commence on July 1, 2026, the sixth anniversary of the agreement's entry into force. The U.S. has solicited feedback from the trading community regarding the operation of the USMCA, and the joint review could result in changes, including, for example, the processes by which goods qualify for preferential treatment, the tariffs applicable to products or other restrictions on the movement of goods within the region under the USMCA. Changes to the USMCA could adversely affect our manufacturing operations and those of our suppliers in Canada and Mexico and impact our ability to manufacture and market products or source materials at competitive prices, which could have a material adverse effect on our financial condition and results of operations. We cannot predict the ultimate scope, duration, or impact of current or future tariff measures, changes to existing trade agreements, such as the USMCA, or the imposition of other trade restrictions.
We may also need to make material changes to our global production footprint and workforce as a result of geopolitical developments or changes to trade policy, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. The duration and scope of all such changes that have been and will ultimately be implemented are not known at this time, and as such, any resulting impacts on our business are uncertain.
Compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.
We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with sanctioned persons or persons in sanctioned countries and exchange controls. While our employees and agents are required to comply with these laws and regulations, our internal policies and procedures may not protect us from violations of these laws, which violations could affect financial condition, results of operations, or cash flows.
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
Various healthcare reform proposals have emerged and may in the future emerge at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted or the level of government funding of healthcare in any country in which we operate. For example, in 2025, the United States passed the One Big Beautiful Bill Act (the “OBBBA”) which may reduce Medicaid funding, result in decreased Medicaid reimbursements and negatively impact Customers who purchase our products and services.
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
Tax Risks
We may be adversely impacted by changes in tax laws or challenges to our tax positions, and our effective tax rate is uncertain and may vary from expectations, which could have a material impact on our results of operations and earnings per share.
We are subject to the tax laws at the federal, state or provincial, and local government levels in the many jurisdictions in which we operate or sell our products or services. Tax laws may change in ways that adversely affect our tax positions, effective tax rate and cash flow. These tax laws are extremely complex and subject to varying interpretations, and we are subject to tax examinations in various jurisdictions that may assess additional tax liabilities against us. Our tax reporting positions may be challenged by relevant tax authorities, we may incur significant expense in our efforts to defend those challenges, and we may be unsuccessful in such efforts. Developments in examinations and challenges may materially change our provision for taxes in the affected periods and may differ materially from our historical tax accruals. Any of these risks may have a materially adverse impact on our business operations, our cash flows, our financial position or results of operations and our effective tax rate.
In addition, there can be no assurance that we will be able to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we and our affiliates operate and uncertainty of earnings across geographies. Further, our effective tax rate may increase as a result of withholding taxes incurred in connection with cross-border cash movements to fund operations, investments, and shareholder returns. These transfers may be subject to withholding taxes, and increases in such taxes or changes in applicable tax laws could place upward pressure on our effective tax rate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on us and our affiliates. In addition, the GloBE rules, which have been or are expected to be implemented in most of the jurisdictions where we have operations, and the CAMT (both defined and discussed in more detail below) may adversely impact our effective corporate tax rate.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. Some limited guidance has been issued clarifying the application of some of the provisions in this legislation, and more guidance is expected to be issued in the near future with respect to a number of income tax provisions in the OBBBA. The law did not have a material impact on our fiscal 2026 consolidated financial statements, and we do not expect it to have a material impact on our effective tax rate in future years. However, we are unable to fully predict the overall impact that the OBBBA and additional guidance may have on our business. Furthermore, some non-U.S. jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications.
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. One of the provisions in the IRA added a corporate alternative minimum tax (“CAMT”) to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), beginning for fiscal years 2023. Although we do not expect to be subject to the CAMT regime for fiscal years through 2026, we continue to monitor our status under the CAMT rules. If in the future we become subject to CAMT, and if our regular income tax liability in the U.S. is lower than the income tax liability calculated under the CAMT provisions, we will be subject to additional income taxes in the U.S.
In addition, further changes in the tax laws of other jurisdictions will likely arise, including as a result of the base erosion and profit shifting ("BEPS") project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. Following the issuance of such recommendation, in December 2022, the European Union issued a directive to adopt Global Base Erosion laws ("GloBE" or "Pillar Two") in the EU member countries, in most cases beginning in fiscal year 2024. Most EU member countries and many non-EU member countries have already adopted local legislation based on GloBE Model Rules. Some of the countries that have not yet adopted GloBE are expected to do so in the near future. In addition, the GloBE rules have certain transition period provisions that apply to certain intercompany transactions occurring between December 1, 2021 and the effective date of the GloBE rules in a given jurisdiction. These transition period provisions may have an adverse impact on our effective tax rate, and subject us to additional income tax, in some of the jurisdictions that adopt the GloBE rules. OECD continues to issue guidance under GloBE which could result in amendments and modifications of the local GloBE rules and further uncertainty of GloBE’s impact on our income tax expense. In the most recent guidance, issued in January of 2026, OECD modified, among other things, certain rules relating to the one-year extension of the transitional country-by-country reporting safe harbor and the addition of both a permanent simplified effective tax rate safe harbor and a substance-based tax incentive safe harbor. This guidance also introduced a so-called “side-by-side” safe harbor pursuant to which multinational groups with an ultimate parent entity (or a "UPE") located in a qualifying jurisdiction are effectively exempt from certain GloBE taxes. At this time, only the United States is included on the list of qualifying jurisdictions allowing U.S.-parented multinational companies to avoid such GloBE taxes. While we have substantial presence in the U.S., we do not anticipate to benefit from the side-by-side safe harbor at this time, because we are a multinational enterprise with a UPE organized in Ireland. As a result, the GloBE rules could subject us to additional income taxes in the jurisdictions that adopted GloBE if our effective corporate tax rate in those jurisdictions (determined under the GloBE rules) is below 15%. Accordingly, the GloBE rules could increase tax uncertainty and adversely impact our provision for income taxes.
Changes in tax treaties and trade agreements could negatively impact our costs, results of operations and earnings per share.
Legislative and regulatory action may be taken in the U.S. which, if ultimately adopted, could override or otherwise adversely impact tax treaties upon which we rely or broaden the circumstances under which STERIS plc would be considered a U.S. resident, each of which could materially and adversely affect our tax obligations. We cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals are adopted that have the effect of disregarding our organization in Ireland or limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could be subject to increased taxation and/or potentially significant expense. Further, our organization under the laws of Ireland could be challenged by the IRS. Should the IRS assert that we should be treated as a U.S. corporation for U.S. federal tax purposes, we could be subject to substantial additional U.S. tax liability and non-U.S. holders of our ordinary shares would be subject to U.S. withholding tax on the gross amount of any dividends we paid to such shareholders. For Irish tax purposes, we are expected, regardless of our U.S. tax resident status, to be treated as an Irish tax resident. Consequently, if we are treated as a U.S. corporation for U.S. federal tax purposes, we could be liable for both U.S. and Ireland taxes, which could have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, several countries, including many countries in which we operate and have subsidiaries, adopted the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the "MLI"), which generally is meant to prevent treaty abuse, improve dispute resolution, prevent the artificial avoidance of permanent establishment status and neutralize the effect of hybrid mismatch agreements. The MLI came into effect on July 1, 2018. The MLI may modify effected tax treaties making it more difficult for us to obtain advantageous tax-treaty benefits. The number of affected tax treaties could eventually be significant. To date, more than 100 jurisdictions have joined the BEPS MLI, out of which most jurisdictions have ratified, accepted, or approved the MLI, and it covers almost 2,000 bilateral tax treaties worldwide. Signatories include jurisdictions from all continents and all levels of development and other jurisdictions are also actively working towards signature. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates than it is currently taxed, all of which may increase our effective tax rate.
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
We operate in a highly competitive environment. Our businesses compete with other broad-line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We also continue to work with our suppliers to implement plans to improve our competitive position by reducing material costs and manufacturing inefficiencies and realize productivity gains and distribution and supply chain efficiencies. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, Customer service and support of our distribution networks. We also face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. In addition, we also face competition within our AST segment from our Customers who may insource their sterilization needs by utilizing their own technology and systems. If we cannot successfully implement our strategies to compete, our revenues and results of operations may be negatively impacted, which could adversely affect our business, financial condition and results of operations or our long-term prospects.
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
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key raw materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60 and EO, and key components include plastic components, as well as various electronics including control boards and computer chips. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In addition, administrations in the U.S. and other countries continue to announce plans to implement or increase tariffs and other trade barriers, and it remains unclear what the ultimate outcome of these policy changes will be on our supply chains. Also, certain of our key materials and components have a limited number of suppliers, and some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary for our AST operations. Given the limited number of suppliers for such materials, they may become subject to supply shortages or unavailability or increasing prices which could have a negative impact on our operations. Further, changes in regulatory requirements regarding the use of these materials might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, increased regulatory or security requirements, or increases in the price of any of the raw materials, components and energy supplies used in our operations may adversely affect us.

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
Many governments, regulators, investors, employees, Customers and other stakeholders continue to be focused on corporate responsibility, including policies regarding climate change and greenhouse gas emissions. Other stakeholders, including governments, regulators, and elected officials have expressed concerns about or opposition to businesses' social commitments, and sustainability goals, and other ESG-focused policies, including concerns about or allegations of "greenwashing". Responding to these considerations involves risks and uncertainties, requires significant investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our priorities, statements and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where corporate focus should be placed, including differing or conflicting views of regulators or elected officials in the various jurisdictions in which we operate. For instance, the European Union has generally adopted more extensive sustainability reporting requirements and environmental regulations, while certain U.S. federal and state authorities have adopted or proposed measures that may restrict or penalize companies for adopting certain ESG-related practices, targets or investment criteria.
Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international laws and regulations or meet evolving and varied stakeholder expectations and standards could result in reputational harm or advocacy group campaigns or legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
The regulations surrounding greenhouse gas emissions disclosures and sustainability reporting have also continued to evolve, with compliance and other requirements varying by jurisdiction, which subjects us to transition risks. Governments, regulatory bodies and other stakeholders vary in their support of or opposition to sustainability and environmental matters in different jurisdictions in which we operate, which can lead to rapid shifts in reporting obligations and differing obligations across these jurisdictions. Both the standard setting and regulatory landscapes are also extremely complex and present significant compliance and communication challenges in light of these uncertain and varied approaches to greenhouse gas emissions disclosures and sustainability reporting. If our greenhouse gas emissions-related data, processes or reporting are incomplete or inaccurate, we fail to comply with relevant reporting frameworks or efficiency standards from existing or newly emerging regulations, or we become subject to expanded carbon pricing mechanisms, we may incur enhanced costs, monetary penalties and reputational harm, investor demand for our securities could decrease, or we could become subject to litigation or governmental investigations, any of which may have a material adverse effect on our financial condition and results of operations.
The introduction and evolution of climate- and sustainability-related laws, regulations and reporting requirements—many of which are not uniform across jurisdictions—can increase the complexity and cost of compliance and heighten our exposure to enforcement actions, litigation and reputational harm. For example, the European Union adopted the CSRD in 2023, and in 2025 the European Commission proposed amendments to the CSRD aimed at simplifying sustainability reporting in Europe. Such amendments entered into force in March 2026, with transposition into national law by EU member states required in 2027, while changes to the ESRS are expected to be finalized later in calendar year 2026. While the EU has adopted extensive requirements through CSRD and ESRS, which continue to evolve, other jurisdictions, including, for example, the United Kingdom and California, have their own sustainability reporting frameworks. Managing compliance across these inconsistent regimes is complex and costly, and may result in disclosures that emphasize different metrics, use different methodologies or reach different conclusions depending on the applicable frameworks. We may also face challenges in presenting consistent and comparable sustainability information to global stakeholders.
These changes, and any other new or pending legal or regulatory matters, may result in the expenditure of additional resources or costs to comply with such requirements, which could affect our financial condition, results of operations or cash flows.
Our operations are subject to regulations and permitting, which may be changed or amended by the relevant authorities, and which may limit or eliminate our current operations or increase the complexity, burden, or expense of compliance, and regulated materials or processes that we use in our operations are, and may in the future become subject to litigation.
Our AST segment is a technology-neutral contract sterilization service that offers our Customers a wide range of sterilization modalities through a worldwide network of over 60 contract sterilization and laboratory facilities. One of the modalities offered by our AST operations is EO sterilization. In the U.S., several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Announcements of the temporary or permanent closure of EO sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Our AST operations have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we are or may become a party, will not significantly affect the costs of conducting our EO contract sterilization operations or impact the use of EO in our contract sterilization operations. A significant reduction in our EO contract sterilization activities may have a material adverse effect on our financial condition and results of operations. Further, we have settled claims of liability resulting from EO sterilization activities in the past and could in the future be liable for further material damages and fines as a result of legislative or regulatory action or litigation, and any current or future liability could exceed our insurance and indemnification coverage, if any, and have a material adverse effect on our financial condition. Additionally, for many medical devices, EO sterilization may be the only current method of sterilization that effectively sterilizes and does not damage the device during the sterilization process. In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, there could be a shortage of medical devices and consequently a decline in surgical procedures. A decline in surgical procedures could result in a decline in demand for the products and services provided by our Healthcare business, which may have a material adverse effect on our financial condition and results of operations.
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
Although we believe we have valid defenses to such claims, there can be no assurance that we will prevail on the merits, as the outcome of trials before juries and other aspects of litigation can be highly unpredictable, and, as a result, we have chosen to pursue a settlement process with respect to certain pending cases in Illinois. Pursuant to binding confidential settlement agreements entered into in March and October 2025, we agreed to pay up to approximately $48.2 million to resolve substantially all of the claims for personal injury against a subsidiary related to EO exposure that are pending in the Circuit

Court of Cook County, Illinois. A claims process regarding confidential settlement agreements is ongoing and subject to final court approval. Furthermore, some claims would be subject to further litigation if certain terms of the applicable settlement agreements are not fulfilled and we exercise our walkaway rights. Please refer to Note 12 to our consolidated financial statements titled “Commitments and Contingencies” for further information.
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
If our continuing efforts to create a Lean business, to in-source production and to support smart manufacturing to reduce costs are not successful, our profitability may be negatively impacted or our business otherwise might be adversely affected.
We have undertaken various activities to incorporate Lean concepts and practices to more efficiently operate our business, including in-sourcing and smart manufacturing. We continue to look for opportunities to in-source production that is currently provided by third parties. These activities may not produce the full efficiencies and cost reduction benefits that we expect, or efficiencies and benefits might be delayed. Implementing these activities can be complex and time-consuming, and anticipated initial costs may exceed expectations. The failure to realize such efficiencies and cost reduction benefits, or increases in the costs of doing business related to in-sourced production, could adversely impact our financial condition and results of operations.
Similarly, we continue to invest in smart manufacturing to drive structural cost reduction in our facilities, including aligning work to more efficient manufacturing centers, implementing advanced manufacturing capabilities such as digital initiatives, automation and robots, and closing facilities that are not required to meet future capacity and work needs. Our success will depend on various factors, including our ability to either source or custom develop the necessary technology and components, and the digital transformation initiative’s cost-effectiveness, utility and competitive positioning. If our digital transformation initiative fails to develop as we expect, or progresses more slowly than expected, such failure to realize efficiencies and cost reduction benefits could adversely impact our financial condition and results of operations.
A pandemic or similar public health crisis could have a material adverse impact on our ability to staff our operations.
There can be no assurances that our measures to protect the health and wellbeing of our employees in the event of future health crises will be sufficient to protect our employees or that they may not otherwise be exposed to an illness outside of our workplace. If a large or otherwise impactful number of our employees, including key employees, become ill, incapacitated or are otherwise unable or unwilling to continue working during any future health crises, our operations may be adversely impacted. Furthermore, restrictive measures implemented by us or governmental entities in response to a future pandemic or similar public health crisis could adversely impact our ability to hire and retain employees. Any failure to staff our operations resulting from an emergent public health crisis could adversely impact our financial condition and results of operations.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel.
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
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach of one or more key information technology systems, networks, processes, associated sites or service providers; failure to manage these and other risks associated with the use of sophisticated technology could materially impact our business.
We rely extensively on information technology (“IT”) systems to conduct business, including but not limited to interacting with Customers and suppliers, fulfilling orders, generating invoices, collecting and making payments, manufacturing and shipping products, providing Customer support, and fulfilling contractual obligations. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting, electronic payment systems, and processing facilities and tools and other hardware, software and technical applications and platforms, including some that employ artificial intelligence (“AI”), some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results. Numerous and evolving cybersecurity threats continue to pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data, and we may fail to sufficiently adapt to them. For instance, generative AI and other artificial intelligence technologies may be used by malicious actors to create more targeted phishing narratives, develop sophisticated malware, spread false information about us or our products, or otherwise enhance the social engineering and attack capabilities of such malicious actors.
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
In addition, a large number of our employees, as well as those of our Customers and suppliers, work remotely part of the time, which may increase the risk of IT systems vulnerabilities and attacks and unauthorized access of information. Furthermore, future geopolitical conflicts could result in increases in cybersecurity incidents. The General Data Protection Regulation (“GDPR”) is focused on the protection of personal data, not merely the privacy of personal data. The GDPR has created a range of compliance obligations and can impose significant financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). Other legislative or governmental regulatory requirements may come into effect that may similarly increase our compliance obligations or significantly increase our exposure to financial penalties for noncompliance.
Likewise, governments and regulatory bodies worldwide are actively developing new laws, regulations and ethical guidelines governing AI use, including the European Union’s Artificial Intelligence Act. Compliance with evolving and potentially inconsistent AI regulations across jurisdictions may be costly and complex. Failure to comply could result in significant penalties, restrictions on our use of AI, or reputational harm. The use of AI may also raise data privacy concerns, particularly if AI systems process sensitive health information subject to GDPR, HIPAA or other privacy regulations. If our competitors deploy AI technologies more effectively than we do, we may lose market share or be unable to maintain our competitive position. Failure to adequately manage AI-related risks could have a material adverse effect on our business, reputation, financial condition, and results of operations.
Our debt level or access to credit markets may limit our financial and business flexibility.
As of March 31, 2026, STERIS had approximately $1,931.7 million of indebtedness outstanding (net of deferred financing fees), which included $1,350.0 million of Senior Public Notes issued April 1, 2021, $557.8 million of Private Placement Senior Notes, and $37.8 million of borrowings outstanding under our Revolving Credit Facility (each as defined below). STERIS’s ability to repay all the foregoing obligations will depend on, among other things, STERIS’s financial position and performance, as well as prevailing market conditions and other factors beyond our control.
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
RISKS RELATED TO BUSINESS DEVELOPMENT
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify and price strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other assets, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In recent fiscal years we have made a number of acquisitions, joint ventures and dispositions. We may be unable to find or consummate future acquisitions, joint ventures opportunities and divestitures at acceptable prices and terms. We continually evaluate potential business developments opportunities in the ordinary course of business.
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
Furthermore, assumptions that we have made with respect to acquisitions, dispositions or joint ventures, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The processes involved with disposing of our businesses, entering into joint ventures or post-acquisition integration, as well as the implementation of other strategic initiatives, may result in the loss of key employees, the disruption of ongoing business, changes in strategy or inconsistencies in standards, controls, procedures and policies. There could also be potential unknown liabilities and unforeseen expenses that were not discovered or previously expected. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, divest or invest in, an unavoidable level of risk remains regarding their actual operating and financial condition, as well as their strategic fit. We may not be able to ascertain actual value or understand potential liabilities until or after we actually assume operational control of these businesses, product or service lines, assets or technologies.
Our investments in our business and product offerings may not be as successful as anticipated.
From time to time, we may invest in technology, business infrastructure, new businesses, product offerings and manufacturing innovations and expansion of existing businesses, each of which may require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
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
We have financed acquisitions through cash on hand, borrowings under our bank credit facilities and through public note offerings. Future acquisitions or other capital requirements and investments will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we have in the past needed and may in the future need to raise additional funds through new or expanded financing arrangements, which could include further borrowings or equity issuances. There can be no assurance that we will be able to obtain additional funds on terms favorable to us, or at all, or that our existing bank credit facilities or other indebtedness can be replaced or refinanced when they mature or terminate.
The integration of acquired businesses into STERIS or working arrangements with joint venture partners may not be as successful as anticipated.
The integration of acquired businesses into STERIS as well as the entry into and operation of strategic joint ventures involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses or partners; and uncertainties related to design, operation and integration of internal controls over financial reporting. These risks and difficulties may result in the business performing differently than expected, in operational challenges, in strategic changes or in the failure to realize anticipated expense-related efficiencies. STERIS’s existing businesses could also be negatively impacted by integration actions or the administration of joint ventures. Potential difficulties that may be encountered include, among other factors:

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
•potential unknown liabilities and unforeseen expenses;
•loss of key employees;
•integrating relationships with Customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by integration or joint venture activities; and
•the disruption of, or the loss of momentum in a new business and STERIS’s ongoing business or inconsistencies in standards, controls, procedures and policies.
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
STERIS has incurred and expects to incur significant transaction and related costs in connection with strategic transactions, which may be in excess of those anticipated.
STERIS has incurred substantial expenses in connection with the negotiation and completion of past business acquisitions, dispositions and joint ventures, and expects to incur similar costs for any future strategic transactions. The anticipated benefits and cost savings from such initiatives may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee.
STERIS expects to incur non-recurring costs associated with the integrations of recent acquisitions into STERIS, joint ventures and working towards achieving desired synergies. These fees and costs have been, and may continue to be, substantial. The non-recurring expenses include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, and severance and benefit costs.
STERIS also expects to incur and has incurred costs to consolidate facilities and systems. Additional unanticipated costs may be incurred in connection with strategic transactions. Although STERIS expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of acquired businesses, should allow STERIS to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
STERIS may not achieve expected returns and benefits in connection with dispositions, which may require continued involvement in a divested business, such as through transition service agreements, guarantees, indemnities or other financial obligations. Under these arrangements, the performance of the divested business, or other conditions outside our control, could affect our future financial results. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results.
We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operation in the future.
Our total assets include goodwill, intangibles and other long-lived assets. If we determine that these items have become impaired in the future, it may have a material adverse effect on our financial condition and results of operations. As of March 31, 2026, we had recorded goodwill of $4 billion and other intangible assets, net of accumulated amortization of $2 billion. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
STERIS has an Executive Cybersecurity Steering Committee consisting of the Senior Vice President & Chief Financial Officer, the Vice President, Corporate Controller, the Vice President, Investor Relations & Corporate Communications, the Vice President & Chief Information Officer (“CIO”), the Vice President, Chief Compliance and Quality Officer, the Senior Vice President, General Counsel & Company Secretary, and the Vice President, Chief Information Security Officer (“CISO”) that is responsible for providing governance, risk and compliance oversight for STERIS’s incident response program, providing guidance and support for cybersecurity non-technical initiatives, and for verifying that appropriate actions are taken following an incident occurrence. We have adopted and maintain an incident response policy that covers our incident response program and the duties and responsibilities of our Incident Response Team (“IRT”) responsible for managing and responding to cybersecurity incidents, including data breaches. Our IRT is led by the CISO and is comprised of senior management and others, including external resources, as required. Our incident response policy includes steps for detecting and investigating cybersecurity incidents, assessing the nature, scope, and severity of cybersecurity threats, identifying the impact of cybersecurity incidents, communicating cybersecurity incident disclosures, and implementing cybersecurity countermeasures and mitigation strategies. A subcommittee of our IRT reviews and assesses associated public reporting implications of cybersecurity incidents. Our process also includes informing the Board of Directors and the Audit Committee following a material cybersecurity incident.
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
In fiscal year 2026, STERIS did not experience any known cyberattack or other attempted intrusion or other incident with respect to our information systems that materially affected or was likely to materially affect our business strategy, results of operations, financial condition or cash flows. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced or will not experience in the future undetected cybersecurity incidents. For more information about these risks, please see “Item 1A Risk Factors” in this annual report on Form 10-K.
ITEM 2. PROPERTIES
The following discussion sets forth materially important properties of the Company and its subsidiaries as of March 31, 2026. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
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
Holders. As of March 31, 2026, there were approximately 360 holders of record of our ordinary shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. The Board expects to be able to continue to pay cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On May 3, 2023 our Board of Directors terminated the previous share repurchase program then in effect and authorized a new share repurchase program (the “Outgoing Repurchase Program”) for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges), with no specified expiration date. As of March 31, 2026, there was $75.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Outgoing Repurchase Program.
Under the Outgoing Repurchase Program, the Company could repurchase its shares from time to time through open market purchases, including 10b5-1 plans. It also permitted share repurchases to be activated, suspended or discontinued at any time.
On May 5, 2026, the Board of Directors terminated the Outgoing Repurchase Program and authorized a new share repurchase program (the “New Repurchase Program”) for the purchase of up to $1,000.0 million (exclusive of fees, commissions, and other charges).
Under the New Repurchase Program, we may repurchase our shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the New Repurchase Program.
During fiscal 2026, we repurchased 0.9 million of our ordinary shares for the aggregate amount of $225.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations under the Outgoing Repurchase Program. This does not include 27 shares purchased during the year at an average price of $247.66 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
During fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $12.5 million in connection with share-based compensation award programs.
The following table presents information with respect to purchases STERIS made of its ordinary shares under the Outgoing Repurchase Program during the fourth quarter of fiscal year 2026:

	Total Number of Shares Purchased (in millions)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (in millions)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in millions)
January 1-31	—	$—	—	$150.0
February 1-28	0.2	$249.96	0.2	105.0
March 1-31	0.1	$239.27	0.1	75.0
Total	0.3	$245.57	0.3	$75.0

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
FINANCIAL MEASURES
In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States ("U.S. GAAP"). We sometimes use the following financial measures in the context of this report: backlog and debt-to-total capital ratio. We define these financial measures as follows:
•Backlog – We define backlog as the amount of unfilled capital equipment purchase orders (excluding freight) at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.
•Debt-to-total capital ratio – We define debt-to-total capital ratio as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.
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
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments; however, as a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to exclude discontinued operations for comparability, as required. For more information, refer to Note 4 to our consolidated financial statements titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 13 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions, Divestitures, and Investments. During fiscal 2026, we completed two tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $23.4 million, including fair value of contingent consideration. We also purchased investments totaling $134.0 million, predominantly related to a noncontrolling equity investment in a non-U.S.-based healthcare product manufacturer.
During fiscal 2025, we completed several tuck-in acquisitions which continued to expand our product and service offerings in the Healthcare and AST segments. Total aggregate consideration was approximately $54.1 million.
On April 1, 2024, we completed the sale of the Controlled Environment Certification Services ("CECS") business. We recorded net proceeds of $41.9 million and recognized a pre-tax gain on the sale of $19.3 million in fiscal 2025. The business generated approximately $35.0 million in revenues during fiscal 2024.

For more information regarding our recent acquisitions and divestitures, see Note 3 to our consolidated financial statements titled, "Business Acquisitions, Divestitures, and Investments."
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
U.S. Tax Reform. On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA") which contains substantial changes to its tax policies. Business provisions in the OBBBA, some of which were extensions of those established in the Tax Cuts and Jobs Act, include favorable cost recovery allowances, changes to U.S. international tax rules, and changes to energy and environmental related incentives. The law has multiple effective dates, with certain provisions applicable to fiscal years beginning after fiscal 2026. The law did not have a material impact on our consolidated financial statements for fiscal 2026, and we do not expect it to have a material impact on our effective tax rate in the future.
Highlights.  Revenues increased $476.4 million, or 8.7%, to $5,935.9 million for the year ended March 31, 2026, as compared to $5,459.5 million for the year ended March 31, 2025. These increases reflect higher volume and pricing, as well as favorable impacts from foreign currency movements.
Our gross profit percentage increased to 44.2% for fiscal 2026 as compared to 44.0% for fiscal 2025. Favorable impacts from pricing, operational improvements and lower restructuring costs, and productivity were partially offset by unfavorable impacts from tariffs and inflation.
Fiscal 2026 income from operations increased 27.1% to $1,101.8 million over fiscal 2025 income from operations of $866.6 million. This increase was primarily due to increased pricing, volume, and lower restructuring and litigation costs, which were partially offset by inflation and tariffs.
Cash flows provided by operating activities were $1,341.4 million and free cash flow was $982.9 million in fiscal 2026 compared to cash flows provided by operating activities of $1,148.1 million and free cash flow of $787.2 million in fiscal 2025 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in cash flows from operations and free cash flow during the period was driven primarily by improvements in net income, which more than offset the significantly lower contribution from working capital when compared to the prior year.
Our debt-to-total capital ratio was 21.3% at March 31, 2026. We have paid quarterly dividends each year since 2005 and have increased the dividend each consecutive year, including an increase during fiscal 2026 to $0.63 per share.
Outlook. In fiscal 2027 and beyond, we expect to manage our costs, grow our business with internal product and service development, invest in greater capacity and efficiency, and augment these value creating methods with potential acquisitions of additional products and services. Please refer to "Information With Respect to Our Business In General" in Item 1."Business" to this Annual Report on Form 10-K.

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
The following table summarizes the calculation of our free cash flow for the years ended March 31, 2026 and 2025:

	Years Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$1,341.4	$1,148.1
Purchases of property, plant, equipment and intangibles	(369.0)	(370.1)
Proceeds from the sale of property, plant, equipment and intangibles	10.5	9.2
Free cash flow	$982.9	$787.2
RESULTS OF OPERATIONS
In the following subsections, we discuss our performance and the factors affecting it. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments. As a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. Therefore, the discussion within this Results of Operations section excludes discontinued operations and relates solely to our continuing operations.
The discussion of factors affecting our performance for the year ended March 31, 2025 compared to the fiscal year ended March 31, 2024 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended March 31, 2025.

FISCAL 2026 AS COMPARED TO FISCAL 2025
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2026 to the year ended March 31, 2025:

	Years Ended March 31,			Percent
(dollars in millions)	2026	2025	Change	Change
Total revenues	$5,935.9	$5,459.5	$476.4	8.7%

Revenues by type:
Service revenues	2,875.8	2,587.9	287.9	11.1%
Consumable revenues	1,808.4	1,685.9	122.5	7.3%
Capital equipment revenues	1,251.7	1,185.7	66.0	5.6%

Revenues by geography (1):
Ireland revenues	108.5	107.3	1.1	1.0%
United States revenues	4,333.8	4,007.6	326.2	8.1%
Other foreign revenues	1,493.7	1,344.6	149.1	11.1%
(1) Allocation of revenues by geography is based on the location of delivery or distribution of products or location where services are performed.
Revenues increased $476.4 million, or 8.7%, to $5,935.9 million for the year ended March 31, 2026, as compared to $5,459.5 million for the year ended March 31, 2025. These increases reflect higher volume, primarily due to organic growth and increased pricing across all three segments, as well as the favorable impacts of foreign currency movements.
Service revenues for fiscal 2026 increased $287.9 million, or 11.1% over fiscal 2025, reflecting growth across all segments. Consumable revenues for fiscal 2026 increased $122.5 million, or 7.3%, over fiscal 2025, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues for fiscal 2026 increased by $66.0 million, or 5.6%, over fiscal 2025, reflecting growth in the Healthcare and Life Sciences segments, partially offset by a decline in the AST segment.
Ireland revenues for fiscal 2026 were $108.5 million, representing an increase of $1.1 million, or 1.0%, over fiscal 2025 revenues of $107.3 million, reflecting growth in service revenues, partially offset by a decline in capital equipment revenues.
United States revenues for fiscal 2026 were $4,333.8 million, representing an increase of $326.2 million, or 8.1%, over fiscal 2025 revenues of $4,007.6 million, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations for fiscal 2026 were $1,493.7 million, representing an increase of $149.1 million, or 11.1%, over the fiscal 2025 revenues of $1,344.6 million. The increase reflects growth across all geographic regions.
Gross Profit. The following table compares our gross profit for the year ended March 31, 2026 to the year ended March 31, 2025:

	Years Ended March 31,		Change	Percent Change
(dollars in millions)	2026	2025
Gross profit:
Product	$1,434.6	$1,357.3	$77.3	5.7%
Service	1,191.9	1,045.4	146.5	14.0%
Total gross profit	$2,626.5	$2,402.8	$223.7	9.3%
Gross profit percentage:
Product	46.9%	47.3%
Service	41.4%	40.4%
Total gross profit percentage	44.2%	44.0%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage increased to 44.2% for fiscal 2026 as compared to 44.0% for fiscal 2025. Favorable impacts from pricing (120 basis points), operational improvements and lower restructuring costs (70 basis points), and productivity (50 basis points) were partially offset by unfavorable impacts from tariffs (80 basis points), inflation (70 basis points), materials costs (30 basis points), mix (30 basis points), and currency (10 basis points).

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2026 to the year ended March 31, 2025:

	Years Ended March 31,		Change	Percent Change
(in millions)	2026	2025
Operating expenses:
Selling, general, and administrative	$1,407.7	$1,334.3	$73.4	5.5%
Research and development	112.9	107.6	5.3	4.9%
Illinois EO litigation settlement	—	48.2	(48.2)	NM
Restructuring expenses	4.1	46.0	(42.0)	(91.1)%
Total operating expenses	$1,524.7	$1,536.1	$(11.4)	(0.7)%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 5.5% in fiscal 2026 over fiscal 2025. The increase in SG&A during the fiscal year ended March 31, 2026, compared to the fiscal year ended March 31, 2025, is primarily attributable to increased compensation and benefit costs, dealer commissions, and bad debt expense, which were partially offset by lower costs associated with our EO litigation.
Research and Development. Research and development expenses increased $5.3 million in fiscal 2026 over fiscal 2025. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize improving innovation governance processes and leveraging technology to accelerate development initiatives to launch critical capital and consumable products. During fiscal 2026, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Illinois EO Litigation Settlement. On March 3, 2025, the Company entered into binding confidential term sheets ("Term Sheets") with plaintiffs’ counsel, as well as settlement agreements with several plaintiffs in cases which were at the time scheduled for trial in fiscal 2026. On October 29, 2025, the Company entered into binding confidential settlement agreements ("Settlement Agreements") with plaintiffs' counsel, containing terms and provisions consistent with the Term Sheets. The Settlement Agreements are expected to lead to resolution of substantially all of the claims for personal injury related to EO that are currently pending in the Circuit Court of Cook County, Illinois. We recorded an expense of $48.2 million related to this settlement in fiscal 2025. For more information, refer to Note 12 to our consolidated financial statements titled, "Commitments and Contingencies."
Restructuring Expenses. In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency, which we realized beginning in fiscal 2025 and 2026. As of March 31, 2026, the execution of our Restructuring Plan is substantially complete.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2026 related to the Restructuring Plan:

Restructuring Plan	Years Ended March 31,
(in millions)	2026	2025
Severance and other compensation related costs	$2.6	$29.0
Lease and other contract termination and other costs	1.5	12.4
Product rationalization (1)	(0.7)	16.2
Accelerated depreciation and amortization and asset impairment	—	4.7
Total Restructuring Expense	$3.4	$62.3
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during fiscal 2026 and 2025 primarily related to actions taken in our Healthcare segment. Total pre-tax restructuring expense of $110.1 million has been recorded relating to the Restructuring Plan since inception, of which $33.9 million has been recorded in Cost of revenues.

Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2024	$0.7
Fiscal 2025 charges	41.4
Payments	(23.7)
Balance at March 31, 2025	$18.4
Fiscal 2026 Charges	4.1
Payments	(15.4)
Balance at March 31, 2026	$7.1
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, losses (gains) related to disposal activities, and other expense (income) related to our equity investments, including our equity earnings and amortization of basis differences arising from our investments. The following table compares our net non-operating expenses, net for the year ended March 31, 2026 to the year ended March 31, 2025:

	Years Ended March 31,
(in millions)	2026	2025	Change
Non-operating expenses, net:
Interest expense	$60.7	$86.3	$(25.6)
Interest and miscellaneous income	(9.8)	(8.4)	(1.4)
Other expense (income), net	3.5	(7.4)	10.9
Non-operating expenses, net	$54.4	$70.4	$(16.0)
Interest expense decreased $25.6 million during fiscal 2026 as compared to fiscal 2025, primarily due to the lower principal amount of debt outstanding. For more information, refer to Note 8 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income increased during fiscal 2026, as compared to fiscal 2025, by $1.4 million and is driven by higher interest income.
Other expense, net was $3.5 million during fiscal 2026, primarily reflecting a disposal-related fixed asset impairment, as well as amortization related to a noncontrolling equity investment, which were partially offset by a gain on the sale of a building. Other income, net during fiscal 2025 was $7.4 million and primarily related to the gain recorded from the sale of our CECS business, which was partially offset by a loss recorded on an equity investment. For more information on our fixed assets, refer to Note 7 to our consolidated financial statements, titled "Property, Plant, and Equipment." For more information on our equity investments, refer to Note 3 to our consolidated financial statements, titled "Business Acquisitions, Divestitures, and Investments."
Income Tax Expense. The following table compares our tax expense and effective income tax rates for the years ended March 31, 2026 and March 31, 2025:

	Years Ended March 31,		Change	Percent Change
(dollars in millions)	2026	2025

Income tax expense	$262.2	$184.7	$77.6	42.0%
Effective income tax rate	25.0%	23.2%
The effective income tax rates from continuing operations for fiscal 2026 was 25.0% compared to 23.2% for fiscal 2025. The fiscal 2026 effective tax rate from continuing operations increased when compared to 2025, primarily due to changes in geographic mix of income and unfavorable discrete items, including withholding taxes. Additional information regarding our income tax expense and effective income tax rate is included in Note 10 to our consolidated financial statements titled, "Income Taxes."

Business Segment Results of Operations.
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments; however, as a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required.
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
The following table compares business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the year ended March 31, 2026 to the year ended March 31, 2025.

	Years ended March 31,
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2026	2025	2026	2025	2026	2026	2026	2026
Segment revenues:
Healthcare	$4,208.6	$3,878.7	$2.4	$—	$33.5	8.5%	8.4%	7.6%
AST	1,138.5	1,038.6	—	—	30.8	9.6%	9.6%	6.7%
Life Sciences	588.8	542.3	—	—	10.1	8.6%	8.6%	6.7%
Total	$5,935.9	$5,459.5	$2.4	$—	$74.4	8.7%	8.7%	7.3%
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
Healthcare revenues increased 8.5% in fiscal 2026, as compared to fiscal 2025, reflecting growth across service, consumable, and capital revenues of 11.8%, 7.2%, and 5.7%, respectively. The constant currency organic growth of 7.6% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Healthcare segment’s backlog at March 31, 2026 amounted to $392.1 million. The Healthcare segment's backlog at March 31, 2025 was $369.2 million. The increase is due to the timing of shipments and the benefit of acquisitions.
AST revenues increased 9.6% in fiscal 2026, as compared to fiscal 2025. The constant currency organic growth of 6.7% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, as well as increased volume, impacting revenues by a low-single digit percentage, with service growth partially offset by a decline in capital equipment.
Life Sciences revenues increased 8.6% in fiscal 2026, as compared to fiscal 2025 reflecting growth across capital, consumable, and service revenues of 15.5%, 7.6%, and 4.9% , respectively. The constant currency organic growth of 6.7% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Life Sciences backlog at March 31, 2026 and 2025 amounted to $98.7 million and $83.7 million, respectively. The increase is due to timing of shipments.
The following table compares business segment and Corporate operating income for the year ended March 31, 2026 to the year ended March 31, 2025:

	Years ended March 31,			Percent
(dollars in millions)	2026	2025	Change	Change
Income (loss) from operations before adjustments:
Healthcare	$1,036.4	$971.5	$64.8	6.7%
AST	524.7	465.6	59.1	12.7%
Life Sciences	251.0	229.4	21.5	9.4%
Corporate	(430.1)	(399.0)	(31.1)	7.8%
Total income from operations before adjustments	$1,381.9	$1,267.5	$114.4	9.0%
Less: Adjustments
Amortization of acquired intangible assets (1)	$265.0	$273.8
Acquisition and integration related charges (2)	6.2	11.2
Tax restructuring costs (3)	0.5	0.1
Amortization of inventory and property "step up" to fair value (1)	5.0	5.4
Restructuring charges (4)	3.4	62.3
Illinois EO litigation settlement (5)	—	48.2
Total income from operations	$1,101.8	$866.6
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions, Divestitures, and Investments."
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

The Healthcare segment’s operating income increased $64.8 million to $1,036.4 million in fiscal year 2026, as compared to $971.5 million in fiscal year 2025. The increase in operating income is primarily due to the benefits of higher volume, pricing, and productivity, which were partially offset by increased tariff costs and inflation. The segment's operating margins were 24.6% for fiscal year 2026 and 25.0% for fiscal year 2025. Operating margin declined as tariff costs and inflation more than offset the margin expansion otherwise driven by volume, pricing, and productivity.
The AST segment’s operating income increased $59.1 million to $524.7 million in fiscal year 2026, as compared to $465.6 million in fiscal year 2025. The AST segment's operating margins were 46.1% for fiscal year 2026 and 44.8% for fiscal year 2025. The increase in operating income and margin for the year is primarily due to higher pricing and volume, which were partially offset by increased labor inflation costs.
The Life Sciences segment’s operating income increased $21.5 million to $251.0 million in fiscal year 2026, as compared to $229.4 million in fiscal year 2025. The segment’s operating margins were 42.6% for fiscal year 2026 and 42.3% for fiscal year 2025. The increase in operating income and margin for the year is primarily due to the benefit of higher volume and pricing, which were partially offset by increased inflation and tariff costs.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2026 and 2025:

	Years Ended March 31,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$1,341.4	$1,148.1
Net cash (used in) provided by investing activities	(512.5)	388.8
Net cash used in financing activities	(568.2)	(1,572.4)
Debt-to-total capital ratio	21.3%	23.6%
Free cash flow	$982.9	$787.2
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $1,341.4 million for the year ended March 31, 2026, compared to $1,148.1 million for the year ended March 31, 2025. Net cash provided by operating activities increased in fiscal 2026 by 16.8% over fiscal 2025, and was driven primarily by improvements in net income, which more than offset the significantly lower contribution from working capital in fiscal 2026 compared with fiscal 2025.
Net Cash Provided By/Used In Investing Activities – The net cash used in our investing activities was $512.5 million for the year ended March 31, 2026, compared to net cash provided by our investing activities of $388.8 million for the year ended March 31, 2025. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2026 and 2025:
•Purchases of property, plant, equipment, and intangibles – Capital expenditures totaled $369.0 million in fiscal 2026 compared to $370.1 million in fiscal 2025.
•Proceeds from the sale of businesses – During fiscal 2025, we received proceeds of $814.6 million primarily from the sales of our Dental segment and our CECS businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions, Divestitures, and Investments" and Note 4 to our consolidated financial statements titled "Discontinued Operations."
•Purchases of investments – During fiscal 2026, we purchased $134.0 million in investments, predominantly related to a noncontrolling equity investment in a non-U.S.-based healthcare product manufacturer. During fiscal 2025, we purchased $10.8 million in equity investments and convertible notes related to funding the development of intellectual property and access to new markets. For more information on our equity investments, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions and Divestitures."
•Acquisition of businesses, net of cash acquired – During fiscal 2026 and 2025, we used $20.1 million and $54.1 million, respectively, to acquire businesses. For more information on these acquisitions refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions, Divestitures, and Investments."
Net Cash Used In Financing Activities – Net cash used in financing activities was $568.2 million for the year ended March 31, 2026, compared to net cash used in financing activities of $1,572.4 million for the year ended March 31, 2025. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2026 and 2025:
•Payments on term loans – During fiscal 2025, we repaid $638.1 million of our term loans. Our fiscal 2025 repayments were made with the proceeds from the sale of the Dental segment and funds generated from our operations. For more information on our term loans, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Payments on Private Placement Senior Notes – During fiscal 2026 and 2025, we repaid $125.0 million and $80.0 million of Private Placement Senior Notes, respectively, upon maturity. For more information on our Private Placement Senior Notes, refer to Note 8 to our consolidated financial statements titled, "Debt."
•Payments/Proceeds under credit facilities, net – Net proceeds under credit facilities totaled $3.0 million for fiscal 2026 compared to net payments under credit facilities of $446.3 million for fiscal 2025. The fiscal 2025 payments were made using proceeds from the sale of the Dental segment and funds generated by our operations. At the end of fiscal 2026, $37.8 million of debt was outstanding under our bank credit facility, compared to $34.8 million at the end of fiscal 2025. We provide additional information about our bank credit facility in Note 8 to our consolidated financial statements titled, "Debt."
•Repurchases of ordinary shares – During both fiscal 2026 and 2025, we obtained 0.1 million of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $12.5 million and $11.3 million, respectively. During fiscal 2026, we repurchased 0.9 million of our ordinary shares in the aggregate amount of $225.0 million (exclusive of fees, commissions, and other charges) through our Outgoing Repurchase Program. During fiscal 2025, we repurchased 0.9 million of our ordinary shares for the aggregate amount of $200.0 million (exclusive of fees, commissions, and other charges) through our Outgoing Repurchase Program. On May 5, 2026, the Board of Directors terminated the Outgoing Repurchase Program and authorized the New Repurchase Program for the purchase of up to $1,000.0 million (exclusive of fees, commissions, and other charges). We provide additional information about our share repurchases, the Outgoing Repurchase Program and the New Repurchase Program in Note 15 to our consolidated financial statements titled, "Repurchases of Ordinary Shares."
•Cash dividends paid to ordinary shareholders – During fiscal 2026, we paid cash dividends totaling $241.8 million or $2.46 per outstanding share. During fiscal 2025, we paid cash dividends totaling $219.9 million or $2.23 per outstanding share.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2026 and fiscal 2025, we received cash proceeds totaling $32.9 million and $25.5 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $1,341.4 million in fiscal 2026 compared to $1,148.1 million in fiscal 2025. Free cash flow was $982.9 million in fiscal 2026, compared to $787.2 million in fiscal 2025 (see subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow during the period was driven primarily by improvements in net income, which more than offset the significantly lower contribution from working capital in fiscal 2026 compared with fiscal 2025.
Our debt-to-total capital ratio was 21.3% at March 31, 2026 and 23.6% at March 31, 2025.
Sources of Credit.  Our sources of credit as of March 31, 2026 are summarized in the following table:

(in millions)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2026 Amounts Outstanding	March 31, 2026 Amounts Available
Sources of Credit
Private Placement Senior Notes	$557.8	—	$557.8	$—
Revolving Credit Facility (1)	1,100.0	9.8	37.8	1,052.5
Senior Public Notes	1,350.0	—	1,350.0	—
Total Sources of Credit	$3,007.8	$9.8	$1,945.6	$1,052.5
(1) At March 31, 2026, there were $9.8 million of letters of credit outstanding under the Revolving Credit Agreement.
Our sources of funding from credit as of March 31, 2026 are summarized below:
•On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation ("Corporation"), STERIS Limited ("Limited"), and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100.0 million revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021.
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

•On April 1, 2021, FinCo completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of the FinCo’s 2.700% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of the FinCo’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021 (the “Base Indenture”), among FinCo, Parent, Corporation and Limited (collectively "the Guarantors”) and U.S. Bank National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee (together with the Base Indenture, the “Indenture”). Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis. The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year until their respective maturities.
•As of March 31, 2026, a total of $37.8 million was outstanding under the Revolving Credit Agreement, based on currency exchange rates as of March 31, 2026. At March 31, 2026, we had $1,052.5 million of unused funding available under the Revolving Credit Agreement. The Revolving Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2026, there was $9.8 million in letters of credit outstanding under the Revolving Credit Agreement.
Our outstanding Private Placement Senior Notes at March 31, 2026 were as follows:

(in millions)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2026
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	$25.0
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125.0
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100.0
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50.0
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	68.9
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45.0
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	23.0
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	59.5
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21.8
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	39.7
Total Private Placement Senior Notes			$557.8
The Private Placement Senior Notes were issued as follows:
•On February 27, 2017, Limited issued and sold an aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million of senior notes (collectively, the "2017 senior notes") in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 years and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•On May 15, 2015, Corporation issued and sold $350.0 million of senior notes (the "2015 senior notes") in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 years to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
•In December 2012 and in February 2013, Corporation issued and sold $200.0 million of senior notes (collectively, the "2012 senior notes") in a private placement to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.
•On March 19, 2021, Corporation as issuer, and Parent, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) for the 2012 senior notes (the “2012 Amendment”), and (2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as issuer, and Parent, Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.
At March 31, 2026, we were in compliance with all financial covenants associated with our indebtedness. For additional information on our sources of funding and credit, refer to Note 8 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, cobalt-60, information technology enhancements, and research and development advances. During fiscal 2026, our capital expenditures amounted to $369.0 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. In fiscal 2027, we plan to continue to invest in facility expansions, particularly within our Healthcare and AST segments, and in ongoing maintenance for existing facilities. We will also commence a multi-year project to invest in upgraded technology to support our service and sales workflows within our Healthcare and Life Sciences segments.
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
Our material future cash obligations and commercial commitments as of March 31, 2026 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(in millions)	2027	2028	2029	2030	2031 and thereafter	Total
Material Future Cash Obligations:
Debt	$118.9	$150.0	$127.5	$37.8	$1,511.5	$1,945.6
Operating leases	42.1	31.1	22.1	14.9	77.8	188.1
Purchase obligations	124.4	11.3	—	—	—	135.7
Benefit payments under defined benefit plans	6.0	6.1	6.3	6.6	43.1	68.1
Trust assets available for benefit payments under defined benefit plans	(6.0)	(6.1)	(6.3)	(6.6)	(43.1)	(68.1)
Benefit payments under other post-retirement benefits plans	0.9	0.8	0.7	0.6	2.5	5.4
Total Material Future Cash Obligations	$286.3	$193.2	$150.3	$53.3	$1,591.8	$2,274.9
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
The table above also excludes potential obligations related to our investment activities of approximately $211.0 million (based on contractual amounts, excluding working capital adjustments), including arrangements that provide for the potential acquisition of the remaining equity interests in an investee, as well as contingent consideration arrangements. The timing and ultimate amount of any such obligations cannot be determined at this time, as they are contingent on the occurrence of specified events or conditions and, in certain cases, future operating performance.

	Amount of Commitment Expiring March 31,
(in millions)	2027	2028	2029	2030	2031 and thereafter	Totals
Commercial Commitments:
Letters of credit and surety bonds	$141.6	$2.3	$0.3	$1.4	$1.5	$147.2
Letters of credit as security for self-insured risk retention policies	14.1	—	—	—	—	14.1
Total Commercial Commitments	$155.7	$2.3	$0.3	$1.4	$1.5	$161.3
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
Parent and its wholly-owned subsidiaries, Limited and Corporation, each have provided guarantees of the obligations of FinCo, a wholly-owned subsidiary issuer, under Senior Public Notes issued by FinCo on April 1, 2021 and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of FinCo and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
All of the liabilities of non-guarantor direct and indirect subsidiaries of Parent, other than FinCo, Limited and Corporation, including any claims of trade creditors, are effectively senior to the Senior Public Notes.
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
The following tables present summarized results of operations for the year ended March 31, 2026 and summarized balance sheet information at March 31, 2026 and 2025 for the obligor group of the Senior Public Notes. The obligor group consists of Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
Twelve Months Ended
March 31,
(in millions)	2026

Revenues	$3,313.3
Gross profit	1,820.3
Operating costs arising from transactions with non-issuers and non-guarantors - net	716.0
Income from operations	914.1
Non-operating income (expense) arising from transactions with subsidiaries that are non-issuers and non-guarantors - net	1,121.5
Net income	$1,179.7

Summarized Balance Sheet Information
	At March 31,
(in millions)	2026	2025
Receivables due from non-issuers and non-guarantor subsidiaries	$21,513.5	$19,931.5
Other current assets	1,039.2	830.5
Total current assets	$22,552.7	$20,762.0

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,280.3	$1,278.4
Goodwill	298.0	297.2
Other non-current assets	639.9	632.6
Total non-current assets	$2,218.1	$2,208.2

Payables due to non-issuers and non-guarantor subsidiaries	$25,938.3	$23,557.2
Other current liabilities	510.0	333.7
Total current liabilities	$26,448.3	$23,891.0

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285.9	$285.6
Other non-current liabilities	1,820.7	2,060.8
Total non-current liabilities	$2,106.6	$2,346.4
Credit Ratings
STERIS's Senior Public Notes have been assigned the following credit ratings:

	Standard & Poor's	Moody's	Fitch
Credit Ratings (1)	BBB	Baa2	BBB
(1) Effective May 20, 2026
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
Revenue Recognition.  Revenue is recognized when obligations under the terms of the contract are satisfied and control of the promised products or services has transferred to the Customer. Revenues are measured at the amount of consideration that we expect to be paid in exchange for the products or services. Product revenues are recognized when control passes to the Customer, which is generally based on contract or shipping terms. Service revenues are recognized when the Customer benefits from the service, which occurs either upon completion of the service or as it is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenues are not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Our standard return and restocking fee policies are applied to sales of products. Shipping and handling costs charged to Customers are included in Product revenues. The associated expenses are treated as fulfillment costs and are included in Cost of revenues. Revenues are reported net of sales and value-added taxes collected from Customers.
We have individual Customer contracts that offer discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenues for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. The reduction in revenues for these items is estimated based on historical experience and trend analysis to the extent that it is probable that a significant reversal of revenues will not occur. Estimated returns are recorded gross on the Consolidated Balance Sheets.
In transactions that contain multiple performance obligations, such as when products, maintenance services, and other services are combined, we recognize revenues as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each performance obligation based on its relative standalone selling price, which is the price for the product or service when it is sold separately.
Payment terms vary by the type and location of the Customer and the products or services offered. Generally, the time between when revenues are recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.
We do not capitalize sales commissions as substantially all of our sales commission programs have an amortization period of one year or less.
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2026, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
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
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2026 projected benefit obligations and the fiscal 2026 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Unfunded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2026
Benefit obligations:
Discount rate	6.10%	4.30%	1.20%	3.80%	3.01%	5.85%	5.00%
Assumptions used to determine fiscal 2026
Net periodic benefit costs:
Discount rate	5.80%	3.80%	1.20%	2.00%	2.20%	5.85%	5.00%
Expected return on plan assets	5.30%	3.80%	1.30%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2026 benefit costs by less than $0.4 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2026 net periodic benefit costs by less than $0.2 million and would have increased the projected benefit obligations by approximately $7.6 million at March 31, 2026.
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
Many factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, those identified in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: (a) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto by non-U.S. governments; (b) operating costs, pressure on pricing (including, without limitation, as a result of inflation), Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected and leading to erosion of profit margins; (c) the potential of international unrest, military conflicts, economic downturns, currency fluctuations and cybersecurity events and any resulting effects on STERIS’s anticipated growth, performance or other results; (d) changes in healthcare policy or government or other third-party payor reimbursement levels; (e) the possibility that compliance with laws, court rulings, certifications, regulations, or other regulatory actions, or the outcome of any pending or threatened litigation, including the EO litigation, may delay, limit or prevent new product or service introductions, impact production, supply and/or marketing of existing products or services, result in uncovered costs, or otherwise affect STERIS’s performance, results, prospects or value; (f) changes in tax laws or interpretations or the adoption of certain income tax treaties in jurisdictions where we operate that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a U.S. resident for U.S. federal tax purposes, or the impact of tariffs and/or other trade barriers as a result of STERIS’s corporate structure; (g) the impacts of increasing consolidation and competition within our industry, which may exert pressure on our pricing strategy, manufacturing strategy or lead to decreasing demand for our products and services; (h) the effects on our operations resulting from labor-related issues, such as strikes, unsuccessful union negotiations and other workforce disruptions or from our inability to recruit or retain management and other personnel; (i) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs; (j) the effects of changes in credit availability and pricing, as well as the ability of STERIS and STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed; and (k) the possibility that anticipated financial results, anticipated revenues, productivity improvements, cost savings, growth synergies, and other anticipated benefits of acquisitions, restructuring efforts, and divestitures will not be realized or will be less than anticipated due to unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of acquired businesses.
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
INTEREST RATE RISK
As of March 31, 2026, we had $1,907.8 million in fixed rate senior notes outstanding. As of March 31, 2026, we had $37.8 million in outstanding borrowings under our Revolving Credit Agreement which are exposed to changes in interest rates. Based upon our debt structure at March 31, 2026, a hypothetical 100 basis point increase in floating interest rates would increase annual interest expense by approximately $0.4 million. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 8 to our consolidated financial statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 20 to our consolidated financial statements titled, “Reclassifications out of Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 27% of our revenues and 26% of our Cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including intercompany transactions. We may also hold foreign currency forward contracts to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. We do not use derivative financial instruments for speculative purposes. At March 31, 2026, we held foreign net currency forward contracts to buy 210.0 million Mexican pesos, and to sell 4.0 million Australian dollars and 7.0 million New Zealand dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our Cost of revenues. At March 31, 2026, we held commodity swap contracts to buy 0.6 million pounds of nickel.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of STERIS plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2026 expressed an unqualified opinion thereon.
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

Auditing management’s analysis of tax positions related to the lack of deemed dividend inclusions and associated withholding tax for fiscal year 2018 was challenging as the analysis is highly judgmental due to complex interpretations of tax laws and legal rulings. In addition, periodic reassessment is required to evaluate changes impacting these tax positions, including regulatory changes, litigation and examination activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the facts and circumstances, including current year developments, and the corresponding tax laws relied upon to conclude that it is currently more-likely-than-not that they will realize the benefit recorded.

Our audit procedures included, among others, assessing the Company's correspondence with the relevant tax authorities related to current year developments. With the assistance of our income tax professionals, we evaluated evidence of the status of the dispute with the IRS, including inquiries of and written representations from management and correspondence with external counsel engaged in the matter. We also evaluated the adequacy of the Company's disclosures included in Note 10 to the consolidated financial statements in relation to the matter.

We have served as the Company’s auditor since 1989.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2026

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

March 31,	2026	2025
Assets
Current assets:
Cash and cash equivalents	$439.6	$171.7
Accounts receivable (net of allowances of $27.3 and $24.4, respectively)	1,092.8	1,044.0
Inventories, net	631.8	581.3
Prepaid expenses and other current assets	230.4	203.8
Total current assets	2,394.6	2,000.8
Property, plant, and equipment, net	2,161.2	1,956.5
Lease right-of-use assets, net	155.2	156.4
Goodwill	4,194.8	4,095.7
Intangibles, net	1,620.0	1,854.4
Other assets	211.4	83.0
Total assets	$10,737.2	$10,146.8
Liabilities and equity
Current liabilities:
Accounts payable	$338.8	$280.8
Accrued income taxes	28.6	21.5
Accrued payroll and other related liabilities	221.1	192.7
Short-term lease obligations	35.8	34.2
Short term indebtedness	118.9	125.0
Accrued expenses and other	401.9	368.1
Total current liabilities	1,145.0	1,022.2
Long-term indebtedness	1,812.8	1,918.7
Deferred income taxes, net	390.7	403.7
Long-term lease obligations	119.6	124.6
Other liabilities	71.7	61.9
Total liabilities	$3,540.0	$3,531.1
Commitments and contingencies (see Note 12)
Ordinary shares, with $0.001 par value; 500.0 shares authorized; 97.8 and 98.3 ordinary shares issued and outstanding, respectively	4,280.9	4,420.4
Retained earnings	3,015.9	2,475.3
Accumulated other comprehensive loss	(113.1)	(292.3)
Total shareholders’ equity	7,183.6	6,603.4
Noncontrolling interests	13.6	12.4
Total equity	7,197.2	6,615.8
Total liabilities and equity	$10,737.2	$10,146.8

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

Years Ended March 31,	2026	2025	2024
Revenues:
Product	$3,060.1	$2,871.6	$2,764.0
Service	2,875.8	2,587.9	2,374.7
Total revenues	5,935.9	5,459.5	5,138.7
Cost of revenues:
Product	1,625.5	1,514.3	1,516.1
Service	1,683.9	1,542.5	1,404.5
Total cost of revenues	3,309.4	3,056.8	2,920.5
Gross profit	2,626.5	2,402.8	2,218.2
Operating expenses:
Selling, general, and administrative	1,407.7	1,334.3	1,252.3
Research and development	112.9	107.6	103.7
Illinois EO litigation settlement	—	48.2	—
Restructuring expense	4.1	46.0	26.0
Total operating expenses	1,524.7	1,536.1	1,382.0
Income from operations	1,101.8	866.6	836.1
Non-operating expenses, net:
Interest expense	60.7	86.3	144.4
Interest and miscellaneous income	(9.8)	(8.4)	(11.0)
Other expense (income), net	3.5	(7.4)	—
Total non-operating expenses, net	54.4	70.4	133.3
Income from continuing operations before income tax expense	1,047.3	796.2	702.8
Income tax expense	262.2	184.7	149.5
Income from continuing operations, net of income tax	785.1	611.6	553.3
Income (loss) from discontinued operations, net of income tax	—	4.5	(173.2)
Net income	785.1	616.1	380.1
Less: Net income attributable to noncontrolling interests	2.8	1.4	1.8
Net income attributable to shareholders	$782.3	$614.6	$378.2

Net income (loss) per share attributable to shareholders - Basic:
Continuing Operations	$7.97	$6.19	$5.58
Discontinued Operations	$—	$0.05	$(1.75)
Total	$7.97	$6.24	$3.83

Net income (loss) per share attributable to shareholders - Diluted:
Continuing Operations	$7.93	$6.16	$5.55
Discontinued Operations	$—	$0.05	$(1.74)
Total	$7.93	$6.20	$3.81

Cash dividends declared per ordinary share outstanding	$2.46	$2.23	$2.03
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

Years Ended March 31,	2026	2025	2024
Net income	$785.1	$616.1	$380.1
Less: Net income attributable to noncontrolling interests	2.8	1.4	1.8
Net income attributable to shareholders	$782.3	$614.6	$378.2

Other comprehensive income (loss)
Defined benefit plan changes	(0.6)	0.1	(0.7)
Change in cumulative foreign currency translation adjustment	179.7	36.2	(7.2)
Total other comprehensive income (loss) attributable to shareholders	179.2	36.3	(7.9)
Comprehensive income attributable to shareholders	$961.5	$651.0	$370.3
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Years Ended March 31,	2026	2025	2024
Operating activities:
Net income	$785.1	$616.1	$380.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	486.5	476.2	565.2
Deferred income taxes	(16.9)	(76.5)	(131.4)
Share-based compensation expense	61.7	57.4	56.5
Loss on the disposal of property, plant, equipment, and intangibles, net	3.6	5.7	25.0
Loss on classification as held for sale	—	—	206.4
(Gain) loss on sale of businesses and investments, net	(0.3)	6.4	0.3
Amortization of inventory fair value adjustments	—	—	4.8
Other items	(5.6)	(3.7)	12.3
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(25.1)	(28.8)	(128.1)
Inventories, net	(24.0)	73.1	(37.5)
Other current assets	(22.7)	(50.3)	(1.6)
Accounts payable	51.1	33.6	(19.0)
Accruals and other, net	47.8	38.9	40.0
Net cash provided by operating activities	1,341.4	1,148.1	973.3
Investing activities:
Purchases of property, plant, equipment, and intangibles	(369.0)	(370.1)	(360.3)
Proceeds from the sale of property, plant, equipment, and intangibles	10.5	9.2	7.4
Proceeds from the sale of businesses	—	814.6	9.5
Proceeds from the sale of investments	—	—	3.9
Purchases of investments	(134.0)	(10.8)	(1.5)
Acquisition of businesses, net of cash acquired	(20.1)	(54.1)	(546.3)
Net cash (used in) provided by investing activities	(512.5)	388.8	(887.4)
Financing activities:
Payments on term loans	—	(638.1)	(60.0)
Payments on Private Placement Senior Notes	(125.0)	(80.0)	—
Proceeds (payments) under credit facilities, net	3.0	(446.3)	181.5
Deferred financing fees and debt issuance costs	—	(2.3)	—
Acquisition related deferred or contingent consideration	(0.4)	(0.4)	(6.2)
Repurchases of ordinary shares	(235.5)	(211.3)	(11.8)
Cash dividends paid to ordinary shareholders	(241.8)	(219.9)	(200.6)
Distributions to noncontrolling interest holders	(1.4)	(2.1)	(1.6)
Contributions from noncontrolling interest holders	—	2.5	3.0
Stock option and other equity transactions, net	32.9	25.5	10.5
Net cash used in financing activities	(568.2)	(1,572.4)	(85.2)
Effect of exchange rate changes on cash and cash equivalents	7.2	0.2	(2.1)
Increase (decrease) in cash and cash equivalents	267.9	(35.3)	(1.3)
Cash and cash equivalents at beginning of period	171.7	207.0	208.4
Cash and cash equivalents at end of period	$439.6	$171.7	$207.0
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2023	98.6	$4,486.4	$1,911.5	$(320.7)	$10.0	$6,087.2
Comprehensive income:
Net income	—	—	378.2	—	1.8	380.1
Other comprehensive loss	—	—	—	(7.9)	—	(7.9)
Repurchases of ordinary shares	(0.1)	(10.2)	(1.6)	—	—	(11.8)
Equity compensation programs and other	0.3	67.0	—	—	—	67.0
Cash dividends – $2.03 per ordinary share	—	—	(200.6)	—	—	(200.6)
Distributions to noncontrolling interest holders	—	—	—	—	(1.6)	(1.6)
Contributions from noncontrolling interest holders	—	—	—	—	3.0	3.0
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2024	98.9	4,543.2	2,087.6	(328.7)	13.2	6,315.3
Comprehensive income:
Net income	—	—	614.6	—	1.4	616.1
Other comprehensive income	—	—	—	36.3	—	36.3
Repurchases of ordinary shares	(1.0)	(205.6)	(7.1)	—	—	(212.7)
Equity compensation programs and other	0.4	82.9	—	—	—	82.9
Cash dividends – $2.23 per ordinary share	—	—	(219.9)	—	—	(219.9)
Distributions to noncontrolling interest holders	—	—	—	—	(2.1)	(2.1)
Contributions from noncontrolling interest holders	—	—	—	—	2.5	2.5
Divestiture of joint venture interest	—	—	—	—	(2.6)	(2.6)
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	98.3	$4,420.4	$2,475.3	$(292.3)	$12.4	$6,615.8
Comprehensive income:
Net income	—	—	782.3	—	2.8	785.1
Other comprehensive income	—	—	—	179.2	—	179.2
Repurchases of ordinary shares	(1.0)	(236.1)	—	—	—	(236.1)
Equity compensation programs and other	0.5	96.6	—	—	—	96.6
Cash dividends – $2.46 per ordinary share	—	—	(241.8)	—	—	(241.8)
Distributions to noncontrolling interest holders	—	—	—	—	(1.4)	(1.4)
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2026	97.8	$4,280.9	$3,015.9	$(113.1)	$13.6	$7,197.2
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
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. Previously, we had four reportable business segments, however, as a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability purposes, as required. We describe our business segments in Note 13 titled "Business Segment Information."
Our fiscal year ends on March 31. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.
Principles of Consolidation. We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate these financial statements. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. Transactions between the Company and our unconsolidated affiliates are eliminated to the extent of the Company's ownership interest until such amounts are realized through transactions with third parties.
Our reporting currency is United States Dollars (USD). Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
Discontinued Operations. On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been classified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. For additional information regarding this transaction and its effect on our financial reporting, refer to Note 4 titled, "Discontinued Operations" and Note 13 titled, "Business Segment Information."
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
Cash Equivalents. Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased. We invest our excess cash in short-term instruments including money market funds, money market deposit accounts, bank savings accounts, and time deposits with major banks and financial institutions. We select investments in accordance with the criteria established in our investment policy. Our investment policy specifies, among other things, maturity, credit quality and concentration restrictions with the objective of preserving capital and maintaining adequate liquidity.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Associated Liabilities. Revenue is recognized when obligations under the terms of the contract are satisfied and control of the promised products or services have transferred to the Customer. Revenues are measured at the amount of consideration that we expect to be paid in exchange for the products or services. Product revenues are recognized when control passes to the Customer, which is generally based on contract or shipping terms. Service revenues are recognized when the Customer benefits from the service, which occurs either upon completion of the service or as it is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenues are not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Our standard return and restocking fee policies are applied to sales of products. Shipping and handling costs charged to Customers are included in Product revenues. The associated expenses are treated as fulfillment costs and are included in Cost of revenues. Revenues are reported net of sales and value-added taxes collected from Customers.
We have individual Customer contracts that offer discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenues for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. The reduction in revenues for these items is estimated based on historical experience and trend analysis to the extent that it is probable that a significant reversal of revenues will not occur. Estimated returns are recorded gross on the Consolidated Balance Sheets.
In transactions that contain multiple performance obligations, such as when products, maintenance services, and other services are combined, we recognize revenues as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each performance obligation based on its relative standalone selling price, which is the price for the product or service when it is sold separately.
Payment terms vary by the type and location of the Customer and the products or services offered. Generally, the time between when revenues are recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.
We do not capitalize sales commissions as substantially all of our sales commission programs have an amortization period of one year or less.
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At March 31, 2026, assets related to costs to fulfill a contract were not material to our consolidated financial statements.
Refer to Note 13 titled, "Business Segment Information" for disaggregation of revenues.
Product Revenues
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a distributor, dealer or group purchasing organization ("GPO") agreement. We recognize revenues for sales of products when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenues related to capital equipment products are deferred until installation is complete if the capital equipment and installation are highly integrated and form a single performance obligation.
Service Revenues
Within our Healthcare and Life Sciences segments, Service revenues include revenues generated from parts and labor associated with the maintenance, repair and installation of capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a distributor, dealer, or GPO agreement. For maintenance, repair and installation of capital equipment, revenues are recognized upon completion of the service. Healthcare service revenues also include outsourced reprocessing services and instrument repairs. Contracts for outsourced reprocessing services are primarily based on an agreement with a Customer, ranging in length from several months to 20 years. Outsourced reprocessing services revenues are recognized ratably over the contract term using a time-based input measure, adjusted for volume and other performance metrics, to the extent that it is probable that a significant reversal of revenues will not occur. Contracts for instrument repairs are primarily based on a Customer’s purchase order, and the associated revenues are recognized upon completion of the repair.
We also offer preventive maintenance and separately priced extended warranty agreements to our Customers, which require us to maintain and repair products over the duration of the contract. Generally, these contract terms are cancellable without penalty and range from one to five years. Amounts received under these Customer contracts are initially recorded as a service liability and are recognized as Service revenues ratably over the contract term using a time-based input measure.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Within our AST segment, Service revenues include contract sterilization and laboratory services, as well as service support for our installed base of capital equipment. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement, and revenues are generally recognized upon completion of the service.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenues are recognized as revenues upon completion of the performance obligation, which generally occurs within one year. During fiscal 2026, we recognized revenues of $51.5 million that were included in our contract liability balance at the beginning of the period. During fiscal 2025, we recognized revenues of $65.1 million that were included in our contract liability balance at the beginning of the period.
Refer to Note 9 titled, "Additional Consolidated Balance Sheet Information" for deferred revenues balances.
Service Liabilities
Payments received in advance of performance for cancellable preventive maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenues as performance is rendered under the contract.
Refer to Note 9 titled, "Additional Consolidated Balance Sheet Information" for service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of March 31, 2026, the transaction price allocated to remaining performance obligations was approximately $1,366.2 million. We expect to recognize approximately 56% of the transaction price within one year and approximately 35% beyond one year. The remainder has yet to be scheduled for delivery.
Accounts Receivable. Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We may obtain and perfect a security interest in products sold where allowed by laws and regulations when we have a concern with the Customer's risk profile.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $12.0 million and $7.2 million for the years ended March 31, 2026 and 2025, respectively. Total interest expense for the years ended March 31, 2026, 2025, and 2024 was $60.7 million, $86.3 million, and $144.4 million, respectively.
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
Investments.  Investments in marketable securities are stated at fair value. Changes in the fair value of these investments are recorded in the Other (income) expense line of the Consolidated Statements of Income. Investments without readily determinable fair values, are measured at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The cost of equity method investments includes the purchase price plus transaction-related costs that are directly attributable to the investments. The investments are subsequently adjusted to recognize the Company's proportionate share of the investees' earnings or losses, distributions received, amortization of basis differences, and impairments, if any, with the impacts on our earnings recorded within Other (income) expense on the Consolidated Statements of Income.
Where the cost of the Company's investment exceeds our proportionate share of the underlying book value of our investees' net assets, the excess is attributed to basis differences between the fair value and carrying amount of the identifiable assets and liabilities. Basis differences associated with depreciable or amortizable assets are amortized over their estimated useful lives.
These investments are included in Other assets on our Consolidated Balance Sheets.
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when indicators of impairment exist and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We monitor for such indicators on an ongoing basis and if an impairment exists, we record the loss in the Consolidated Statements of Income during that period. We also evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Self-Insurance Liabilities. We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the liability. This liability includes estimates for both known losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. We are also self-insured for certain employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience. Liability amounts are recorded in the "Accrued expenses and other" and "Other liabilities" lines of our Consolidated Balance Sheets.
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
Foreign Currency Translation. Our reporting currency is United States Dollars ("USD"). Most of our operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into USD using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transactions with equity method investees are recorded in their transactional currency and converted to the functional currency of the investor. The carrying amount of the investment is translated from the functional currency of the investor to USD, with translation adjustments recorded in accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain intercompany balances designated as long-term in nature.

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
Warranty.  Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenues are recognized. We estimate warranty expense based primarily on historical warranty claim experience.
Shipping and Handling.  We record shipping and handling costs in Cost of revenues. Shipping and handling costs charged to Customers are recorded as revenues in the period the product revenues are recognized.
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, general, and administrative expenses. We incurred $20.3 million, $19.9 million, and $25.5 million of advertising costs during the years ended March 31, 2026, 2025, and 2024, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2026
ASU 2023-09 "Income Taxes (Topic 740) Improvements to Income Tax Disclosures."	December 2023	The standard provides guidance to enhance disclosures related to effective tax rate reconciliations, requiring separate disclosure of certain categories and further disaggregation of items that meet a quantitative threshold. It also addresses disclosures of income taxes paid (net of refunds), requiring disaggregation by federal, state, and foreign, and disclosure of individual jurisdictions that meet a quantitative threshold. The standard also requires disclosure of income (loss) from continuing operations before income taxes, disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state, and foreign. Finally, the standard removes the requirement for certain disclosures related to changes in unrecognized tax benefits and certain amounts of temporary differences. The amendments in this standard are effective for annual periods beginning after December 15, 2024.	Fourth Quarter Fiscal 2026	We adopted this standard on a prospective basis in fiscal 2026. Refer to Note 10 titled, "Income Taxes" for enhanced disclosures.
Standards that have not yet been adopted.
ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses."	November 2024
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTRUCTURING
In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). This plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency. As of March 31, 2026, the execution of our Restructuring Plan is substantially complete.
The following table summarizes our total pre-tax restructuring expenses recorded in fiscal 2026 and 2025 related to the Restructuring Plan:

(in millions)
Restructuring Plan
Years Ended March 31,	2026	2025	2024
Severance and other compensation related costs	$2.6	$29.0	$0.7
Lease and other contract termination and other costs	1.5	12.4	—
Product rationalization (1)	(0.7)	16.2	18.3
Accelerated depreciation and amortization and asset impairment	—	4.7	25.4
Total Restructuring Expense	$3.4	$62.3	$44.4
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during fiscal 2026 and 2025 primarily related to actions taken in our Healthcare and AST segments. Total pre-tax restructuring expense of $110.1 million has been recorded relating to the Restructuring Plan since inception, of which $33.9 million has been recorded in Cost of revenues.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2024	$0.7
Fiscal 2025 charges	41.4
Payments	(23.7)
Balance at March 31, 2025	$18.4
Fiscal 2026 charges	4.1
Payments	(15.4)
Balance at March 31, 2026	$7.1

3. BUSINESS ACQUISITIONS, DIVESTITURES, AND INVESTMENTS
Fiscal 2026 Acquisitions
During fiscal 2026, we completed two tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $23.4 million, including the fair value of potential contingent consideration.
Purchase price allocations are based on the latest draft valuations and remain preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments and associated deferred taxes may be recorded during the remaining measurement period, not to exceed one year from closing.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2026 Investments
During fiscal 2026, we purchased $134.0 million in investments, predominantly related to a noncontrolling equity investment representing an approximately one-third ownership interest in a non-U.S.-based healthcare product manufacturer accounted for under the equity method. In connection with the equity method investment, the Company entered into arrangements that provide rights (and, in certain cases, obligations) that could result in the Company acquiring the remaining equity interests in the investee upon the occurrence of specified events or conditions. The potential acquisition would be for a purchase price that is proportionate to the Company's initial investment, subject to customary working capital adjustments, on a debt‑free, cash‑free basis. The timing of such acquisition, if any, would depend on the terms of those arrangements and the satisfaction of the applicable conditions.
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
In addition to the acquisition of assets from BD, we completed two tuck-in acquisitions during fiscal 2024, which expanded our product and service offerings in the AST and Healthcare segments. Total aggregate consideration was approximately $6.9 million, net of cash acquired.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2026, 2025, and 2024 acquisitions.

(in millions)	Fiscal Year 2026 (1)	Fiscal Year 2025	Fiscal Year 2024
	All Acquisitions	All Acquisitions	BD	Other Acquisitions
Cash	$0.4	$—	$—	$0.4
Accounts receivable	5.0	1.3	—	1.5
Inventory	12.2	1.2	31.8	0.7
Property, plant, and equipment	2.9	21.2	7.9	0.2
Lease right-of-use assets, net	1.0	4.6	1.7	—
Other assets	1.9	4.3	—	—
Intangible assets	9.2	15.9	303.0	2.9
Goodwill	8.8	10.6	197.1	2.5
Total assets	41.4	59.2	541.5	8.2
Current liabilities	(17.3)	(2.1)		(0.6)
Non-current liabilities	(0.7)	(2.9)	(1.7)	(0.7)
Total liabilities	(18.0)	(5.1)	(1.7)	(1.3)
Net assets	$23.4	$54.1	$539.8	$6.9
(1) Purchase price allocation is preliminary as of March 31, 2026, as valuations have not been finalized.

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenues and cost synergies of the combined company and assembled workforce. No portion of the goodwill recognized in fiscal 2026 was deductible for tax purposes. The deductible portion of goodwill recognized as a result of fiscal 2025 and fiscal 2024 acquisitions was $0.4 million and $195.7 million, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition related transaction and integration costs totaled $6.2 million, $11.2 million, and $25.5 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Acquisition and integration expenses declined in fiscal 2026 as we completed fewer acquisitions during fiscal 2026 as compared to prior years. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income and include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
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
4. DISCONTINUED OPERATIONS
On April 11, 2024, the Company announced its plan to sell substantially all of the net assets of its Dental segment for total cash consideration of $787.5 million, subject to customary adjustments, and up to an additional $12.5 million in contingent payment had the Dental business achieved certain revenue targets in fiscal 2025. No amounts have been recorded or are expected to be recorded with respect to this contingent consideration. The transaction was structured as an equity sale and closed on May 31, 2024. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the fiscal 2025 divestiture of our Dental segment and determined that those conditions for discontinued operations presentation had been met prior to March 31, 2024. The Dental segment results of operations have been classified as income (loss) from discontinued operations in the Consolidated Statements of Income for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Dental segment through the date of sale on May 31, 2024. A majority of the proceeds received from the sale were utilized to pay off existing debt.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major line items constituting income (loss) of discontinued operations associated with the Dental segment for the years ended March 31, 2025, and 2024:

(in millions)
Years Ended March 31,	2025	2024
Revenues:
Product	$63.9	$407.0
Cost of revenues:
Product	35.1	226.9
Gross profit:	28.8	180.1
Operating expenses:
Selling, general, and administrative	13.5	199.5
Goodwill impairment loss	—	—
Research and development	0.4	3.0
Income (loss) from operations (1)	15.0	(22.4)
Non-operating expenses (income), net	—	—
Pre-tax loss on sale (2)	(14.0)	(206.4)
Income (loss) before income tax expense	1.0	(228.8)
Income tax benefit	(3.6)	(55.6)
Income (loss) from discontinued operations, net of income tax	$4.5	$(173.2)
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
The effective income tax rates for the years ended March 31, 2025 and 2024 were (371.0)%, and 24.3%, respectively. Our fiscal 2025 tax rate was driven by favorable discrete items.
Significant non-cash operating items and capital expenditures related to discontinued operations are reflected in the statement of cash flows as follows:

(in millions)	2025	2024
Operating activities of discontinued operations:
Depreciation, depletion, and amortization (1)	$—	$115.2
Investing activities of discontinued operations:
Purchases of property, plant, equipment, and intangibles	$(0.4)	$(9.2)
(1) We concluded that the criteria to report assets held for sale was met on March 2, 2024, as such we did not depreciate or amortize related property, plant, equipment and intangible assets subsequent to this date.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2026 and 2025 were as follows:

(in millions)	Healthcare	AST	Life Sciences	Total
Balance at March 31, 2024	$2,500.9	$1,387.6	$182.2	$4,070.7
Goodwill acquired	2.1	8.5	—	10.6
Measurement period adjustments to acquired goodwill	—	(0.5)	(11.6)	(12.1)
Foreign currency translation adjustments and other	6.3	19.9	0.3	26.4
Balance at March 31, 2025	$2,509.3	$1,415.4	$170.9	$4,095.7
Goodwill acquired	8.8	—	—	8.8
Measurement period adjustments to acquired goodwill	—	—	—	—
Divestiture	—	—	—	—
Foreign currency translation adjustments and other	21.0	66.8	2.6	90.4
Balance at March 31, 2026	$2,539.0	$1,482.3	$173.5	$4,194.8
See Note 3 titled, "Business Acquisitions, Divestitures, and Investments," for additional information regarding our recent business acquisitions and divestitures.
We evaluate the recoverability of recorded goodwill and indefinite-lived intangible assets annually during the third fiscal quarter, or when indicators of potential impairment exist. Our goodwill is assessed at the reporting unit level which is equivalent to the Company's reportable operating segments.
During our annual reviews for fiscal 2026, 2025, and 2024, there were no indicators that impairment of goodwill or indefinite-lived intangible assets was more likely than not.
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
Information regarding our intangible assets is as follows:

(in millions)	2026		2025
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$2,655.8	$1,344.0	$2,564.3	$1,067.4
Non-compete agreements	—	—	15.1	15.0
Patents and technology	456.6	303.0	480.3	294.1
Trademarks and tradenames	235.8	106.8	247.9	105.1
Supplier relationships	54.8	29.2	54.8	26.5
Total	$3,403.0	$1,783.0	$3,362.4	$1,508.0

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2026 and March 31, 2025 was $14.3 million. We evaluate our indefinite-lived intangible assets annually during the third quarter or when evidence of potential impairment exists. No impairment was recognized for fiscal years 2026, 2025 or 2024.
Total amortization expense for intangible assets was $268.2 million, $276.2 million, and $268.3 million for the years ended March 31, 2026, 2025, and 2024, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

(in millions)	2027	2028	2029	2030	2031
Estimated amortization expense	$253.1	$248.2	$246.3	$241.3	$209.1
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2026 currency exchange rates.
6. INVENTORIES, NET
Components of our inventories are presented in the following table.

(in millions)
March 31,	2026	2025
Raw materials	$225.4	$213.1
Work in process	90.7	83.1
Finished goods	355.2	334.9
Reserve for excess and obsolete inventory	(39.4)	(49.8)
Inventories, net	$631.8	$581.3

7. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

(in millions)
March 31,	2026	2025
Land and land improvements (1)	$112.3	$106.1
Buildings and leasehold improvements	903.6	832.1
Machinery and equipment	1,434.3	1,205.4
Information systems	316.3	282.1
Radioisotope	829.9	749.8
Construction in progress (1)	509.5	512.1
Total property, plant, and equipment	4,105.9	3,687.7
Less: accumulated depreciation and depletion	(1,944.6)	(1,731.1)
Property, plant, and equipment, net	$2,161.2	$1,956.5
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
Depreciation and depletion expense were $218.3 million, $199.7 million and $181.7 million, for the years ended March 31, 2026, 2025, and 2024, respectively.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the liability for asset retirement obligations.

(in millions)	Asset Retirement Obligations
Balance at March 31, 2024	$13.7
Liabilities incurred during the period	0.6
Liabilities settled during the period	(0.1)
Accretion expense and change in estimate	0.3
Foreign currency and other	(0.1)
Balance at March 31, 2025	$14.4
Liabilities incurred during the period	1.0
Liabilities settled during the period	—
Accretion expense and change in estimate	0.3
Foreign currency and other	(0.4)
Balance at March 31, 2026	$15.3
8. DEBT
Indebtedness as of March 31, 2026 and 2025 was as follows:

(in millions)	March 31, 2026	March 31, 2025
Short-term debt
Private Placement Senior Notes	118.9	125.0
Total short-term debt	$118.9	$125.0

Long-term debt
Private Placement Senior Notes	$438.9	$549.2
Revolving Credit Facility	37.8	34.8
Deferred financing costs	(13.8)	(15.3)
Senior Public Notes	1,350.0	1,350.0
Total long-term debt	$1,812.8	$1,918.7
Total debt	$1,931.7	$2,043.7
Revolving Credit Facility
On October 7, 2024, STERIS plc (“Parent”), STERIS Corporation ("Corporation"), STERIS Limited ("Limited"), and STERIS Irish FinCo Unlimited Company (“FinCo”), each as a borrower and guarantor, entered into a credit agreement with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) providing for a $1,100.0 million revolving credit facility (the “Revolving Credit Facility”), which replaced a prior credit agreement, dated as of March 19, 2021.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”). Alternative Currency Advances are limited in the aggregate to the equivalent of $625.0 million.
As of March 31, 2026 a total of $37.8 million of borrowings were outstanding under the Revolving Credit Facility.
Senior Public Notes
On April 1, 2021, FinCo completed an offering of $1,350.0 million in aggregate principal amount, of its senior notes in two separate tranches: (i) $675.0 million aggregate principal amount of FinCo’s 2.700% Senior Notes due 2031 (the “2031 Notes”) and (ii) $675.0 million aggregate principal amount of FinCo’s 3.750% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Senior Public Notes”). The Senior Public Notes were issued pursuant to an Indenture, dated as of April 1, 2021, among FinCo, as the issuer, Parent, Corporation and Limited (together Parent, Corporation and Limited, the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 1, 2021, among FinCo, the Guarantors and the Trustee. Each of the Guarantors guaranteed the Senior Public Notes jointly and severally on a senior unsecured basis. The 2031 Notes will mature on March 15, 2031 and the 2051 Notes will mature on March 15, 2051. The Senior Public Notes will bear interest at the rates set forth above. Interest on the Senior Public Notes is payable on March 15 and September 15 of each year until their respective maturities.
Private Placement Senior Notes
Our outstanding Private Placement Senior Notes at March 31, 2026 and 2025 were as follows:

(in millions)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2026	U.S. Dollar Value at March 31, 2025
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	$25.0	$25.0
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	—	125.0
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125.0	125.0
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100.0	100.0
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50.0	50.0
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	68.9	65.0
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45.0	45.0
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	23.0	21.7
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	59.5	58.2
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	21.8	20.6
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	39.7	38.8
Total Private Placement Senior Notes			$557.8	$674.2
On February 27, 2017, Limited issued and sold an aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million, of senior notes (collectively, the “2017 senior notes”) in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 years and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
On May 15, 2015, Corporation issued and sold $350.0 million of senior notes (the "2015 senior notes"), in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 years to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
In December 2012, and in February 2013 Corporation issued and sold $200.0 million of senior notes (collectively, the "2012 senior notes"), in a private placement to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The agreement governing the notes contains leverage and interest coverage covenants.
On March 19, 2021, Corporation as issuer, and Parent, Limited and FinCo, as guarantors, entered into (1) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated December 4, 2012) for the 2012 senior notes (the “2012 Amendment”), and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated certain note purchase agreements originally dated March 31, 2015) for the 2015 senior notes (the “2015 Amendment”). Also on March 19, 2021, Limited, as issuer, and Parent, Corporation and FinCo, as guarantors, entered into a First Amendment to Amended and Restated Note Purchase Agreement dated March 5, 2019 (which had amended and restated a certain note purchase agreement originally dated January 23, 2017) for the 2017 senior notes (together with the 2012 Amendment and the 2015 Amendment, the “NPA Amendments”). The NPA Amendments provided, among other things, for the waiver of certain repurchase rights of the note holders and increased the size of certain baskets to more closely align with other current credit agreement baskets.
At March 31, 2026, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

(in millions)
2027	$118.9
2028	150.0
2029	127.5
2030	37.8
2031 and thereafter	1,511.5
Total	$1,945.6
Supplemental cash flow information related to debt is as follows::

(in millions)
Years Ended March 31,	2026	2025	2024
Cash paid during the year for interest	$64.7	$89.4	$142.2

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

(in millions)
March 31,	2026	2025
Accrued payroll and other related liabilities:
Compensation and related items	$63.7	$69.8
Accrued vacation/paid time off	16.7	16.2
Accrued bonuses	97.5	66.5
Accrued employee commissions	39.6	37.4
Other post-retirement benefits obligations-current portion	0.9	1.0
Other employee benefit plans' obligations-current portion	2.7	1.8
Total accrued payroll and other related liabilities	$221.1	$192.7
Accrued expenses and other:
Deferred revenues	$59.1	$57.5
Service liabilities	137.5	107.8
Self-insured and related risk reserves-current portion	14.5	15.1
Illinois EO litigation settlement(1)	43.2	48.2
Accrued dealer commissions	32.5	32.1
Accrued warranty	17.5	16.3
Asset retirement obligation-current portion	0.5	0.6
Accrued interest	6.2	7.8
Other	90.9	82.8
Total accrued expenses and other	$401.9	$368.1
Other liabilities:
Self-insured risk reserves-long-term portion	$24.8	$24.0
Other post-retirement benefits obligations-long-term portion	4.3	4.8
Defined benefit pension plans obligations-long-term portion	4.1	3.3
Other employee benefit plans obligations-long-term portion	1.6	1.3
Accrued long-term income taxes	0.3	1.9
Asset retirement obligation-long-term portion	14.7	13.8
Other	21.9	12.7
Total other liabilities	$71.7	$61.9
(1) Pursuant to the terms of our settlement agreement, settlement funds have been deposited into escrow. The corresponding escrow asset is included in the Prepaid expenses and other current assets line of our Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
We present a reconciliation of the effective global income tax rate from the Irish national trading rate, our country of domicile. The total provision for income taxes for the year ended March 31, 2026 can be reconciled to the tax computed at the Ireland statutory trading income tax rate, presented in accordance with the requirements of newly adopted ASU 2023-09, as follows:

	Year Ended March 31, 2026
(dollars in millions)	Amount	Percentage
Tax at national statutory rate	$130.9	12.5%
National nontaxable, nondeductible items	(0.1)	—%
National cross-border laws	7.3	0.7%
National other	3.1	0.3%
Foreign tax effects, U.S.
Statutory rate differential	62.9	6.0%
Federal credits	(6.1)	(0.6)%
State and local taxes, net	30.8	2.9%
Equity based compensation	(7.0)	(0.7)%
Withholding taxes	19.8	1.9%
Foreign-derived deduction eligible income	(8.5)	(0.8)%
Other	10.9	1.0%
Foreign tax effects, U.K.
Statutory rate differential	6.8	0.6%
Other	0.3	—%
Foreign tax effects, other jurisdictions	12.2	1.2%
Global changes in uncertain tax positions	(1.6)	(0.2)%
All other, net	0.6	0.2%
Total Provision for Income Taxes	$262.2	25.0%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total provision for income taxes for the years ended March 31, 2025 and March 31, 2024 can be reconciled to the tax computed at the Ireland statutory tax rate, presented before adoption of ASU 2023-09, as follows:

Years Ended March 31,	2025	2024
National statutory tax rate	12.5%	12.5%
Change in accruals for uncertain tax positions	(0.1)%	—%
U.S. state and local taxes, net of federal income tax expense (benefit)	2.8%	2.2%
Change in valuation allowances	0.7%	0.9%
U.S. research and development credit	(0.6)%	(0.7)%
U.S. foreign income tax credit	(0.7)%	(0.9)%
Difference in non-Ireland tax rates	9.9%	8.5%
U.S. federal audit adjustments	(0.3)%	0.1%
Excess tax benefit for equity compensation	(0.8)%	(0.7)%
Tax rate changes on deferred tax assets and liabilities	—%	(0.3)%
U.S. tax reform impact, GILTI and FDII	(0.3)%	(0.2)%
All other, net	0.1%	(0.1)%
Total Provision for Income Taxes	23.2%	21.3%

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
We operate a global financing structure using a wholly-owned financing company domiciled in Ireland, FinCo, which has a material impact on the relative amount of income before income taxes by geography. In each of the years presented, FinCo contributed a significant majority of the pre-tax income of Ireland operations. Its activities are driven by funding needs for acquisitions, capital investments, and working capital. A significant majority of FinCo’s income before income taxes during the years presented was driven by loans to our operations in the United States in response to such funding needs.
Significant transactions not indicative of operating trends that impacted the amount of income before income taxes by geography and resulting provision for income tax and effective tax rate include:
•In fiscal 2026, there were no significant transactions of this nature.
•In fiscal 2025, income from continuing operations before income taxes, in the United States and Other locations, was impacted by $62.3 million of expenses associated with restructuring. This resulted in approximately $6.0 million of an increase to our valuation allowance in Other locations.
•In fiscal 2024, income from continuing operations before income taxes, in the United States and Other locations, was impacted by $44.4 million of expenses associated with restructuring. This resulted in approximately $2.6 million of an increase to our valuation allowance in Other locations.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from continuing operations before income taxes of our domestic and foreign operations based on the geographic locations of our operations was as follows:

(in millions)
Years Ended March 31,	2026	2025	2024

United States operations	$725.3	$559.5	$491.9
Ireland operations	56.7	62.5	51.5
Other locations operations	265.3	174.2	159.4
	$1,047.3	$796.2	$702.8
The components of the provision for income taxes related to income from continuing operations consisted of the following:

(in millions)
Years Ended March 31,	2026	2025	2024

Current:
United States federal	$162.2	$145.2	$133.5
United States state and local	38.1	32.4	26.2
Ireland	17.6	12.9	7.6
Other locations	61.2	51.3	51.3
	279.1	241.7	218.7
Deferred:
United States federal	(8.3)	(43.1)	(43.5)
United States state and local	0.9	(5.0)	(11.2)
Ireland	(0.2)	(0.6)	(0.9)
Other locations	(9.3)	(8.3)	(13.5)
	(16.9)	(57.1)	(69.1)
Total Provision for Income Taxes	$262.2	$184.7	$149.5
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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

(in millions)	2026	2025
Unrecognized Tax Benefits Balance at April 1	$1.8	$2.2
Increases for tax provisions of current year	—	—
Decreases for tax provisions of prior year	(1.6)	(0.3)
Unrecognized Tax Benefits Balance at March 31	$0.2	$1.8
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2026 and 2025, we had $0.1 million accrued for interest and penalties. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $0.2 million. The decrease in the balance of unrecognized tax benefits from prior year is due to the expiration of old positions.
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
We estimate that the tax benefit from our Costa Rica Tax Holiday is $7.4 million (or $0.07 per fully diluted share), annually. The Tax Holiday runs fully exempt from income tax through 2031.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2026 and 2025 were as follows:

(in millions)
March 31,	2026	2025

Deferred Tax Assets:
Post-retirement benefit accrual	$1.3	$1.4
Compensation	34.5	29.7
Net operating loss carryforwards	25.7	35.5
Accrued expenses	13.3	13.8
Insurance	2.2	2.1
Illinois EO Litigation Settlement	11.0	12.0
Deferred income	24.3	24.1
Bad debt & other allowances	4.7	3.8
Research & experimental expenditures	47.5	40.5
Operating leases (1)	36.1	37.6
Foreign tax credit carryforwards	10.3	8.1
Other	17.4	16.0
Deferred Tax Assets	228.3	224.6
Less: Valuation allowance	29.0	30.6
Total Deferred Tax Assets	199.3	194.0
Deferred Tax Liabilities:
Depreciation and depletion	116.8	97.0
Operating leases (1)	35.4	36.6
Intangibles	418.1	441.0
Pension	3.8	3.8
Other	3.0	2.6
Total Deferred Tax Liabilities	577.1	581.0
Net Deferred Tax Liabilities(2)	$(377.8)	$(386.9)

(1) For more information regarding our operating leases, see Note 12 titled, "Commitments and Contingencies."
(2) A portion of the Net Deferred Tax Liabilities is presented in the "Other Assets" line of our Consolidated Balance Sheets.
At March 31, 2026, we had U.S. federal operating loss carryforwards of $6.3 million, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $86.4 million. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2027 and 2047. In addition, we have a pre-valuation allowance tax benefits balance of $2.3 million related to U.S. state operating loss carryforwards. If unused, these state operating loss carryforwards will expire

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between fiscal years 2027 and 2047. At March 31, 2026, we had $13.2 million of pre-valuation allowance tax credit carryforwards. These credit carryforwards can be used through fiscal 2036.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $29.0 million has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance decreased during fiscal 2026 by $1.6 million.
Other than the tax expense previously recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the Company’s position is that these amounts continue to be indefinitely reinvested.  The amount of undistributed earnings of subsidiaries was approximately $3,000.0 million at March 31, 2026.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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
Cash paid for income taxes (net of refunds received) for the year ended March 31, 2026, presented in accordance with the requirements of newly adopted ASU 2023-09, is as follows:

(in millions)
Year Ended March 31,	2026
Cash paid during the year for:
Income taxes, net, Ireland	$8.4
Income taxes, net, U.S.	231.3
Income taxes, net, other locations	49.2
Income taxes, net of refunds, total	$289.0
Cash paid for income taxes and cash received for refunds for the years ended March 31, 2025 and 2024, presented before adoption of ASU 2023-09, is as follows:

(in millions)
Years Ended March 31,	2025	2024
Cash paid during the year for:
Income taxes	273.6	271.3
Cash received during the year for income tax refunds	9.5	19.2
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for post-retirement benefit plans). Accumulated comprehensive income (loss) represents the net unrecognized actuarial losses and unrecognized prior service cost. These amounts will be recognized in net periodic benefit cost as they are amortized. We will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income.
Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2026 and 2025, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

(in millions)	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2026	2025	2026	2025
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$90.7	$96.4	$5.8	$6.2
Service cost	0.7	0.7	—	—
Prior service cost	2.4	—	—	—
Interest cost	4.7	4.2	0.3	.3
Actuarial gain	(1.9)	(9.1)	(0.4)	(.6)
Benefits and expenses	(6.2)	(4.6)	(0.5)	(.1)
Employee contributions	0.6	1.0	—	—
Curtailments/settlements	(0.9)	—	—	—
Impact of foreign currency exchange rate changes	2.9	2.1	—	—
Benefit Obligations at End of Year	$93.1	$90.7	$5.2	$5.8
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$109.3	$113.9	$—	$—
Actual return on plan assets	6.0	(4.9)	—	—
Employer contributions	0.7	1.2	0.5	0.1
Employee contributions	0.6	1.0	—	—
Benefits and expenses paid	(6.0)	(4.5)	(0.5)	(0.1)
Curtailments/settlements	(0.9)	—	—	—
Impact of foreign currency exchange rate changes	3.2	2.6	—	—
Fair Value of Plan Assets at End of Year	$112.8	$109.3	$—	$—
Funded Status of the Plans	$19.7	$18.6	$(5.2)	$(5.8)
Amounts recognized in the Consolidated Balance Sheets consist of the following:

(in millions)	Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2026	2025	2026	2025

Non-current assets	$23.8	$21.9	$—	$—
Current liabilities	—	—	(0.9)	(1.0)
Non-current liabilities	(4.1)	(3.3)	(4.3)	(4.8)
Net assets (liabilities)	$19.7	$18.6	$(5.2)	$(5.8)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) at March 31, 2026, was approximately $2.1 million and $1.8 million, respectively.
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2026 and 2025:

(in millions)	Defined Benefit Pension Plans
	2026	2025
Aggregate fair value of plan assets	$112.8	$109.3
Aggregate accumulated benefit obligations	93.1	90.7
Aggregate projected benefit obligations	93.1	90.7

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

(in millions)	Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2026	2025	2024	2026	2025	2024
Service cost	$0.7	$0.7	$0.7	$—	$—	$—
Interest cost	4.7	4.2	4.1	0.3	0.3	0.3
Expected return on plan assets	(5.4)	(4.9)	(6.1)	—	—	—
Prior service cost recognition	—	—	—	—	—	—
Net amortization and deferral	—	—	—	—	0.1	0.2
Curtailments/settlements	—	—	—	—	—	—
Net periodic benefit (credit) cost	$0.2	$0.1	$(1.2)	$0.3	$0.4	$0.5
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$0.2	$0.6	$2.6	$0.4	$0.6	$0.4
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of net loss	—	—	—	—	(0.1)	(0.2)
Total recognized in other comprehensive loss (income)	0.2	0.5	2.5	0.3	0.4	0.2
Total recognized in total benefits cost and other comprehensive loss (income)	$0.3	$0.6	$1.3	$0.6	$0.9	$0.8

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2026	2025
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	6.10%	4.80%
Isotron BV Pension Plan	4.30%	3.80%
Synergy Health Daniken AG	1.20%	1.10%
Synergy Health Radeberg	3.80%	3.80%
Synergy Health Allershausen	3.01%	2.82%
Harwell Dosimeters Ltd Retirement Benefits Scheme	5.85%	5.65%
Other post-retirement plan	5.00%	5.00%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2026	2025	2024
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	5.80%	5.80%	4.70%
Isotron BV Pension Plan	3.80%	3.40%	3.70%
Synergy Health Daniken AG	1.20%	1.10%	1.50%
Synergy Health Radeberg	2.00%	2.00%	2.00%
Synergy Health Allershausen	2.20%	2.20%	2.20%
Harwell Dosimeters Ltd Retirement Benefits Scheme	5.85%	5.65%	4.85%
Other post-retirement plan	5.00%	5.00%	4.75%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	5.30%	5.30%	6.10%
Isotron BV Pension Plan	3.80%	3.40%	3.70%
Synergy Health Daniken AG	1.30%	1.10%	1.50%
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
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected obligations. Prior to fiscal 2026, we made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally declined ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rates noted below. As of fiscal 2026, healthcare cost trend assumptions are no longer applied. Beginning in fiscal 2026, the plan limits healthcare costs to a capped monthly amount per participant.

	2025	2024
Healthcare cost trend rate – medical	8.50%	7.50%
Healthcare cost trend rate – prescription drug	8.50%	7.50%
Long-term healthcare cost trend rate	4.50%	4.50%
To determine the healthcare cost trend rates, we evaluated a combination of information, including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecasted claims against actual claims, review of trend

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior.
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2026, the targeted allocation for the plans were approximately 30% equity investments and 70% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2026 and 2025 by asset category is as follows:

	Fair Value Measurements at March 31, 2026
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$0.9	$0.9	$—	$—
Insured annuities	9.1	—	9.1	—
Insurance contracts	7.8	—	—	7.8
Common and collective trusts valued at net asset value:
Equity security trusts	31.3	—	—	—
Debt security trusts	63.8	—	—	—
Total Plan Assets	$112.8	$0.9	$9.1	$7.8

	Fair Value Measurements at March 31, 2025
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Insured annuities	9.9	—	9.9	—
Insurance contracts	6.9	—	—	6.9
Common and collective trusts valued at net asset value:
Equity security trusts	39.8	—	—	—
Debt security trusts	52.3	—	—	—
Total Plan Assets	$109.3	$0.4	$9.9	$6.9
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2026 due to the following:

(in millions)	Insurance contracts
Balance at March 31, 2024	$6.1
Gains (losses) related to assets still held at year-end	0.1
Transfers into Level 3	0.6
Foreign currency	0.1
Balance at March 31, 2025	$6.9
Transfers into Level 3	0.2
Foreign currency	0.7
Balance at March 31, 2026	$7.8
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We anticipate fiscal 2027 contributions to approximate those of fiscal 2026.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2026, the following benefit payments are expected to be made to plan participants:

(in millions)	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2027	$6.0	$0.9
2028	6.1	0.8
2029	6.3	0.7
2030	6.6	0.6
2031	6.7	0.6
2032 and thereafter	36.4	1.9
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. Under the plan, the subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $0.2 million and $0.3 million, during fiscal 2026 and fiscal 2025, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain 401(k) defined contribution plans for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $1,608.0 million at March 31, 2026. At March 31, 2026, the U.S. plan held 0.3 million STERIS ordinary shares with a fair value of $74.1 million. We paid dividends of $0.8 million, $0.9 million, and $0.9 million to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2026, 2025, and 2024, respectively. We contributed approximately $50.2 million, $44.7 million, and $39.6 million, to the defined contribution plans for the years ended March 31, 2026, 2025, and 2024, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in Accrued expenses and other. The aggregate value of the assets was $1.3 million and $1.1 million at March 31, 2026 and March 31, 2025, respectively. Realized gains and losses on these investments are recorded in Other expense (income) within Non-operating expenses, net on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in Accumulated other comprehensive income (loss) on our accompanying Consolidated Balance Sheets.
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
In addition, the Company may pursue opportunities to recover amounts previously paid in connection with certain legal or regulatory matters, tariffs or similar governmental charges, including the approximately $28 million of net replacement tariffs we paid pursuant to the International Economic Emergency Powers Act ("IEEPA"). Any such matters are subject to applicable processes and uncertainty, including timing of resolution, and we have not recorded a receivable related to these amounts as of March 31, 2026.
Illinois EO Litigation Settlement
A subsidiary of the Company was sued in Illinois state court by individual plaintiffs who worked or resided near a facility in Lake County, Illinois, where the subsidiary provided sterilization services using ethylene oxide (“EO”) from January 2005 to

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2008. The plaintiffs filed separate suits in which each alleges that they have been diagnosed with one or more types of cancer, allegedly resulting from exposure to EO emissions from the facility into the ambient air.
On March 3, 2025, the Company entered into binding confidential term sheets ("Term Sheets") with plaintiffs’ counsel, as well as settlement agreements with several plaintiffs in cases which were at the time scheduled for trial in fiscal 2026. On October 29, 2025, the Company entered into binding confidential settlement agreements ("Settlement Agreements") with plaintiffs' counsel, containing terms and provisions consistent with the Term Sheets. The Settlement Agreements are expected to lead to resolution of substantially all of the claims for personal injury related to EO that are currently pending in the Circuit Court of Cook County, Illinois.
Pursuant to the Settlement Agreements, the Company agreed to pay up to $48.2 million to settle claims. We recorded a charge for this amount in fiscal 2025, and the remaining liability is included in the "Accrued expenses and other" line within our Consolidated Balance Sheets. None of the Settlement Agreements are an admission of liability or that emissions from the Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas. The Settlement Agreements establish a claims administration process that includes guidelines and procedures for administering individual settlements, which process has continued into fiscal 2027. The Company anticipates dismissal of all pending EO related claims brought by the covered plaintiffs upon completion of the claims administration process and approval by the court.
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
As of March 31, 2026 and 2025, our commercial commitments totaled $161.3 million and $127.4 million, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $3.1 million and $10.9 million of the March 31, 2026 and 2025 totals, respectively, relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2026, we had minimum purchase commitments with suppliers for raw material purchases totaling $64.2 million. As of March 31, 2026, we also had commitments of $71.5 million for long term construction contracts.
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
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in Property, plant, and equipment, net and the liabilities are included in Other liabilities. For finance leases, we recognize interest expense using the effective interest method, and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of the asset. Our finance leases are not material as of March 31, 2026 and for the twelve-month period then ended.
Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The components of operating lease expense recognized in income from continuing operations in the consolidated statements of income are as follows:

(in millions)	Year Ended	Year Ended	Year Ended
	March 31, 2026	March 31, 2025	March 31, 2024
Fixed operating lease expense	$45.2	$46.5	$41.3
Variable operating lease expense	32.6	21.3	24.4
Total operating lease expense	$77.8	$67.8	$65.8

Supplemental cash flow information related to operating leases is as follows:

(in millions)	Year Ended	Year Ended	Year Ended
	March 31, 2026	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$45.2	$46.5	$46.9
Right-of-use assets obtained in exchange for operating lease obligations, net	$17.1	$29.8	$24.7

Maturities of lease liabilities at March 31, 2026 are as follows:

(in millions)	March 31, 2026
2027	$42.1
2028	31.1
2029	22.1
2030	14.9
2031 and thereafter	77.8
Total operating lease payments	$188.1
Less imputed interest	32.7
Total operating lease liabilities	$155.4
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2026 foreign currency exchange rates.
Supplemental information related to operating leases is as follows:

	March 31,	March 31,
	2026	2025
Weighted-average remaining lease term of operating leases	8.8 years	9.1 years
Weighted-average discount rate of operating leases	4.6%	4.5%
13. BUSINESS SEGMENT INFORMATION
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Previously, we had four reportable business segments, however, as a result of the fiscal 2025 divestiture of our Dental segment, Dental is presented as discontinued operations. The Dental segment previously met the criteria for a reportable segment and has been removed from segment disclosures for all periods presented following its classification as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes for comparability, as required. For more information, refer to Note 4 titled, "Discontinued Operations." Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. These costs include expenses

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily include executive management costs, certain centralized finance, legal, human resources, information technology functions, global systems costs, and other corporate‑level activities that are not directly attributable to the reportable segments.
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
Segment operating income represents revenues less cost of revenues, selling, general and administrative expenses, and research and development expenses that are directly attributable to the segment. Segment operating income excludes amortization of acquired intangible assets, acquisition and integration‑related charges, restructuring costs, costs incurred in tax restructuring initiatives, and other items that management does not consider indicative of segment operating performance. These excluded items are reported within the tables below to reconcile segment operating income to income from operations.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company.
For the three years ended March 31, 2026, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our segments is presented in the following tables.

Year Ended March 31, 2026
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$4,208.6	$1,138.5	$588.8	$—	$5,935.9

Segment expenses
Cost of revenues	2,422.5	552.8	262.7
Selling, general, and administrative	652.3	57.7	65.0
Research and development	97.5	3.3	10.3
Total income from operations before adjustments	$1,036.4	$524.7	$251.0	$(430.1)	$1,381.9
Less: Adjustments
Amortization of acquired intangible assets (1)					265.0
Acquisition and integration related charges (2)					6.2
Tax restructuring costs (3)					0.5
Amortization of inventory and property "step up" to fair value (1)					5.0
Restructuring charges (4)					3.4
Total income from operations					$1,101.8

Year Ended March 31, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,878.7	$1,038.6	$542.3	$—	$5,459.5

Segment expenses
Cost of revenues	2,204.1	516.7	243.7
Selling, general, and administrative	610.0	52.5	59.8
Research and development	93.1	3.8	9.4
Total income from operations before adjustments	$971.5	$465.6	$229.4	$(399.0)	$1,267.5
Less: Adjustments
Amortization of acquired intangible assets (1)					273.8
Acquisition and integration related charges (2)					11.2
Tax restructuring costs (3)					0.1
Amortization of inventory and property "step up" to fair value (1)					5.4
Restructuring charges (4)					62.3
Illinois EO litigation settlement (5)					48.2
Total income from operations					$866.6

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31, 2024
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company

Revenues	$3,613.0	$954.0	$571.7	$—	$5,138.7

Segment expenses
Cost of revenues	2,083.9	458.4	283.9
Selling, general, and administrative	568.0	51.7	58.2
Research and development	89.8	4.1	8.3
Total income from operations before adjustments	$871.4	$439.7	$221.3	$(348.5)	$1,184.0
Less: Adjustments
Amortization of acquired intangible assets (1)					266.4
Acquisition and integration related charges (2)					25.5
Tax restructuring costs (3)					0.6
Net loss on divestiture of businesses (1)					0.9
Amortization of inventory and property "step up" to fair value (1)					10.0
Restructuring charges (4)					44.4
Total income from operations					$836.1
(1) For more information regarding our recent acquisitions and divestitures, refer to Note 3 titled, "Business Acquisitions, Divestitures, and Investments"
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)
March 31,	2026	2025
Assets
Healthcare and Life Sciences	$7,146.8	$6,806.4
AST	3,590.4	3,340.4
Total assets	$10,737.2	$10,146.8

Years Ended March 31,	2026	2025	2024
Capital Expenditures
Healthcare and Life Sciences	$130.6	$142.8	$114.2
AST	238.4	227.2	237.0
Total Capital Expenditures	$369.0	$370.1	$351.2
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$329.8	$334.2	$322.2
AST	156.8	142.0	127.8
Total Depreciation, Depletion, and Amortization	$486.5	$476.2	$450.1
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are attributed to the geographic areas based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

(in millions)
March 31,	2026	2025
Property, Plant, and Equipment, Net
Ireland	$88.1	$74.9
United States	1,094.4	1,008.7
Other locations	978.7	872.9
Property, Plant, and Equipment, Net	$2,161.2	$1,956.5

(in millions)
Years Ended March 31,	2026	2025	2024
Revenues:
Ireland	$108.5	$107.3	$82.7
United States	4,333.8	4,007.6	3,751.4
Other locations	1,493.7	1,344.6	1,304.6
Total Revenues	$5,935.9	$5,459.5	$5,138.7

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)
Years Ended March 31,	2026	2025	2024
Healthcare:
Capital equipment	$1,095.9	$1,037.2	$1,091.5
Consumables	1,496.6	1,396.0	1,248.4
Service	1,616.0	1,445.4	1,273.1
Total Healthcare Revenues	$4,208.6	$3,878.7	$3,613.0
AST:
Capital equipment	$20.0	$30.9	$14.5
Service	1,118.5	1,007.6	939.5
Total AST Revenues	$1,138.5	$1,038.6	$954.0
Life Sciences:
Capital equipment	$135.7	$117.5	$155.5
Consumables	308.3	286.7	251.6
Service	144.8	138.1	164.6
Total Life Sciences Revenues	$588.8	542.3	571.7
Total Revenues	$5,935.9	$5,459.5	$5,138.7

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

(shares in millions)
Years ended March 31,	2026	2025	2024
Denominator:
Weighted average shares outstanding—basic	98.2	98.6	98.8
Dilutive effect of share equivalents	0.4	0.5	0.6
Weighted average shares outstanding and share equivalents—diluted	98.7	99.1	99.4
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

(shares in millions)
Years ended March 31,	2026	2025	2024
Number of ordinary share options	0.6	0.7	0.6
Additional Authorized Shares
The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. REPURCHASES OF ORDINARY SHARES
On May 3, 2023 our Board of Directors terminated the previous share repurchase program and authorized a new share repurchase program (the "Outgoing Repurchase Program") for the purchase of up to $500.0 million (exclusive of fees, commissions, and other charges), with no specified expiration date. As of March 31, 2026, there was $75.0 million (exclusive of fees, commissions, and other charges) of remaining availability under the Outgoing Repurchase Program.
Under the Outgoing Repurchase Program, the Company could repurchase its shares from time to time through open market purchases, including 10b5-1 plans. It also permitted share repurchases to be activated, suspended or discontinued at any time.
On May 5, 2026, the Board of Directors terminated the Outgoing Repurchase Program and authorized a new share repurchase program (the "New Repurchase Program") for the purchase of up to $1,000.0 million (exclusive of fees, commissions, and other charges).
Under the New Repurchase Program, we may repurchase our shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. There is no limitation to the number of shares that can be repurchased in a year and there is no expiration date for the New Repurchase Program.
During fiscal 2026, we repurchased 0.9 million of our ordinary shares for the aggregate amount of $225.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations under the Outgoing Repurchase Program. During fiscal 2025, we repurchased 0.9 million of our ordinary shares for the aggregate amount of $200.0 million (exclusive of fees, commissions, and other charges) pursuant to the authorizations under the Outgoing Repurchase Program. During fiscal 2024, we had no share repurchase activity pursuant to Outgoing Repurchase Program authorizations.
During fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $12.5 million in connection with share-based compensation award programs. During fiscal 2025, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.3 million in connection with share-based compensation award programs. During fiscal 2024, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.8 million in connection with share-based compensation award programs.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of March 31, 2026, 1.7 million shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following weighted-average assumptions were used for options granted during fiscal 2026, fiscal 2025 and fiscal 2024:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Risk-free interest rate	4.02%	4.21%	3.59%
Expected life of options	6.1 years	6.1 years	6.0 years
Expected dividend yield of stock	1.12%	0.94%	1.08%
Expected volatility of stock	28.16%	28.42%	27.92%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.21%, 2.07% and 2.22% was applied in fiscal 2026, 2025 and 2024 respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2025	1,823,883	$185.51
Granted	187,058	265.21
Exercised	(287,514)	123.46
Forfeited	(6,560)	245.47
Outstanding at March 31, 2026	1,716,867	$204.51	5.7 years	$49.7
Exercisable at March 31, 2026	1,223,025	$186.44	4.7 years	$49.6
We estimate that 0.5 million of the non-vested stock options outstanding at March 31, 2026 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $221.13 closing price of our ordinary shares on March 31, 2026 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes, and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2026, 2025 and 2024 was $36.7 million, $30.7 million and $18.2 million, respectively. Net cash proceeds from the exercise of stock options were $32.9 million, $25.5 million and $10.5 million for the years ended March 31, 2026, 2025 and 2024, respectively. The tax benefit from stock option exercises was $8.0 million, $7.6 million and $5.5 million for the years ended March 31, 2026, 2025 and 2024, respectively.
The weighted average grant date fair value of stock option grants was $69.59, $67.81 and $54.60 for the years ended March 31, 2026, 2025 and 2024, respectively.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2025	449,131	29,555	$214.21
Granted	167,055	17,298	241.42
Vested	(137,143)	(2,644)	207.10
Forfeited	(22,963)	(13,920)	220.81
Non-vested at March 31, 2026	456,080	30,289	$226.73
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units at the time of grant that vested during fiscal 2026 was $31.3 million.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, there was a total of $42.6 million in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.5 years.
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
Changes in our warranty liability during the periods presented are as follows:

(in millions)
Years Ended March 31,	2026	2025	2024
Balance, Beginning of Year	$16.3	$15.4	$13.4
Warranties issued during the period	20.9	19.2	18.1
Settlements made during the period	(19.8)	(18.2)	(16.1)
Balance, End of Year	$17.5	$16.3	$15.4
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
At March 31, 2026, we held foreign currency forward contracts to buy 210.0 million Mexican pesos; and to sell 7.0 million New Zealand dollars and 4.0 million Australian dollars. At March 31, 2026, we held commodity swap contracts to buy 0.6 million pounds of nickel.

	Asset Derivatives		Liability Derivatives
(in millions)	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Prepaid & Other	$0.2	$0.1	$—	$—
Accrued expenses and other	—	—	0.7	0.6
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

(in millions)	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2026	2025	2024
Foreign currency forward contracts	Selling, general, and administrative	$(0.5)	$2.0	$1.3
Commodity swap contracts	Cost of revenues	(0.6)	(0.2)	(1.6)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2026 and March 31, 2025:

(in millions)			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Cash and cash equivalents	$439.6	$171.7	$439.6	$171.7	$—	$—	$—	$—
Forward and swap contracts (1)	0.2	0.1	—	—	0.2	0.1	—	—
Deferred compensation plan (2)	1.3	1.1	1.3	1.1	—	—	—	—
Other investments	3.2	3.0	3.2	3.0	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$0.7	$0.6	$—	$—	$0.7	$0.6	$—	$—
Deferred compensation plan (2)	1.5	1.2	1.5	1.2	—	—	—	—
Total debt (3)	1,931.7	2,043.7	—	—	1,666.4	1,756.5	—	—
Contingent consideration obligations (4)	6.1	3.2	—	—	—	—	6.1	3.2

(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Other expense (income) line of the Consolidated Statements of Income. During fiscal 2026 and fiscal 2025, we recorded gains of $0.2 million and $0.9 million, respectively, related to these investments.
(3)We estimate the fair value of our debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(4) As of March 31, 2026 and 2025, we had contingent consideration obligations of $6.1 million and $3.2 million arising from business acquisitions, respectively. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the Consolidated Balance Sheets as Accrued expense (short-term) and Other liabilities (long-term), as appropriate based on the contractual payment dates.
As of March 31, 2026 and 2025, we also held $45.5 million and $14.3 million of other investments without readily determinable fair values measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are included in the "Other assets" line of our Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the years ended March 31, 2026, 2025 and 2024 were as follows:

	Defined Benefit Plans (1)			Foreign Currency Translation			Total Accumulated Other Comprehensive Loss
(in millions)	2026	2025	2024	2026	2025	2024	2026	2025	2024
Beginning Balance	$(0.6)	$(0.7)	$—	$(291.8)	$(327.9)	$(320.7)	$(292.3)	$(328.7)	$(320.7)
Other Comprehensive (Loss) Income before reclassifications	(0.2)	0.4	0.6	181.8	9.2	(7.2)	181.6	9.6	(6.6)
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income	(0.4)	(0.3)	(1.4)	(2.0)	27.0	—	(2.4)	26.7	(1.4)
Net current-period Other Comprehensive (Loss) Income	(0.6)	0.1	(0.7)	179.7	36.2	(7.2)	179.2	36.3	(7.9)
Ending Balance	$(1.1)	$(0.6)	$(0.7)	$(112.0)	$(291.8)	$(327.9)	$(113.1)	$(292.3)	$(328.7)
(1) The amortization (gain) of defined benefit plan costs is reported in the Interest and miscellaneous income line of our Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)
Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2026
Deducted from asset accounts:
Allowance for credit losses (1)	$24.4	$14.7		$1.2	(3)	$(13.0)	(4)	$27.3
Inventory valuation reserve	49.8	(9.0)	(2)	(1.4)	(3)	—		39.4
Deferred tax asset valuation allowance	30.6	3.1		1.1	(3)	(5.8)		29.0
Recorded within liabilities:
Casualty loss reserves	$34.9	$8.4		$(1.0)		$(5.9)		$36.4
Year ended March 31, 2025
Deducted from asset accounts:
Allowance for credit losses (1)	$23.0	$9.1		$(0.1)	(3)	$(7.6)	(4)	$24.4
Inventory valuation reserve	43.9	5.6	(2)	0.3	(3)	—		49.8
Deferred tax asset valuation allowance	26.4	7.5		(0.4)	(3)	(2.9)		30.6
Recorded within liabilities:
Casualty loss reserves	$30.7	$8.4		$0.4		$(4.6)		$34.9
Year ended March 31, 2024
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$19.3	$11.2		$(0.1)	(3)	$(7.4)	(4)	$23.0
Inventory valuation reserve	35.6	8.2	(2)	0.1	(3)	—		43.9
Deferred tax asset valuation allowance	20.3	6.8		0.1	(3)	(0.8)		26.4
Recorded within liabilities:
Casualty loss reserves	$30.4	$7.9		$(2.4)		$(5.2)		$30.7
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2026 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2026. Our evaluation of internal control over financial reporting did not include the internal controls of the businesses that were acquired during fiscal 2026. Total assets of the acquired businesses represented approximately 0.4% of our total assets as of March 31, 2026 and approximately 0.1% of our total revenues for the year ended March 31, 2026. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2026.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of STERIS plc
Opinion on Internal Control Over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses that were acquired during the year ended March 31, 2026, which are included in the fiscal 2026 consolidated financial statements of the Company and constituted approximately 0.4% of total assets as of March 31, 2026 and approximately 0.1% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses that were acquired during the year ended March 31, 2026.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 29, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
May 29, 2026

ITEM 9B.OTHER INFORMATION
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Board Meetings and Committees," "Shareholder Nominations of Directors and Nominee Criteria", "Insider Trading Policy" and "Shareholder Proposals" of our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders (the "Proxy Statement").
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
ITEM 11.EXECUTIVE COMPENSATION
This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions "Executive Compensation," "Non-Employee Director Compensation," "Pay Versus Performance," and "Miscellaneous Matters" of the Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This Annual Report on Form 10-K incorporates by reference the information appearing under the captions "Ownership of Voting Securities" of the Proxy Statement.
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,716,867	$204.51	1,689,465
Equity compensation plans not approved by security holders	—	—	—
Total	1,716,867	$204.51	1,689,465
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2026 and 2025.
Consolidated Statements of Income – Years ended March 31, 2026, 2025, and 2024.
Consolidated Statements of Comprehensive Income – Years ended March 31, 2026, 2025, and 2024.
Consolidated Statements of Cash Flows – Years ended March 31, 2026, 2025, and 2024.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2026, 2025, and 2024.
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

10.23
Credit Agreement, dated as of October 7, 2024, among STERIS plc, STERIS Limited, STERIS Corporation, STERIS Irish FinCo Unlimited Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (filed as Exhibit 10.1 to Form 8-K filed October 7, 2024 (Commission File No. 001-38848) and incorporated herein by reference).

10.24
Transition Agreement effective August 18, 2025, by and among STERIS Corporation, STERIS plc and Michael J. Tokich (filed as Exhibit 10.1 to Form 10-Q filed November 6, 2025 (Commission File No. 000-38848) and incorporated herein by reference).

10.25	Amendment to the Transition Agreement effective April 1, 2026, by and among STERIS Corporation, STERIS plc and Michael J. Tokich.*

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

STERIS plc (Registrant)

Date:	May 29, 2026	By:	/S/ KAREN L. BURTON
Karen L. Burton
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ DANIEL A. CARESTIO	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2026
Daniel A. Carestio
/S/ KAREN L. BURTON	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	May 29, 2026
Karen L. Burton
*	Chairman and Director	May 29, 2026
Mohsen M. Sohi
*	Director	May 29, 2026
Esther M. Alegria
*	Director	May 29, 2026
Pierre Boulud
*	Director	May 29, 2026
Richard C. Breeden
*	Director	May 29, 2026
Daniel A. Carestio
*	Director	May 29, 2026
Cynthia L. Feldmann
*	Director	May 29, 2026
Christopher S. Holland
*	Director	May 29, 2026
Paul E. Martin
*	Director	May 29, 2026
Nirav R. Shah
*	Director	May 29, 2026
Louis A. Shapiro

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 29, 2026	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors