Form 10-Q
period 2026-06-30
STERIS plc
filed 2026-08-07
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of August 4, 2026: 97,500,110

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS
STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$482.3	$439.6
Accounts receivable (net of allowances of $29.9 and $27.3 respectively)	1,013.2	1,092.8
Inventories, net	712.1	631.8
Prepaid expenses and other current assets	238.2	230.4
Total current assets	2,445.8	2,394.6
Property, plant, and equipment, net	2,171.7	2,161.2
Lease right-of-use assets, net	150.8	155.2
Goodwill	4,189.2	4,194.8
Intangibles, net	1,563.5	1,620.0
Other assets	215.1	211.4
Total assets	$10,736.1	$10,737.2
Liabilities and equity
Current liabilities:
Accounts payable	$344.1	$338.8
Accrued income taxes	86.5	28.6
Accrued payroll and other related liabilities	153.1	221.1
Short-term lease obligations	35.6	35.8
Short-term indebtedness	243.4	118.9
Accrued expenses and other	420.5	401.9
Total current liabilities	1,283.3	1,145.0
Long-term indebtedness	1,650.2	1,812.8
Deferred income taxes, net	390.8	390.7
Long-term lease obligations	115.3	119.6
Other liabilities	75.2	71.7
Total liabilities	$3,514.8	$3,540.0
Commitments and contingencies (see Note 9)
Ordinary shares, with $0.001 par value; 500.0 shares authorized; 97.5 and 97.8 ordinary shares issued and outstanding, respectively	4,179.5	4,280.9
Retained earnings	3,154.5	3,015.9
Accumulated other comprehensive loss	(127.3)	(113.1)
Total shareholders’ equity	7,206.7	7,183.6
Noncontrolling interests	14.5	13.6
Total equity	7,221.3	7,197.2
Total liabilities and equity	$10,736.1	$10,737.2
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues:
Product	$737.2	$690.5
Service	$755.5	$700.6
Total revenues	$1,492.7	$1,391.1
Cost of revenues:
Product	368.3	359.7
Service	440.2	403.4
Total cost of revenues	808.6	763.1
Gross profit	684.2	628.0
Operating expenses:
Selling, general, and administrative	369.7	353.8
Research and development	28.6	26.4
Restructuring expenses	—	1.8
Total operating expenses	398.3	382.0
Income from operations	285.8	246.0
Non-operating expenses, net:
Interest expense	15.8	15.9
Interest and miscellaneous income	(3.1)	(1.8)
Other income, net	(0.3)	—
Total non-operating expenses, net	12.3	14.1
Income before income tax expense	273.5	231.9
Income tax expense	72.5	53.9
Net income	201.0	178.0
Less: Net income attributable to noncontrolling interests	0.9	0.6
Net income attributable to shareholders	$200.1	$177.4

Net income per share attributable to shareholders:
Basic	$2.05	$1.80
Diluted	$2.04	$1.79

Cash dividends declared per share ordinary outstanding	$0.63	$0.57

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	201.0	178.0
Less: Net income attributable to noncontrolling interests	0.9	0.6
Net income attributable to shareholders	200.1	177.4

Other comprehensive (loss) income
Change in cumulative foreign currency translation adjustment	(14.1)	221.8
Total other comprehensive (loss) income	(14.1)	221.8
Comprehensive income	$186.0	$399.2

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Operating activities:
Net income	$201.0	$178.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	123.8	119.4
Deferred income taxes	0.6	—
Share-based compensation expense	12.8	11.9
Other items	11.2	14.5
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	90.0	119.2
Inventories, net	(73.3)	(42.5)
Other current assets	(8.0)	18.9
Accounts payable	4.3	9.8
Accruals and other, net	4.8	(9.2)
Net cash provided by operating activities	367.1	420.0
Investing activities:
Purchases of property, plant, equipment, and intangibles	(87.5)	(93.6)
Proceeds from the sale of property, plant, equipment, and intangibles	—	0.1
Purchase of investments	(5.0)	—
Acquisition of businesses, net of cash acquired	(16.0)	(15.0)
Net cash used in investing activities	(108.5)	(108.5)
Financing activities:
Payments on Private Placement Senior Notes	—	(125.0)
Payments under credit facilities, net	(37.8)	(30.5)
Acquisition related deferred or contingent consideration	(0.1)	(0.1)
Repurchases of ordinary shares	(115.5)	(10.6)
Cash dividends paid to ordinary shareholders	(61.4)	(56.2)
Stock option and other equity transactions, net	1.3	9.3
Net cash used in financing activities	(213.5)	(213.1)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	9.6
Increase in cash and cash equivalents	42.8	108.0
Cash and cash equivalents at beginning of period	439.6	171.7
Cash and cash equivalents at end of period	$482.3	$279.7
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

Three Months Ended June 30, 2026

	Three Months Ended June 30, 2026
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2026	97.8	$4,280.9	$3,015.9	$(113.1)	$13.6	$7,197.2
Comprehensive income:
Net income	—	—	200.1	—	0.9	201.0
Other comprehensive loss	—	—	—	(14.1)	—	(14.1)
Repurchases of ordinary shares	(0.5)	(115.5)	—	—	—	(115.5)
Equity compensation programs and other	0.2	14.1	—	—	—	14.1
Cash dividends – $0.63 per ordinary share	—	—	(61.4)	—	—	(61.4)
Balance at June 30, 2026	97.5	4,179.5	3,154.5	(127.3)	14.5	$7,221.3

Three Months Ended June 30, 2025

	Three Months Ended June 30, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2025	98.3	$4,420.4	$2,475.3	$(292.3)	$12.4	$6,615.8
Comprehensive income:
Net income	—	—	177.4	—	0.6	178.0
Other comprehensive income	—	—	—	221.8	—	221.8
Repurchases of ordinary shares	(0.1)	(10.6)	—	—	—	(10.6)
Equity compensation programs and other	0.2	21.2	—	—	—	21.2
Cash dividends – $0.57 per ordinary share	—	—	(56.2)	—	—	(56.2)
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	98.4	4,431.0	2,596.5	(70.5)	12.9	$6,969.9

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2026 and 2025
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
STERIS is a leading global provider of products and services that support patient care with an emphasis on infection prevention. WE HELP OUR CUSTOMERS CREATE A HEALTHIER AND SAFER WORLD by providing innovative healthcare and life science products and services around the globe. We offer our Customers a unique mix of innovative products and services. These include: consumable products, such as detergents, endoscopy accessories, barrier products, instruments and tools; services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair, laboratory testing, and outsourced reprocessing; capital equipment, such as sterilizers, surgical tables, and automated endoscope reprocessors; and connectivity solutions such as operating room integration.
We operate and report our financial information in three reportable business segments: Healthcare, Applied Sterilization Technologies ("AST"), and Life Sciences. We describe our business segments in Note 10 titled "Business Segment Information."
Our fiscal year ends on March 31. References in this Quarterly Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2026. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2026.
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026. The Consolidated Balance Sheet at March 31, 2026 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2026 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2027.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2027, $33.4 million of the March 31, 2026 deferred revenue balance was recorded as revenue. During the first three months of fiscal 2026, $38.5 million of the March 31, 2025 deferred revenue balance was recorded as revenue.
Refer to Note 7 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2026, the transaction price allocated to remaining performance obligations was approximately $1,541.4 million. We expect to recognize approximately 58% of the transaction price within one year and approximately 32% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have been adopted in fiscal 2027
ASU 2025-05 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets."	July 2025	The standard introduces a practical expedient allowing entities to assume current economic conditions, as of the balance sheet date, remain unchanged when estimating expected credit losses for current trade receivables and contract assets. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods.	First Quarter Fiscal 2027	We adopted this standard in fiscal 2027 with no material impact to the consolidated financial statements.
Standards that have not yet been adopted
ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses."	November 2024
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
For the Three Months Ended June 30, 2026 and 2025

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

2. RESTRUCTURING

In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). The Restructuring Plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency. As of March 31, 2026, the execution of our Restructuring Plan was substantially complete.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
During the three months ended June 30, 2026, we did not incur any expenses related to the Restructuring Plan. The following table summarizes our total pre-tax restructuring expenses recorded during the three months ended June 30, 2025 related to the Restructuring Plan:

(in millions)	Three Months Ended June 30,
Restructuring Plan	2025
Severance and other compensation related (credits) costs	$1.7
Accelerated depreciation and amortization	0.1
Total Restructuring Expense	$1.8

The Restructuring Plan expenses incurred during the three months ended June 30, 2025 primarily related to actions taken within our Healthcare and AST segments. Total pre-tax restructuring expense of $110.1 million has been recorded relating to the Restructuring Plan since inception, of which $33.9 million has been recorded in Cost of revenues.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2026	$7.1
Fiscal 2027 charges, net	—
Payments	(2.5)
Balance at June 30, 2026	$4.6
3. BUSINESS ACQUISITIONS
During the first three months of fiscal 2027, we completed three tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $17.3 million, including deferred consideration and the fair value of potential contingent consideration.
During the first three months of fiscal 2026, we completed a tuck-in acquisition which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $15.0 million.
Acquisition and integration expenses totaled $1.5 million for the three months ended June 30, 2026. Acquisition and integration expenses totaled $0.5 million for the three months ended June 30, 2025. Acquisition and integration expenses reported in the Selling, general and administrative expenses and Cost of revenues lines of our Consolidated Statements of Income include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
4. INVENTORIES, NET
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

(in millions)	June 30, 2026	March 31, 2026
Raw materials	$247.4	$225.4
Work in process	90.1	90.7
Finished goods	415.0	355.2
Reserve for excess and obsolete inventory	(40.4)	(39.4)
Inventories, net	$712.1	$631.8

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
5. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

(in millions)	June 30, 2026	March 31, 2026
Land and land improvements (1)	$112.5	$112.3
Buildings and leasehold improvements	955.7	903.6
Machinery and equipment	1,478.1	1,434.3
Information systems	321.1	316.3
Radioisotope	848.9	829.9
Construction in progress (1)	455.1	509.5
Total property, plant, and equipment	4,171.3	4,105.9
Less: accumulated depreciation and depletion	(1,999.6)	(1,944.6)
Property, plant, and equipment, net	$2,171.7	$2,161.2
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

6. DEBT
Indebtedness was as follows:

(in millions)	June 30, 2026	March 31, 2026
Short-term debt
Private Placement Senior Notes	$243.4	$118.9
Total short-term debt	$243.4	$118.9

Long-term debt
Private Placement Senior Notes	$313.7	$438.9
Revolving Credit Facility	—	37.8
Deferred financing costs	(13.5)	(13.8)
Senior Public Notes	1,350.0	1,350.0
Total long-term debt	$1,650.2	$1,812.8
Total debt	$1,893.7	$1,931.7
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
For the Three Months Ended June 30, 2026 and 2025
in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”). Alternative Currency Advances are limited in the aggregate to the equivalent of $625.0 million.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
At June 30, 2026, we were in compliance with all financial covenants associated with our indebtedness.
7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

(in millions)	June 30, 2026	March 31, 2026
Accrued payroll and other related liabilities:
Compensation and related items	$88.5	$63.7
Accrued vacation/paid time off	17.7	16.7
Accrued bonuses	23.2	97.5
Accrued employee commissions	19.7	39.6
Other postretirement benefit obligations-current portion	0.9	0.9
Other employee benefit plans obligations-current portion	3.0	2.7
Total accrued payroll and other related liabilities	$153.1	$221.1
Accrued expenses and other:
Deferred revenues	$61.1	$59.1
Service liabilities	142.6	137.5
Self-insured risk reserves-current portion	14.0	14.5
Illinois EO litigation settlement	43.2	43.2
Accrued dealer commissions	34.1	32.5
Accrued warranty	15.3	17.5
Asset retirement obligation-current portion	0.5	0.5
Accrued interest	17.1	6.2
Other	92.7	90.9
Total accrued expenses and other	$420.5	$401.9
Other liabilities:
Self-insured risk reserves-long-term portion	$24.8	$24.8
Other postretirement benefit obligations-long-term portion	4.3	4.3
Defined benefit pension plans obligations-long-term portion	4.2	4.1
Other employee benefit plans obligations-long-term portion	1.8	1.6
Accrued long-term income taxes	0.2	0.3
Asset retirement obligation-long-term portion	14.8	14.7
Other	25.2	21.9
Total other liabilities	$75.2	$71.7
8. INCOME TAXES
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. Some limited guidance has been issued clarifying the application of some of the provisions in this legislation, and more guidance is expected to be issued in the near future with respect to a number of income tax provisions in the OBBBA. The law did not have a material impact on our consolidated financial statements for the three month period ended June 30, 2026, and we do not expect it to have a material

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
impact on our effective tax rate in future years. However, we are unable to fully predict the overall impact that the OBBBA and additional guidance may have on our business. Furthermore, some non-U.S. jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications.
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended June 30, 2026 and 2025 were 26.5% and 23.3%, respectively. The fiscal 2027 effective tax rates increased when compared to fiscal 2026, primarily due to unfavorable changes in discrete items.
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
For the Three Months Ended June 30, 2026 and 2025
9. COMMITMENTS AND CONTINGENCIES
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
In addition, the Company may pursue opportunities to recover amounts previously paid in connection with certain legal or regulatory matters, tariffs or similar governmental charges. During the three months ended June 30, 2026, the Company received $3.9 million related to amounts previously paid pursuant to the International Economic Emergency Powers Act ("IEEPA"), consisting of $3.7 million of refunds recorded in Cost of product revenues and $0.2 million of interest recorded in Interest and miscellaneous income. As of June 30, 2026, approximately $23 million of IEEPA tariffs have not yet been refunded, and no financial statement impact has been recognized with respect to these amounts.
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
Pursuant to the Settlement Agreements, the Company agreed to pay up to $48.2 million to settle claims. We recorded a charge for this amount in fiscal 2025, and the remaining liability is included in the "Accrued expenses and other" line within our Consolidated Balance Sheets. None of the Settlement Agreements are an admission of liability or that emissions from the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas. The Settlement Agreements established a claims administration process that includes guidelines and procedures for administering individual settlements.
Subsequent to quarter-end, the Company made payments, consistent with amounts previously accrued, pursuant to the Settlement Agreements. As of July 31, 2026, substantially all payment obligations of the Company under the Settlement Agreements have been satisfied, and the claims administration process has been largely completed. Accordingly, substantially all of the personal injury claims subject to the Settlement Agreements have been dismissed with prejudice.
Additional Information
For additional information, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026, Item 1 titled "Business - Information with respect to our Business in General - Government Regulation" and the "Risk Factors" in Item 1A titled "Product and service related regulations and claims."
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Taxes” in this Quarterly Report on Form 10-Q.
10. BUSINESS SEGMENT INFORMATION
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
For the three months ended June 30, 2026 and 2025, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
The following table compares business segment revenues and business segment and Corporate operating income for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$1,048.3	$297.6	$146.7	$—	$1,492.7

Segment expenses
Cost of revenues	589.1	140.1	66.0
Selling, general, and administrative	173.9	14.0	16.4
Research and development	25.1	0.6	2.5
Total income from operations before adjustments	$260.2	$142.9	$61.8	$(110.1)	$354.8
Less: Adjustments
Amortization of acquired intangible assets (1)					65.3
Acquisition and integration related charges (2)					1.5
Tax restructuring costs (3)					0.3
Amortization of inventory and property "step up" to fair value (1)					1.8
Total income from operations					$285.8

Three Months Ended June 30, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$974.7	$281.2	$135.2	$—	$1,391.1

Segment expenses
Cost of revenues	557.4	129.9	58.0
Selling, general, and administrative	159.1	13.7	16.0
Research and development	22.7	0.9	2.4
Total income from operations before adjustments	$235.5	$136.7	$58.7	$(114.0)	$316.9
Less: Adjustments
Amortization of acquired intangible assets (1)					67.1
Acquisition and integration related charges (2)					0.5
Tax restructuring costs (3)					0.2
Amortization of inventory and property "step up" to fair value (1)					1.4
Restructuring charges (4)					1.8
Total income from operations					$246.0
(1) For more information regarding our recent acquisitions, refer to Note 3 titled, "Business Acquisitions."
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
For the Three Months Ended June 30, 2026 and 2025
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

(in millions)	June 30, 2026	March 31, 2026
Assets
Healthcare and Life Sciences	$7,141.9	$7,146.8
AST	3,594.2	3,590.4
Total assets	$10,736.1	$10,737.2

	Three Months Ended June 30,
(in millions)	2026	2025
Capital Expenditures
Healthcare and Life Sciences	$42.2	$44.4
AST	45.3	49.2
Total Capital Expenditures	$87.5	$93.6
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$81.0	$83.1
AST	42.7	36.3
Total Depreciation, Depletion, and Amortization	$123.8	$119.4
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are attributed to the geographic areas based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

(in millions)	June 30, 2026	March 31, 2026
Property, Plant, and Equipment, Net
Ireland	$87.6	$88.1
United States	1,110.9	1,094.4
Other locations	973.2	978.7
Property, Plant, and Equipment, Net	$2,171.7	$2,161.2

	Three Months Ended June 30,
(in millions)	2026	2025
Revenues:
Ireland	$29.0	$22.5
United States	1,090.6	1,025.6
Other locations	373.2	342.9
Total Revenues	$1,492.7	$1,391.1

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
Additional information regarding our fiscal 2027 and fiscal 2026 revenue is disclosed in the following table:

	Three Months Ended June 30,
(in millions)	2026	2025
Healthcare:
Capital equipment	$230.5	$227.3
Consumables	391.9	358.9
Service	425.9	388.5
Total Healthcare Revenues	$1,048.3	$974.7
AST:
Capital equipment	$1.4	$1.6
Service	296.3	279.6
Total AST Revenues	$297.6	$281.2
Life Sciences:
Capital equipment	$31.3	$26.6
Consumables	81.5	75.3
Service	34.0	33.3
Total Life Sciences Revenues	$146.7	$135.2
Total Revenues	$1,492.7	$1,391.1
11. SHARES AND PREFERRED SHARES
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

	Three Months Ended June 30,
(shares in millions)	2026	2025
Weighted average shares outstanding—basic	97.6	98.4
Dilutive effect of share equivalents	0.3	0.5
Weighted average shares outstanding and share equivalents—diluted	97.9	98.8
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in millions)	2026	2025
Number of share options	1.0	0.6
Additional Authorized Shares
 The Company has an additional authorized share capital of 1,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
12. REPURCHASES OF ORDINARY SHARES
On May 3, 2023 our Board of Directors authorized a share repurchase program (the "Outgoing Repurchase Program") for the purchase of up to $500.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges), with no specified expiration date. Under the Outgoing Repurchase Program, the Company could repurchase its shares from time to time through open market purchases, including 10b5-1 plans. It also permitted share repurchases to be activated, suspended or discontinued at any time.
On May 5, 2026, our Board of Directors terminated the Outgoing Repurchase Program and authorized a new share repurchase program (the "New Repurchase Program") for the purchase of up to $1,000.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges).
Under the New Repurchase Program, we may repurchase our shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. There is no limitation to the number of shares that can be repurchased in a year and there is no expiration date for the New Repurchase Program.
During the first three months of fiscal 2027, we repurchased 0.5 million of our ordinary shares for the aggregate purchase amount of $100.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the New Repurchase Program. During the first three months of fiscal 2026, we had no share repurchase activity under the Outgoing Repurchase Program.
During the first three months of fiscal 2027, we obtained 0.1 million of our ordinary shares in the aggregate purchase amount of $15.5 million in connection with share-based compensation award programs. During the first three months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $10.6 million in connection with share-based compensation award programs.
As of June 30, 2026, there was $900.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges) of remaining availability under the New Repurchase Program.
13. SHARE-BASED COMPENSATION
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of June 30, 2026, 1.3 million ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
The following weighted average assumptions were used for options granted during the first three months of fiscal 2027 and 2026:

	Fiscal 2027	Fiscal 2026
Risk-free interest rate	4.02%	4.03%
Expected life of options	6.1 years	6.0 years
Expected dividend yield of stock	1.10%	1.11%
Expected volatility of stock	28.69%	28.19%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.92% and 2.21% was applied in fiscal 2027 and 2026, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2026	1,716,867	$204.51
Granted	214,844	230.74
Exercised	(18,162)	70.81
Forfeited	(563)	219.97
Outstanding at June 30, 2026	1,912,986	$208.82	5.9 years	$38.6
Exercisable at June 30, 2026	1,406,339	$196.38	4.9 years	$38.6
We estimate that 0.5 million of the non-vested stock options outstanding at June 30, 2026 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $210.57 closing price of our ordinary shares on June 30, 2026 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2027 and fiscal 2026 was $2.6 million and $9.4 million, respectively. Net cash proceeds from the exercise of stock options were $1.3 million and $9.3 million for the first three months of fiscal 2027 and fiscal 2026, respectively.
The weighted average grant date fair value of stock option grants was $60.17 and $68.44 for the first three months of fiscal 2027 and fiscal 2026, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2026	456,080	30,289	$226.73
Granted	205,332	12,495	209.86
Vested	(198,818)	(12,741)	216.80
Forfeited	(4,901)	(207)	226.90
Non-vested at June 30, 2026	457,693	29,836	$223.51
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2027 at the time of grant was $46.1 million.
As of June 30, 2026, there was a total of $85.9 million in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.6 years.
14. FINANCIAL AND OTHER GUARANTEES
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
Changes in our warranty liability during the first three months of fiscal 2027 were as follows:

(in millions)	Warranties
Balance at March 31, 2026	$17.5
Warranties issued during the period	2.3
Settlements made during the period	(4.4)
Balance at June 30, 2026	$15.3
15. DERIVATIVES AND HEDGING
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
At June 30, 2026, we held net foreign currency forward contracts to sell 48.0 million euros, 7.0 million Australian dollars, and 7.0 million New Zealand dollars, and to buy 175.0 million Mexican pesos. At June 30, 2026, we held commodity swap contracts to buy 0.5 million pounds of nickel.

(in millions)	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
Prepaid & other	$1.3	$0.2	$—	$—
Accrued expenses and other	$—	$—	$0.7	$0.7
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

(in millions)	Location of gain (loss) recognized in income	Amount of (loss) gain recognized in income
		Three Months Ended June 30,
		2026	2025
Foreign currency forward contracts	Selling, general and administrative	$1.6	$1.1
Commodity swap contracts	Cost of revenues	$(0.1)	$(0.2)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
16. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2026 and March 31, 2026:

			Fair Value Measurements
(in millions)	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
Assets:
Cash and cash equivalents	$482.3	$439.6	$482.3	$439.6	$—	$—	$—	$—
Forward and swap contracts (1)	1.3	0.2	—	—	1.3	0.2	—	—
Deferred compensation plans (2)	2.7	1.3	2.7	1.3	—	—	—	—
Other investments	1.5	3.2	1.5	3.2	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$0.7	$0.7	$—	$—	$0.7	$0.7	$—	$—
Deferred compensation plans (2)	1.7	1.5	1.7	1.5	—	—	—	—
Debt (3)	1,893.7	1,931.7	—	—	1,635.9	1,666.4	—	—
Contingent consideration obligations (4)	8.6	6.1	—	—	—	—	8.6	6.1
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest income and miscellaneous (income) expense line of the Consolidated Statements of Income. During the first three months of fiscal 2027 and 2026, we recorded gains of $0.2 million and $0.1 million, respectively, related to these investments.
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

As of June 30, 2026 and March 31, 2026, we also held $50.5 million and $45.5 million, respectively, of other investments without readily determinable fair values measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are included in the "Other assets" line of our Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025
17. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts in Accumulated Other Comprehensive Loss are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive loss shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the three months ended June 30, 2026 and 2025 were as follows:

(in millions)	Defined Benefit Plans (1)	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(1.1)	$(112.0)	$(113.1)
Other Comprehensive Income (Loss) before reclassifications	0.2	(14.1)	(13.9)
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.2)	—	(0.2)
Net current-period Other Comprehensive Loss	—	(14.1)	(14.1)
Balance at June 30, 2026	$(1.1)	$(126.2)	$(127.3)

(in millions)	Defined Benefit Plans (1)	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(0.6)	$(291.8)	$(292.3)
Other Comprehensive Income before reclassifications	0.1	221.8	222.0
Amounts reclassified from Accumulated Other Comprehensive Loss	(0.1)	—	(0.1)
Net current-period Other Comprehensive Income	—	221.8	221.8
Balance at June 30, 2025	$(0.6)	$(69.9)	$(70.5)
(1) The amortization (gain) of defined benefit pension items is reported in the Other expense line of our Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2026 and 2025

18. SUBSEQUENT EVENTS
On August 5, 2026, the Company announced a targeted restructuring plan to consolidate manufacturing and distribution for formulated chemistries to a new Center of Excellence in North Carolina. The investment is expected to accelerate innovation, expand capacity and optimize our U.S. chemistries manufacturing and distribution network. The plan includes the anticipated closure of chemistry manufacturing and distribution facilities in St. Louis, Missouri and Plymouth, Minnesota. The Company currently expects to incur total pre-tax restructuring charges of approximately $55 million to $70 million, consisting of approximately $40 million to $50 million of cash expenditures and approximately $15 million to $20 million of non-cash charges. Cash expenditures are expected to primarily consist of Associate retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges are expected to primarily relate to accelerated depreciation. These charges are expected to be incurred over time, with completion anticipated to occur during fiscal 2030. No financial impact has been recognized to date with respect to these amounts.
The estimated costs and timing associated with the restructuring actions are based on the Company's current expectations and are subject to various assumptions. Actual results may differ materially from these estimates. Accordingly, the Company may revise its estimates in future periods as implementation activities progress.

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first three months of fiscal 2027 and fiscal 2026. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2026, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 12 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. This information, discussion, and analysis may be important to you in making decisions about your investments in STERIS.
Financial Measures
In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States ("U.S. GAAP"). We sometimes use the following financial measures in the context of this report: backlog and debt-to-total capital. We define these financial measures as follows:
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
We operate and report our financial information in three reportable business segments: Healthcare, AST, and Life Sciences. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. We describe our business segments in Note 10 to our consolidated financial statements titled, "Business Segment Information."
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
Acquisitions. During the first three months of fiscal 2027, we completed three tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $17.3 million, including deferred consideration and the fair value of potential contingent consideration.
During the first three months of fiscal 2026, we completed a tuck-in acquisition which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $15.0 million.
Acquisition and integration expenses totaled $1.5 million for the three months ended June 30, 2026. Acquisition and integration expenses totaled $0.5 million for the three months ended June 30, 2025. Acquisition and integration expenses reported in the Selling, general and administrative expenses and Cost of revenues lines of our Consolidated Statements of Income include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions."
Highlights. Revenues increased 7.3% to $1,492.7 million for the three months ended June 30, 2026, as compared to $1,391.1 million for the same period in the prior year. The increase during the three month period reflects the benefits of higher volume in the Healthcare and Life Sciences segments, and pricing across all three segments.
Gross profit percentage for the first three months of fiscal 2027 was 45.8% compared to the gross profit percentage for the first three months of fiscal 2026 of 45.1%. The increase in gross profit percentage for the three month period reflects favorable impacts from pricing, productivity and mix that were partially offset by unfavorable impacts from inflation.
Income from operations for the first three months of fiscal 2027 was $285.8 million, compared to income from operations of $246.0 million for the first three months of fiscal 2026. The increase in income from operations for the three month period is primarily due to increased pricing, volume, and productivity, which were partially offset by inflation and additional spending on operational investments and staffing.

Cash flows from operations were $367.1 million and free cash flow was $279.6 million for the first three months of fiscal 2027, compared to cash flows from operations of $420.0 million and free cash flow of $326.5 million for the first three months of fiscal 2026 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2027 decrease in cash flows from operations and free cash flow resulted from a significantly lower contribution from working capital partially offset by higher net income compared with fiscal 2026.
Our debt-to-total capital ratio was 20.9% at June 30, 2026 and 21.3% at March 31, 2026. During the first three months of fiscal 2027, we declared and paid cash dividends totaling $0.63 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2027 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$367.1	$420.0
Purchases of property, plant, equipment, and intangibles, net	(87.5)	(93.6)
Proceeds from the sale of property, plant, equipment, and intangibles	—	0.1
Free cash flow	$279.6	$326.5
RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting earnings for the first three months of fiscal 2027 compared to the same fiscal 2026 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three months ended June 30, 2026 to the revenues for the three months ended June 30, 2025:

	Three Months Ended June 30,
(dollars in millions)	2026	2025	Change	Percent Change
Total revenues	$1,492.7	$1,391.1	$101.7	7.3%

Revenues by type:
Service revenues	755.5	700.6	55.0	7.8%
Consumable revenues	474.0	435.0	39.0	9.0%
Capital equipment revenues	263.2	255.5	7.7	3.0%

Revenues by geography:
Ireland revenues	29.0	22.5	6.5	28.7%
United States revenues	1,090.6	1,025.6	64.9	6.3%
Other foreign revenues	373.2	342.9	30.3	8.8%
Revenues increased 7.3% to $1,492.7 million for the three months ended June 30, 2026, as compared to $1,391.1 million for the same period in the prior year. The increase reflects the benefits of higher volume in the Healthcare and Life Sciences segments, and pricing across all three segments.
Service revenues increased 7.8% for the three months ended June 30, 2026, as compared to the same period in the prior year, reflecting growth in all three segments. Consumable revenues increased by 9.0% for the three months ended June 30, 2026, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 3.0% for the three months ended June 30, 2026, as compared to the same period in the prior year, driven by growth in the Life Sciences and Healthcare segments.
Ireland revenues increased 28.7% to $29.0 million for the three months ended June 30, 2026, as compared to $22.5 million for the same period in the prior year, reflecting growth in service, capital equipment, and consumable revenues.
United States revenues increased 6.3% to $1,090.6 million for the three months ended June 30, 2026, as compared to $1,025.6 million for the same period in the prior year, reflecting growth in service, consumable and capital equipment revenues.
Revenues from other foreign locations increased 8.8% to $373.2 million for the three months ended June 30, 2026, as compared to $342.9 million for the same period in the prior year. The increase reflects growth across all geographic regions.
Gross Profit. The following tables compare our gross profit for the three months ended June 30, 2026 to the three months ended June 30, 2025:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2026	2025
Gross profit:
Product	$368.8	$330.8	$38.0	11.5%
Service	315.3	297.2	18.2	6.1%
Total gross profit	$684.2	$628.0	$56.2	8.9%
Gross profit percentage:
Product	50.0%	47.9%
Service	41.7%	42.4%
Total gross profit percentage	45.8%	45.1%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first three months of fiscal 2027 was 45.8% compared to gross profit percentage for the first three months of fiscal of 2026 of 45.1%. Favorable impacts from pricing (100 basis points), productivity (40 basis points), mix (40 basis points), and lower net tariffs (20 basis points) were partially offset by unfavorable impacts from inflation (60 basis points), adjustments and other charges (50 basis points), acquisitions (10 basis points), materials cost (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2026 to the three months ended June 30, 2025:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2026	2025
Operating expenses:
Selling, general, and administrative	$369.7	$353.8	$15.9	4.5%
Research and development	28.6	26.4	2.2	8.5%
Restructuring expenses	—	1.8	(1.8)	(100.0)%
Total operating expenses	$398.3	$382.0	$16.3	4.3%
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 4.5% in the three month period ended June 30, 2026, compared to the same prior year period. The increase in SG&A during the three months ended June 30, 2026, compared to the same prior year period, is primarily attributable to increased compensation and benefit costs and marketing and sales costs, which were partially offset by favorable foreign currency impacts and lower bad debt expense.
Research and Development. Research and development expenses increased 8.5% in the three month period ended June 30, 2026, compared to the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize improving innovation governance processes and leveraging technology to accelerate development initiatives to launch critical capital and consumable products. During fiscal 2027, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. In May 2024, we adopted and announced a targeted restructuring plan (the "Restructuring Plan"). The Restructuring Plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency, which we realized beginning in fiscal 2025 and 2026. As of March 31, 2026, the execution of our Restructuring Plan was substantially complete.
During the three months ended June 30, 2026, we did not incur any expenses related to the Restructuring Plan. The following table summarizes our total pre-tax restructuring expenses recorded during the three months ended June 30, 2025 related to the Restructuring Plan:

(in millions)	Three Months Ended June 30,
Restructuring Plan	2025
Severance and other compensation related costs	$1.7
Accelerated depreciation and amortization	0.1
Total Restructuring Expense	$1.8
(1) Recorded in Cost of revenues on the Consolidated Statements of Income.
The Restructuring Plan expenses incurred during the three months ended June 30, 2025 primarily related to actions taken within our Healthcare and AST segments. Total pre-tax restructuring expense of $110.1 million has been recorded relating to the Restructuring Plan since inception, of which $33.9 million has been recorded in Cost of revenues.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring Plan
Balance at March 31, 2026	$7.1
Payments	(2.5)
Balance at June 30, 2026	$4.6

On August 5, 2026, the Company announced a targeted restructuring plan to consolidate manufacturing and distribution for formulated chemistries to a new Center of Excellence in North Carolina. The investment is expected to accelerate innovation, expand capacity and optimize our U.S. chemistries manufacturing and distribution network. The plan includes the anticipated closure of chemistry manufacturing and distribution facilities in St. Louis, Missouri and Plymouth, Minnesota. The Company currently expects to incur total pre-tax restructuring charges of approximately $55 million to $70 million, consisting of approximately $40 million to $50 million of cash expenditures and approximately $15 million to $20 million of non-cash charges. Cash expenditures are expected to primarily consist of Associate retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges are expected to primarily relate to accelerated depreciation. These charges are expected to be incurred over time, with completion anticipated to occur during fiscal 2030. No financial impact has been recognized to date with respect to these amounts. This investment strengthens our Healthcare and Life Sciences formulated chemistries businesses, which together generate more than $700 million in annual revenue.
The estimated costs and timing associated with the restructuring actions are based on the Company's current expectations and are subject to various assumptions. Actual results may differ materially from these estimates. Accordingly, the Company may revise its estimates in future periods as implementation activities progress.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, losses (gains) related to disposal activities, and other expense (income) related to our equity investments, including our equity earnings and amortization of basis differences arising from our investments. The following tables compare our net non-operating expenses, net for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025	Change
Non-operating expenses, net:
Interest expense	$15.8	$15.9	$(0.1)
Interest and miscellaneous income	(3.1)	(1.8)	(1.4)
Other income, net	(0.3)	—	(0.3)
Non-operating expenses, net	$12.3	$14.1	$(1.8)
Interest expense decreased $0.1 million during the first quarter of fiscal 2027, as compared to the same prior year period, primarily due to the lower principal amount of debt outstanding. For more information, refer to Note 6 to our consolidated financial statements titled, "Debt."
Interest and miscellaneous income increased $1.4 million during the first three months of fiscal 2027, when compared to the same prior year period.
Other income, net increased $0.3 million during the first three months of fiscal 2027, when compared to the same prior year period.
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change	Percent Change
(dollars in millions)	2026	2025
Income tax expense	$72.5	$53.9	$18.6	34.5%
Effective income tax rate	26.5%	23.3%
The effective income tax rates for the three month periods ended June 30, 2026 and 2025 were 26.5% and 23.3%, respectively. The fiscal 2027 effective tax rates increased when compared to fiscal 2026, primarily due to unfavorable changes in discrete items.

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
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2026	2025	2026	2025	2026	2026	2026	2026
Segment revenues:
Healthcare	$1,048.3	$974.7	$6.9	$—	$4.2	7.6%	6.9%	6.4%
AST	297.6	281.2	—	—	3.2	5.8%	5.8%	4.7%
Life Sciences	146.7	135.2	—	—	0.9	8.6%	8.6%	7.9%
Total	$1,492.7	$1,391.1	$6.9	$—	$8.4	7.3%	6.8%	6.2%
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
Healthcare revenues increased 7.6% to $1,048.3 million for the three months ended June 30, 2026, as compared to $974.7 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 9.6%, 9.2% and 1.4%, respectively. The constant currency organic growth of 6.4% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Healthcare segment's backlog at June 30, 2026 was $444.0 million. The Healthcare segment's backlog at June 30, 2025 was $403.5 million. The increase is primarily due to the timing of orders and shipments, as well as the impact of an acquisition.
AST revenues increased 5.8% to $297.6 million for the three months ended June 30, 2026, as compared to $281.2 million for the same prior year period. The constant currency organic growth of 4.7% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage, partially offset by a decline in volume.
Life Sciences revenues increased 8.6% to $146.7 million for the three months ended June 30, 2026, as compared to $135.2 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 17.4%, 8.2% and 2.4%, respectively. The constant currency organic growth of 7.9% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.

The Life Sciences backlog at June 30, 2026 was $109.9 million. The Life Sciences backlog at June 30, 2025 was $111.0 million. The decrease is primarily due to the timing of orders and shipments.
The following table compares business segment and Corporate operating income for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Percent
(in millions)	2026	2025	Change	Change
Income (loss) from operations before adjustments:
Healthcare	$260.2	$235.5	$24.7	10.5%
AST	142.9	136.7	$6.3	4.6%
Life Sciences	61.8	58.7	$3.0	5.1%
Corporate (1)	(110.1)	(114.0)	3.9	(3.5)%
Total income from operations before adjustments	$354.8	$316.9	$37.9	12.0%
Less: Adjustments
Amortization of acquired intangible assets (2)	$65.3	$67.1
Acquisition and integration related charges (3)	1.5	0.5
Tax restructuring costs (4)	0.3	0.2
Amortization of inventory and property "step up" to fair value (2)	1.8	1.4
Restructuring charges (5)	—	1.8
Total income from operations	$285.8	$246.0
(1) Corporate costs include corporate and administrative functions, public company costs, legacy post-retirement benefits, certain services and facilities related to distribution and research and development that are shared by multiple segments, and the benefit of refunds received on tariffs previously paid under the International Economic Emergency Powers Act ("IEEPA").
(2) For more information regarding our recent acquisitions, refer to Note 3 titled, "Business Acquisitions."
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) Costs incurred in tax restructuring.
(5) For more information regarding our restructuring efforts, refer to Note 2 titled, "Restructuring."
The Healthcare segment’s operating income increased $24.7 million to $260.2 million for the three months ended June 30, 2026, as compared to $235.5 million in the same prior year period. The segment's operating margins were 24.8% and 24.2% for the first three months of fiscal 2027 and 2026, respectively. The increase in operating income and operating margin for the three month period ended June 30, 2026 is primarily due to the benefits of higher volume, productivity, pricing and mix, which were partially offset by unfavorable labor inflation, tariffs, and additional spending on operational improvements and staffing.
The AST segment's operating income increased $6.3 million to $142.9 million for the three months ended June 30, 2026, as compared to $136.7 million during the same prior year period. The increase in operating income for the three month period ended June 30, 2026 is primarily due to the benefits of higher pricing and favorable foreign currency impacts, which were partially offset by higher depreciation expense, lower productivity and unfavorable labor inflation. The segment's operating margins were 48.0% and 48.6% for the first three months of fiscal 2027 and 2026, respectively. Operating margin declined as higher depreciation expense, lower productivity and unfavorable labor inflation more than offset the benefit provided by higher pricing.
The Life Sciences segment’s operating income increased $3.0 million to $61.8 million for the three months ended June 30, 2026, as compared to $58.7 million for the same prior year period. The increase in segment operating income for the three month period ended June 30, 2026 is primarily due to favorable volume and pricing which were partially offset by lower productivity and higher materials cost. The segment's operating margins were 42.1% and 43.5% for the first three months of fiscal 2027 and 2026, respectively. Operating margin declined as lower productivity and higher materials cost more than offset the benefits of higher pricing and volume.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$367.1	$420.0
Net cash used in investing activities	$(108.5)	$(108.5)
Net cash used in financing activities	$(213.5)	$(213.1)
Debt-to-total capital ratio	20.9%	21.5%
Free cash flow	$279.6	$326.5
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $367.1 million for the first three months of fiscal 2027 and $420.0 million for the first three months of fiscal 2026. The fiscal 2027 decrease in cash flows from operations resulted from a significantly lower contribution from working capital partially offset by an increase in earnings when compared to the prior year.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $108.5 million for the first three months of fiscal 2027 and net cash used in investing activities totaled $108.5 million for the first three months of fiscal 2026. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2027 and fiscal 2026:
•Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $87.5 million for the first three months of fiscal 2027 and $93.6 million during the same prior year period. The fiscal 2027 decrease is due to the timing of capital spending.
•Purchases of investments – During the first three months of fiscal 2027, we used $5.0 million to purchase investments.
•Acquisition of businesses, net of cash acquired – During the first three months of fiscal 2027 and 2026, we used $16.0 million and $15.0 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions."
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $213.5 million for the first three months of fiscal 2027 compared to net cash used in financing activities of $213.1 million for the first three months of fiscal 2026. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2027 and fiscal 2026:
•Payments on Private Placement Senior Notes – During the first three months of fiscal 2026, we repaid $125.0 million, of Private Placement Senior Notes upon maturity. For more information on our Private Placement Senior Notes, refer to Note 6 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
•Payments under credit facilities, net – Net payments under credit facilities totaled $37.8 million and $30.5 million for the first three months of fiscal 2027 and 2026, respectively.
•Repurchases of ordinary shares – During each of the first three month periods of fiscal 2027 and 2026, we obtained 0.1 million of our ordinary shares in connection with share-based compensation award programs in the aggregate amounts of $15.5 million and $10.6 million, respectively. During the first three month period of fiscal 2027, we purchased 0.5 million of our ordinary shares for the aggregate purchase amount of $100.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations under our new share repurchase program, which was adopted by the Board of Directors on May 5, 2026. During the first three months of fiscal 2026, we had no share repurchase activity under our previous share repurchase program. For more information on our share repurchases, refer to Note 12 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
•Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2027, we paid total cash dividends of $61.4 million, or $0.63 per outstanding share. During the first three months of fiscal 2026, we paid total cash dividends of $56.2 million, or $0.57 per outstanding share.

•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2027 and fiscal 2026, we received cash proceeds totaling $1.3 million and $9.3 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $367.1 million for the first three months of fiscal 2027 and $420.0 million for the first three months of fiscal 2026. Free cash flow was $279.6 million in the first three months of fiscal 2027 compared to $326.5 million in the first three months of fiscal 2026 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2027 decrease in cash flows from operations and free cash flow resulted from a significantly lower contribution from working capital partially offset by higher net income compared with fiscal 2026.
Our debt-to-total capital ratio was 20.9% at June 30, 2026 and 21.5% at June 30, 2025.
MATERIAL FUTURE CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS
Information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026. Our commercial commitments were approximately $165.7 million at June 30, 2026, reflecting a net increase of $4.4 million in surety bonds and other commercial commitments from March 31, 2026. We had no outstanding borrowings under our Revolving Credit Facility as of June 30, 2026. We had $9.6 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2026.
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
Parent and its wholly-owned subsidiaries, Limited and Corporation (collectively with Limited "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of FinCo ("FinCo") a wholly-owned subsidiary issuer, under senior public notes issued by FinCo on April 1, 2021 (the "Senior Public Notes") and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of FinCo and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Revolving Credit Facility.
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
The following tables present summarized results of operations for the three months ended June 30, 2026 and summarized balance sheet information at June 30, 2026 and March 31, 2026 for the obligor group of the Senior Public Notes. The obligor group consists of Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in millions)	Three Months Ended
June 30,
2026
Revenues	$817.0
Gross profit	445.0
Operating costs arising from transactions with non-issuers and non-guarantors, net	(147.6)
Income from operations	229.2
Non-operating income arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	(356.1)
Net income	$396.7

Summarized Balance Sheet Information
(in millions)
	June 30,	March 31,
	2026	2026
Receivables due from non-issuers and non-guarantor subsidiaries	$21,978.4	$21,513.5
Other current assets	1,000.7	1,039.2
Total current assets	$22,979.1	$22,552.7

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,280.3	$1,280.3
Goodwill	298.9	298.0
Other non-current assets	647.7	639.9
Total non-current assets	$2,226.9	$2,218.1

Payables due to non-issuers and non-guarantor subsidiaries	$26,541.1	$25,938.3
Other current liabilities	572.6	510.0
Total current liabilities	$27,113.6	$26,448.3

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285.9	$285.9
Other non-current liabilities	1,658.9	1,820.7
Total non-current liabilities	$1,944.9	$2,106.6
Intercompany balances and transactions between the obligor group have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately. Intercompany transactions arise from internal financing and trade activities.
Critical Accounting Estimates and Assumptions
Information related to our critical accounting estimates and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2026.
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

We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable and believe we have adequately reserved for our current litigation and claims that are probable and estimable. In the event that the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. Further, we believe that the ultimate outcome of pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings. For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, and we may also have contractual indemnification rights against certain liabilities, but there can be no assurance that either will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. We record expected recoveries under applicable contracts when we are assured of recovery. Refer to Note 9 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 8 of our consolidated financial statements titled, "Income Taxes" for more information.
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, those identified in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on May 29, 2026. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: (a) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto by non-U.S. governments; (b) operating costs, pressure on pricing (including, without limitation, as a result of inflation), Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected and leading to erosion of profit margins; (c) the potential of international unrest, military conflicts, economic downturns, currency fluctuations and cybersecurity events and any resulting effects on STERIS’s anticipated growth, performance or other results; (d) changes in healthcare policy or government or other third-party payor reimbursement levels; (e) the possibility that compliance with laws, court rulings, certifications, regulations, or other regulatory actions, or the outcome of any pending or threatened litigation, including the EO litigation, may delay, limit or prevent new product or service introductions, impact production, supply and/or marketing of existing products or services, result in uncovered costs, or otherwise affect STERIS’s performance, results, prospects or value; (f) changes in tax laws or interpretations or the adoption of certain income tax treaties in jurisdictions where we operate that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a U.S. resident for U.S. federal tax purposes, or the impact of tariffs and/or other trade barriers as a result of STERIS’s corporate structure; (g) the impacts of increasing consolidation and competition within our industry, which may exert pressure on our pricing strategy, manufacturing strategy or lead to decreasing demand for our products and services; (h) the effects on our operations resulting from labor-related issues, such as strikes, unsuccessful union negotiations and other workforce disruptions or from our inability to recruit or retain management and other personnel; (i) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs; (j) the effects of changes in credit availability and pricing, as well as the ability of STERIS and STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed; and (k) the possibility that anticipated financial results, anticipated revenues, productivity improvements, cost savings, growth synergies, and other anticipated benefits of acquisitions, restructuring efforts, and divestitures will not be realized or will be less than anticipated due to unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of acquired businesses; and (l) the possibility that expectations about the benefits, charges and cash expenditures from the new Center of Excellence in North Carolina and the related facility consolidation plan may not be accurate or realized on anticipated timelines, or at all.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026. Our exposures to market risks have not changed materially since March 31, 2026.
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2027, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At June 30, 2026, we held net foreign currency forward contracts to sell 48.0 million euros, 7.0 million Australian dollars, and 7.0 million New Zealand dollars, and to buy 175.0 million Mexican pesos.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At June 30, 2026, we held commodity swap contracts to buy 0.5 million pounds of nickel.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 9 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on May 29, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
On May 3, 2023 our Board of Directors authorized a share repurchase program (the "Outgoing Repurchase Program") for the purchase of up to $500.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges), with no specified expiration date. Under the Outgoing Repurchase Program, the Company could repurchase its shares from time to time through open market purchases, including 10b5-1 plans. It also permitted share repurchases to be activated, suspended or discontinued at any time.
On May 5, 2026, our Board of Directors terminated the Outgoing Repurchase Program and authorized a new share repurchase program (the "New Repurchase Program") for the purchase of up to $1,000.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges).
Under the New Repurchase Program, we may repurchase our shares from time to time through open market purchases, including 10b5-1 plans. Any share repurchases may be activated, suspended or discontinued at any time. There is no limitation to the number of shares that can be repurchased in a year and there is no expiration date for the New Repurchase Program.
During the first three months of fiscal 2027, we repurchased 0.5 million of our ordinary shares for the aggregate purchase amount of $100.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the New Repurchase Program. During the first three months of fiscal 2026, we had no share repurchase activity under the Outgoing Repurchase Program.
During the first three months of fiscal 2027, we obtained 0.1 million of our ordinary shares in the aggregate purchase amount of $15.5 million in connection with share-based compensation award programs. During the first three months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $10.6 million in connection with share-based compensation award programs.
As of June 30, 2026, there was $900.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges) of remaining availability under the New Repurchase Program.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2027 under our ordinary share repurchase program:

(in millions, except per share data)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$75.0
May 1-31	0.3		215.16		0.3	929.0
June 1-30	0.1		211.54		0.1	900.0
Total	0.5	(1)	$214.10	(1)	0.5	$900.0
(1) Does not include four shares purchased during the quarter at an average price of $213.96 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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
August 7, 2026