Form 10-Q
period 2026-09-30
STERIS plc
filed 2026-11-05
CIK 1757898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒
The number of ordinary shares outstanding as of November 3, 2026: 97,107,020

STERIS plc and Subsidiaries
Form 10-Q

PART I—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
ITEM 1.    FINANCIAL STATEMENTS
STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$531.1	$439.6
Accounts receivable (net of allowances of $31.8 and $27.3 respectively)	1,005.2	1,092.8
Inventories, net	737.0	631.8
Prepaid expenses and other current assets	205.9	230.4
Total current assets	2,479.2	2,394.6
Property, plant, and equipment, net	2,187.6	2,161.2
Lease right-of-use assets, net	156.0	155.2
Goodwill	4,178.8	4,194.8
Intangibles, net	1,497.0	1,620.0
Other assets	215.0	211.4
Total assets	$10,713.6	$10,737.2
Liabilities and equity
Current liabilities:
Accounts payable	$334.2	$338.8
Accrued income taxes	55.5	28.6
Accrued payroll and other related liabilities	157.2	221.1
Short-term lease obligations	37.2	35.8
Short-term indebtedness	243.1	118.9
Accrued expenses and other	380.6	401.9
Total current liabilities	1,207.8	1,145.0
Long-term indebtedness	1,650.3	1,812.8
Deferred income taxes, net	389.7	390.7
Long-term lease obligations	119.0	119.6
Other liabilities	75.1	71.7
Total liabilities	$3,441.9	$3,540.0
Commitments and contingencies (see Note 9)
Ordinary shares, with $0.001 par value; 500.0 shares authorized; 97.1 and 97.8 ordinary shares issued and outstanding, respectively	4,105.3	4,280.9
Retained earnings	3,301.3	3,015.9
Accumulated other comprehensive loss	(149.3)	(113.1)
Total shareholders’ equity	7,257.3	7,183.6
Noncontrolling interests	14.4	13.6
Total equity	7,271.7	7,197.2
Total liabilities and equity	$10,713.6	$10,737.2
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$816.9	$745.4	$1,554.1	$1,435.9
Service	771.7	714.9	1,527.3	1,415.4
Total revenues	1,588.6	1,460.3	3,081.3	2,851.4
Cost of revenues:
Product	410.0	390.8	778.4	750.5
Service	467.7	423.6	907.9	827.0
Total cost of revenues	877.8	814.4	1,686.3	1,577.5
Gross profit	710.8	645.9	1,395.0	1,273.9
Operating expenses:
Selling, general, and administrative	366.0	349.7	735.7	703.6
Research and development	31.5	28.2	60.2	54.6
Restructuring expenses	19.1	2.2	19.1	3.9
Total operating expenses	416.6	380.1	814.9	762.1
Income from operations	294.3	265.8	580.1	511.8
Non-operating expenses, net:
Interest expense	11.2	14.9	26.9	30.7
Interest and miscellaneous income	(3.6)	(2.4)	(6.8)	(4.1)
Other (income) expense, net	(1.3)	0.2	(1.6)	0.3
Total non-operating expenses, net	6.2	12.7	18.5	26.8
Income before income tax expense	288.0	253.1	561.5	485.0
Income tax expense	73.9	60.6	146.4	114.5
Net income	214.1	192.5	415.1	370.4
Less: Net income attributable to noncontrolling interests	0.4	0.6	1.3	1.3
Net income attributable to shareholders	$213.7	$191.9	$413.8	$369.2

Net income per share attributable to shareholders:
Basic	$2.20	$1.95	$4.25	$3.75
Diluted	$2.19	$1.94	$4.23	$3.74

Cash dividends declared per ordinary share outstanding	$0.69	$0.63	$1.32	$1.20

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$214.1	$192.5	$415.1	$370.4
Less: Net income attributable to noncontrolling interests	0.4	0.6	1.3	1.3
Net income attributable to shareholders	213.7	191.9	413.8	369.2

Other comprehensive (loss) income
Defined benefit plan changes, net of taxes	—	—	0.1	—
Change in cumulative foreign currency translation adjustment	(22.1)	(5.6)	(36.2)	216.2
Total other comprehensive (loss) income	(22.0)	(5.6)	(36.2)	216.2
Comprehensive income	$191.7	$186.3	$377.7	$585.4

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Operating activities:
Net income	$415.1	$370.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	249.4	241.1
Deferred income taxes	(0.1)	(0.1)
Share-based compensation expense	34.5	33.1
Loss on the disposal of property, plant, equipment, and intangibles, net	14.5	0.1
Loss (gain) on sale of businesses and equity investment, net	—	0.3
Other items	(11.7)	13.2
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	93.0	113.9
Inventories, net	(99.6)	(60.7)
Other current assets	24.2	25.5
Accounts payable	(6.2)	23.0
Accruals and other, net	(57.0)	(52.1)
Net cash provided by operating activities	656.1	707.8
Investing activities:
Purchases of property, plant, equipment, and intangibles	(163.6)	(180.1)
Purchase of investments	(5.0)	(1.8)
Acquisition of businesses, net of cash acquired	(16.0)	(15.0)
Net cash used in investing activities	(184.6)	(196.8)
Financing activities:
Payments on Private Placement Senior Notes	—	(125.0)
Payments under credit facilities, net	(37.8)	(34.8)
Acquisition related deferred or contingent consideration	(0.2)	(0.2)
Repurchases of ordinary shares	(215.9)	(111.1)
Cash dividends paid to ordinary shareholders	(128.4)	(118.1)
Distributions to noncontrolling interest holders	(0.5)	—
Stock option and other equity transactions, net	5.8	16.9
Net cash used in financing activities	(377.0)	(372.3)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	8.7
Increase in cash and cash equivalents	91.5	147.5
Cash and cash equivalents at beginning of period	439.6	171.7
Cash and cash equivalents at end of period	$531.1	$319.2
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2026	97.5	$4,179.5	$3,154.5	$(127.3)	$14.5	$7,221.3
Comprehensive income:
Net income	—	—	213.7	—	0.4	214.1
Other comprehensive loss	—	—	—	(22.0)	—	(22.0)
Repurchases of ordinary shares	(0.4)	(100.4)	—	—	—	(100.4)
Equity compensation programs and other	—	26.3	—	—	—	26.3
Cash dividends – $0.69 per ordinary share	—	—	(67.0)	—	—	(67.0)
Distributions to noncontrolling interest holders	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2026	97.1	4,105.3	3,301.3	(149.3)	14.4	$7,271.7

	Six Months Ended September 30, 2026
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2026	97.8	$4,280.9	$3,015.9	$(113.1)	$13.6	$7,197.2
Comprehensive income:
Net income	—	—	413.8	—	1.3	415.1
Other comprehensive loss	—	—	—	(36.2)	—	(36.2)
Repurchases of ordinary shares	(1.0)	(215.9)	—	—	—	(215.9)
Equity compensation programs and other	0.3	40.3	—	—	—	40.3
Cash dividends – $1.32 per ordinary share	—	—	(128.4)	—	—	(128.4)
Distributions to noncontrolling interest holders	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2026	97.1	4,105.3	3,301.3	(149.3)	14.4	$7,271.7

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at June 30, 2025	98.4	$4,431.0	$2,596.5	$(70.5)	$12.9	$6,969.9
Comprehensive income:
Net income	—	—	191.9	—	0.6	192.5
Other comprehensive loss	—	—	—	(5.6)	—	(5.6)
Repurchases of ordinary shares	(0.4)	(101.0)	—	—	—	(101.0)
Equity compensation programs and other	0.1	28.8	—	—	—	28.8
Cash dividends – $0.63 per ordinary share	—	—	(62.0)	—	—	(62.0)
Balance at September 30, 2025	98.1	4,358.7	2,726.4	(76.1)	13.5	$7,022.5

	Six Months Ended September 30, 2025
	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Number	Amount
Balance at March 31, 2025	98.3	$4,420.4	$2,475.3	$(292.3)	$12.4	$6,615.8
Comprehensive income:
Net income	—	—	369.2	—	1.3	370.4
Other comprehensive income	—	—	—	216.2	—	216.2
Repurchases of ordinary shares	(0.5)	(111.6)	—	—	—	(111.6)
Equity compensation programs and other	0.3	50.0	—	—	—	50.0
Cash dividends – $1.20 per ordinary share	—	—	(118.1)	—	—	(118.1)
Other changes in noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2025	98.1	4,358.7	2,726.4	(76.1)	13.5	$7,022.5

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2026 and 2025
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
Principles of Consolidation
We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate these financial statements. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating policies, are accounted for primarily using the equity method. These investments are immaterial to the Company's consolidated financial statements.
Our reporting currency is United States Dollars (USD). Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the six month period ended September 30, 2026 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2027.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first six months of fiscal 2027, $46.4 million of the March 31, 2026 deferred revenue balance was recorded as revenue. During the first six months of fiscal 2026, $47.5 million of the March 31, 2025 deferred revenue balance was recorded as revenue.
Refer to Note 7 titled, "Additional Consolidated Balance Sheet Information" for deferred revenue balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase, and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include orders for capital equipment and consumables where control of the products has not passed to the Customer. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2026, the transaction price allocated to remaining performance obligations was approximately $1,535.0 million. We expect to recognize approximately 58% of the transaction price within one year and approximately 31% beyond one year. The remainder has yet to be scheduled for delivery.
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
For the Three and Six Months Ended September 30, 2026 and 2025

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
2. RESTRUCTURING
The Company has undertaken various restructuring actions to enhance profitability, improve operating efficiencies and optimize our manufacturing and distribution network. Restructuring charges and related liability activity associated with these plans are presented in the tables below. Restructuring charges are excluded from segment operating income. For more information regarding our business segments, refer to Note 10, titled "Business Segment Information."
Fiscal 2027 restructuring plans
On August 5, 2026, the Company announced a targeted restructuring plan (the "Fiscal 2027 Manufacturing Restructuring Plan") to consolidate manufacturing and distribution for formulated chemistries to a new Center of Excellence in North Carolina. The investment is expected to accelerate innovation, expand capacity and optimize our U.S. chemistries manufacturing and distribution network. The Fiscal 2027 Manufacturing Restructuring Plan includes the anticipated closure of chemistry manufacturing and distribution facilities in St. Louis, Missouri and Plymouth, Minnesota. The Company currently expects to incur total pre-tax restructuring charges of approximately $55 million to $70 million, consisting of approximately $40 million to $50 million of cash expenditures and approximately $15 million to $20 million of non-cash charges. These charges primarily relate to our Healthcare and Life Sciences segments. Cash expenditures are expected to primarily consist of employee retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges primarily relate to accelerated depreciation. These charges are expected to be incurred over time, with completion anticipated to occur during fiscal 2030. Total restructuring expense of $1.0 million has been recorded relating to this restructuring plan.
Also during the second quarter of fiscal 2027, the Company approved an additional targeted restructuring plan (the "Fiscal 2027 Portfolio and Organizational Optimization Plan"). This plan includes targeted facility realignment, product rationalization and organizational realignment. The Company anticipates total charges of approximately $45 million associated with the plan, including approximately $10 million in cash expenditures and $35 million in non-cash charges. Cash expenditures will primarily consist of employee retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges primarily relate to asset impairment, and also include product rationalization and accelerated depreciation. These charges primarily relate to our Healthcare segment. The Fiscal 2027 Portfolio and Organizational Optimization Plan is anticipated to be substantially complete by the end of fiscal 2028. Total restructuring expense of $25.0 million has been recorded relating to this restructuring plan, of which $6.3 million has been recorded in Cost of revenues.
Fiscal 2025 restructuring plan
In May 2024, we adopted and announced a targeted restructuring plan (the "Fiscal 2025 Plan"). The Fiscal 2025 Plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency. As of March 31, 2026, the execution of the Fiscal 2025 Plan was substantially complete. Total restructuring expense of $109.5 million has been recorded relating to the Fiscal 2025 Plan since inception, of which $33.9 million has been recorded in Cost of revenues.
The following table summarizes our total pre-tax restructuring expenses recorded during the three and six months ended September 30, 2026 and 2025 related to our restructuring plans:

(in millions)	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring plans	2026	2025	2026	2025
Severance and other compensation related costs	$4.8	$1.6	$4.8	$3.3
Lease and other contract termination and other costs	—	0.2	—	0.2
Product rationalization charges (credits)(1)	6.3	(1.0)	6.3	(1.0)
Accelerated depreciation and amortization	0.1	0.3	0.1	0.4
Asset impairment charges	14.2	—	14.2	—
Restructuring charges, net	$25.5	$1.2	$25.5	$2.9
(1) Recorded in cost of revenues.
Fiscal 2027 restructuring charges primarily relate to the Fiscal 2027 Portfolio and Organizational Optimization Plan, while Fiscal 2026 restructuring charges related to the Fiscal 2025 Plan.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring plans
Balance at March 31, 2026	$7.1
Fiscal 2027 charges, net	4.8
Fiscal 2027 payments	(2.9)
Balance at September 30, 2026	$8.9
3. BUSINESS ACQUISITIONS
During the first six months of fiscal 2027, we completed three tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $17.3 million, including deferred consideration and the fair value of potential contingent consideration.
During the first six months of fiscal 2026, we completed a tuck-in acquisition which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $15.0 million.
Acquisition and integration expenses totaled $4.0 million and $5.5 million for the three and six months ended September 30, 2026, respectively. Acquisition and integration expenses totaled $1.3 million and $1.8 million for the three and six months ended September 30, 2025, respectively. Acquisition and integration expenses reported in the Selling, general and administrative expenses and Cost of revenues lines of our Consolidated Statements of Income include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.

4. INVENTORIES, NET
Inventories are stated at the lower of their cost and net realizable value determined by the first-in, first-out (“FIFO”) cost method. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

(in millions)	September 30, 2026	March 31, 2026
Raw materials	$253.9	$225.4
Work in process	95.0	90.7
Finished goods	427.1	355.2
Reserve for excess and obsolete inventory	(39.1)	(39.4)
Inventories, net	$737.0	$631.8

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
5. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

(in millions)	September 30, 2026	March 31, 2026
Land and land improvements (1)	$112.6	$112.3
Buildings and leasehold improvements	961.1	903.6
Machinery and equipment	1,503.0	1,434.3
Information systems	330.0	316.3
Radioisotope	861.9	829.9
Construction in progress (1)	472.6	509.5
Total property, plant, and equipment	4,241.2	4,105.9
Less: accumulated depreciation and depletion	(2,053.6)	(1,944.6)
Property, plant, and equipment, net	$2,187.6	$2,161.2
(1)Land is not depreciated. Construction in progress is not depreciated until placed in service.

6. DEBT
Indebtedness was as follows:

(in millions)	September 30, 2026	March 31, 2026
Short-term debt
Private Placement Senior Notes	$243.1	$118.9
Total short-term debt	$243.1	$118.9

Long-term debt
Private Placement Senior Notes	$313.5	$438.9
Revolving Credit Facility	—	37.8
Deferred financing costs	(13.1)	(13.8)
Senior Public Notes	1,350.0	1,350.0
Total long-term debt	$1,650.3	$1,812.8
Total debt	$1,893.4	$1,931.7
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
The Revolving Credit Agreement provided for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Revolving Credit Agreement may have been increased in specified circumstances by up to $625.0 million in the discretion of the lenders. The Revolving Credit Agreement would mature on the date that is five years after October 7, 2024, and all unpaid borrowings, together with accrued and unpaid interest thereon, were repayable on that date. The Revolving Credit Facility bore interest from time to time, at either the Base Rate or the Relevant Rate, as defined in and calculated under and as in effect from time to time under the Revolving Credit Agreement, plus the Applicable Margin, as defined in the Revolving Credit Agreement. The Applicable Margin was determined based on the Debt Rating of Parent, as defined in the Revolving Credit Agreement. Base Rate Advances were payable quarterly in arrears and Term Benchmark Advances were payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Swingline borrowings bore interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, subject to a cap in the case of swingline borrowings denominated in U.S. Dollars equal to the Base Rate plus the Applicable Margin for Base Rate Advances plus the Facility Fee. There was no premium or penalty for prepayment of Base Rate Advances, but prepayments of Term Benchmark Advances were generally subject to a breakage fee. Advances may

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
be extended in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”). Alternative Currency Advances were limited in the aggregate to the equivalent of $625.0 million.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
At September 30, 2026, we were in compliance with all financial covenants associated with our indebtedness.
See Note 17 to our consolidated financial statements, titled "Subsequent Events," for information on the refinancing and replacement of the Revolving Credit Agreement and entry into the Delayed Draw Term Loan Agreement (as defined in Note 17).
7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

(in millions)	September 30, 2026	March 31, 2026
Accrued payroll and other related liabilities:
Compensation and related items	$69.9	$63.7
Accrued vacation/paid time off	16.9	16.7
Accrued bonuses	43.6	97.5
Accrued employee commissions	23.2	39.6
Other postretirement benefit obligations-current portion	0.9	0.9
Other employee benefit plans obligations-current portion	2.7	2.7
Total accrued payroll and other related liabilities	$157.2	$221.1
Accrued expenses and other:
Deferred revenues	$61.8	$59.1
Service liabilities	143.4	137.5
Self-insured risk reserves-current portion	16.0	14.5
Illinois EO litigation settlement	—	43.2
Accrued dealer commissions	35.9	32.5
Accrued warranty	14.7	17.5
Asset retirement obligation-current portion	0.5	0.5
Accrued interest	6.2	6.2
Other	102.1	90.9
Total accrued expenses and other	$380.6	$401.9
Other liabilities:
Self-insured risk reserves-long-term portion	$24.8	$24.8
Other postretirement benefit obligations-long-term portion	4.2	4.3
Defined benefit pension plans obligations-long-term portion	4.2	4.1
Other employee benefit plans obligations-long-term portion	1.8	1.6
Accrued long-term income taxes	0.2	0.3
Asset retirement obligation-long-term portion	14.9	14.7
Other	25.0	21.9
Total other liabilities	$75.1	$71.7

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
8. INCOME TAXES
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. Some limited guidance has been issued clarifying the application of some of the provisions in this legislation, and more guidance is expected to be issued in the near future with respect to a number of income tax provisions in the OBBBA. The law did not have a material impact on our consolidated financial statements for the three and six month periods ended September 30, 2026, and we do not expect it to have a material impact on our effective tax rate in future years. However, we are unable to fully predict the overall impact that the OBBBA and additional guidance may have on our business. Furthermore, some non-U.S. jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications.
Our effective tax rate is affected by (i) the tax rates in Ireland (our country of domicile), the United States, and other jurisdictions in which we operate, and (ii) the relative amount of income before income taxes by geography.
The effective income tax rates for the three month periods ended September 30, 2026 and 2025 were 25.7% and 23.9%, respectively. The effective income tax rates for the six month periods ended September 30, 2026 and 2025 were 26.1% and 23.6%, respectively. The fiscal 2027 effective tax rates increased when compared to fiscal 2026, primarily due to unfavorable changes in discrete items.
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
For the Three and Six Months Ended September 30, 2026 and 2025
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
In addition, the Company may pursue opportunities to recover amounts previously paid in connection with certain legal or regulatory matters, tariffs or similar governmental charges. During the three months ended September 30, 2026, the Company received approximately $20 million related to amounts previously paid pursuant to the International Emergency Economic Powers Act ("IEEPA"), consisting of approximately $19 million of refunds recorded in Cost of product revenues and approximately $1 million of interest recorded in Interest and miscellaneous income. During the six months ended September 30, 2026, the Company received approximately $24 million related to amounts previously paid pursuant to the International Emergency Economic Powers Act ("IEEPA"), consisting of approximately $23 million of refunds recorded in Cost of product revenues and approximately $1 million of interest recorded in Interest and miscellaneous income. As of September 30, 2026, approximately $3 million of IEEPA tariffs have not yet been refunded, and no financial statement impact has been recognized with respect to these amounts.
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
For the Three and Six Months Ended September 30, 2026 and 2025
October 29, 2025, the Company entered into binding confidential settlement agreements ("Settlement Agreements") with plaintiffs' counsel, containing terms and provisions consistent with the Term Sheets.
Pursuant to the Settlement Agreements, the Company agreed to pay up to $48.2 million to settle claims. We recorded a charge for this amount in fiscal 2025, and the remaining liability was included in the "Accrued expenses and other" line within our Consolidated Balance Sheets. During the three months ended September 30, 2026, the remaining amounts in connection with the Settlement Agreements were paid. None of the Settlement Agreements are an admission of liability or that emissions from the Waukegan, Illinois facility ever posed a safety hazard to the people who live or work in the surrounding areas.
The Settlement Agreements established a claims administration process that included guidelines and procedures for administering individual settlements. As of September 30, 2026, substantially all payment obligations of the Company under the Settlement Agreements have been satisfied, and the claims administration process has been largely completed. Accordingly, substantially all of the personal injury claims subject to the Settlement Agreements have been dismissed with prejudice.
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
For the three and six months ended September 30, 2026 and 2025, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
The following table compares business segment revenues and business segment and Corporate operating income for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$1,122.4	$295.6	$170.6	$—	$1,588.6

Segment expenses
Cost of revenues	650.0	148.6	75.4
Selling, general, and administrative	175.2	14.2	17.0
Research and development	28.1	0.7	2.5
Total income from operations before adjustments	$269.2	$132.1	$75.8	$(86.7)	$390.5
Less: Adjustments
Amortization of acquired intangible assets (1)					65.0
Acquisition and integration related charges (2)					4.0
Tax restructuring costs (3)					0.4
Amortization of inventory and property "step up" to fair value (1)					1.4
Restructuring charges (4)					25.5
Total income from operations					$294.3

Three Months Ended September 30, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$1,033.8	$281.5	$145.0	$—	$1,460.3

Segment expenses
Cost of revenues	592.1	139.6	66.4
Selling, general, and administrative	157.9	13.5	16.1
Research and development	24.3	0.7	2.7
Total income from operations before adjustments	$259.5	$127.6	$59.9	$(109.9)	$337.1
Less: Adjustments
Amortization of acquired intangible assets (1)					67.2
Acquisition and integration related charges (2)					1.3
Tax restructuring costs (3)					0.3
Amortization of inventory and property "step up" to fair value (1)					1.3
Restructuring charges (4)					1.2
Total income from operations					$265.8
(1) For more information regarding our recent acquisitions, refer to Note 3 titled, "Business Acquisitions."
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in tax restructuring.
(4) For more information regarding our restructuring efforts, refer to Note 2 titled, "Restructuring."
The following table compares business segment revenues and business segment and Corporate operating income for the six months ended September 30, 2026 and 2025:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025

Six Months Ended September 30, 2026
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$2,170.8	$593.2	$317.4	$—	$3,081.3

Segment expenses
Cost of revenues	1,239.1	288.7	141.4
Selling, general, and administrative	349.1	28.2	33.4
Research and development	53.2	1.3	5.0
Total income from operations before adjustments	$529.4	$275.1	$137.5	$(196.8)	$745.2
Less: Adjustments
Amortization of acquired intangible assets (1)					130.3
Acquisition and integration related charges (2)					5.5
Tax restructuring costs (3)					0.7
Amortization of inventory and property "step up" to fair value (1)					3.2
Restructuring charges (4)					25.5
Total income from operations					$580.1

Six Months Ended September 30, 2025
(in millions)	Healthcare	AST	Life Sciences	Corporate	Company
Revenues	$2,008.5	$562.7	$280.2	$—	$2,851.4

Segment expenses
Cost of revenues	1,149.5	269.5	124.4
Selling, general, and administrative	317.0	27.2	32.1
Research and development	47.0	1.7	5.1
Total income from operations before adjustments	$495.0	$264.4	$118.6	$(224.0)	$653.9
Less: Adjustments
Amortization of acquired intangible assets (1)					134.3
Acquisition and integration related charges (2)					1.8
Tax restructuring costs (3)					0.5
Amortization of inventory and property "step up" to fair value (1)					2.7
Restructuring charges (4)					2.9
Total income from operations					$511.8
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
For the Three and Six Months Ended September 30, 2026 and 2025
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

(in millions)	September 30, 2026	March 31, 2026
Assets
Healthcare and Life Sciences	$7,125.0	$7,146.8
AST	3,588.6	3,590.4
Total assets	$10,713.6	$10,737.2

	Six Months Ended September 30,
(in millions)	2026	2025
Capital Expenditures
Healthcare and Life Sciences	$83.6	$56.9
AST	80.0	123.3
Total Capital Expenditures	$163.6	$180.1
Depreciation, Depletion, and Amortization
Healthcare and Life Sciences	$162.9	$165.9
AST	86.5	75.2
Total Depreciation, Depletion, and Amortization	$249.4	$241.1
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are attributed to the geographic areas based on the location of these operations and their Customers. Property, plant, and equipment, net are those assets that are identified within the operations in each geographic area.

(in millions)	September 30, 2026	March 31, 2026
Property, Plant, and Equipment, Net
Ireland	$86.1	$88.1
United States	1,126.2	1,094.4
Other locations	975.3	978.7
Property, Plant, and Equipment, Net	$2,187.6	$2,161.2

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues:
Ireland	$26.0	$27.3	$55.0	$49.8
United States	1,174.4	1,075.2	2,264.9	2,100.9
Other locations	388.2	357.8	761.4	700.7
Total Revenues	$1,588.6	$1,460.3	$3,081.3	$2,851.4
Additional information regarding our fiscal 2027 and fiscal 2026 revenues is disclosed in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2026	2025	2026	2025
Healthcare:
Capital equipment	$270.0	$259.4	$500.5	$486.7
Consumables	411.8	374.2	803.8	733.2
Service	440.6	400.1	866.5	788.6
Total Healthcare Revenues	$1,122.4	$1,033.8	$2,170.8	$2,008.5
AST:
Capital equipment	$1.7	$2.1	$3.1	$3.7
Service	293.9	279.4	590.1	559.0
Total AST Revenues	$295.6	$281.5	$593.2	$562.7
Life Sciences:
Capital equipment	$48.9	$31.9	$80.1	$58.6
Consumables	84.0	77.2	165.5	152.5
Service	37.7	35.8	71.7	69.1
Total Life Sciences Revenues	$170.6	$145.0	$317.4	$280.2
Total Revenues	$1,588.6	$1,460.3	$3,081.3	$2,851.4
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

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in millions)	2026	2025	2026	2025
Weighted average shares outstanding—basic	97.3	98.4	97.5	98.4
Dilutive effect of share equivalents	0.3	0.5	0.3	0.5
Weighted average shares outstanding and share equivalents—diluted	97.6	98.8	97.7	98.8
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in millions)	2026	2025	2026	2025
Number of share options	1.1	0.6	1.0	0.6
Additional Authorized Shares
 The Company has an additional authorized share capital of 50,000,000 preferred shares of $0.001 par value each, plus 25,000 deferred ordinary shares of €1.00 par value each, in order to satisfy minimum statutory capital requirements for all Irish public limited companies.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
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
During the first six months of fiscal 2027, we repurchased 0.9 million of our ordinary shares for the aggregate purchase amount of $200.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the New Repurchase Program. During the first six months of fiscal 2026, we repurchased 0.4 million of our ordinary shares for the aggregate amount of $100.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the Outgoing Repurchase Program.
During the first six months of fiscal 2027, we obtained 0.1 million of our ordinary shares in the aggregate purchase amount of $15.9 million in connection with share-based compensation award programs. During the first six months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.1 million in connection with share-based compensation award programs.
As of September 30, 2026, there was $800.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges) of remaining availability under the New Repurchase Program.
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
Stock option awards to employees generally vest and become nonforfeitable in increments of 25% per year over a four-year period, with full vesting four years after the date of grant. Historically, restricted stock awards to employee recipients generally cliff vested on the fourth anniversary of the grant date if the recipient remained in continuous employment through that date. Beginning with fiscal 2024 grants, Company restricted stock (and restricted stock units) generally cliff vest over a three year period after the grant date. However, employees who are grantees of restricted stock and have attained age 55 and been employed for at least five years at the time of the grant or meet these criteria during the term of the grant and are employed in the U.S. or in a few other foreign jurisdictions, or employees who have 25 years of service at the time of grant or meet that criterion during the term of the grant, will be subject to installment vesting rules over the applicable vesting period. Awards to certain employees in the U.S. or a few other jurisdictions may provide for continued vesting after “retirement,” if certain conditions are met. As of September 30, 2026, 1.3 million ordinary shares remained available for grant under the long-term incentive plan.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
The following weighted average assumptions were used for options granted during the first six months of fiscal 2027 and 2026:

	Fiscal 2027	Fiscal 2026
Risk-free interest rate	4.03%	4.03%
Expected life of options	6.1 years	6.1 years
Expected dividend yield of stock	1.11%	1.11%
Expected volatility of stock	28.65%	28.16%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2026	1,716,867	$204.51
Granted	221,967	231.00
Exercised	(54,828)	113.00
Forfeited	(3,023)	228.73
Outstanding at September 30, 2026	1,880,983	$210.37	5.8 years	$35.4
Exercisable at September 30, 2026	1,376,796	$198.27	4.7 years	$35.4
We estimate that 0.5 million of the non-vested stock options outstanding at September 30, 2026 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $210.01 closing price of our ordinary shares on September 30, 2026 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2027 and fiscal 2026 was $6.3 million and $17.9 million, respectively. Net cash proceeds from the exercise of stock options were $5.8 million and $16.9 million for the first six months of fiscal 2027 and fiscal 2026, respectively.
The weighted average grant date fair value of stock option grants was $60.85 and $69.28 for the first six months of fiscal 2027 and fiscal 2026, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2026	456,080	30,289	$226.73
Granted	211,047	19,316	210.73
Vested	(205,231)	(19,699)	217.94
Forfeited	(10,359)	(807)	225.06
Non-vested at September 30, 2026	451,537	29,099	$223.20
Restricted shares and restricted share unit grants are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2027 at the time of grant was $49.0 million.
As of September 30, 2026, there was a total of $67.0 million in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.5 years.
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
Changes in our warranty liability during the first six months of fiscal 2027 were as follows:

(in millions)	Warranties
Balance at March 31, 2026	$17.5
Warranties issued during the period	6.2
Settlements made during the period	(9.0)
Balance at September 30, 2026	$14.7

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2026 and March 31, 2026:

			Fair Value Measurements
(in millions)	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
Assets:
Cash and cash equivalents	$531.1	$439.6	$531.1	$439.6	$—	$—	$—	$—
Forward and swap contracts (1)	0.8	0.2	—	—	0.8	0.2	—	—
Deferred compensation plans (2)	1.5	1.3	1.5	1.3	—	—	—	—
Other investments	2.6	3.2	2.6	3.2	—	—	—	—

Liabilities:
Forward and swap contracts (1)	$0.9	$0.7	$—	$—	$0.9	$0.7	$—	$—
Deferred compensation plans (2)	1.7	1.5	1.7	1.5	—	—	—	—
Debt (3)	1,893.4	1,931.7	—	—	1,555.5	1,666.4	—	—
Contingent consideration obligations (4)	8.6	6.1	—	—	—	—	8.6	6.1
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). Changes in the fair value of these investments are recorded in the Interest and miscellaneous income and Other (income) expense, net lines of the Consolidated Statements of Income. During the first six months of fiscal 2027 and 2026, we recorded gains of $0.2 million and $0.2 million, respectively, related to these investments.
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

As of September 30, 2026 and March 31, 2026, we also held $50.5 million and $45.5 million, respectively, of other investments without readily determinable fair values measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are included in the "Other assets" line of our Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025
16. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts in Accumulated Other Comprehensive Loss are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Accumulated other comprehensive loss shown in our Consolidated Statements of Shareholders' Equity and changes in our balances, net of tax, for the three and six months ended September 30, 2026 and 2025 were as follows:

(in millions)	Defined Benefit Plans (1)		Foreign Currency Translation		Total Accumulated Other Comprehensive Loss
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(1.1)	$(1.1)	$(126.2)	$(112.0)	$(127.3)	$(113.1)
Other Comprehensive Income (Loss) before reclassifications	0.2	0.4	(22.1)	(36.2)	(21.9)	(35.8)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(0.2)	(0.3)	—	—	(0.2)	(0.3)
Net current-period Other Comprehensive Income (Loss)	—	0.1	(22.1)	(36.2)	(22.0)	(36.2)
Balance at September 30, 2026	$(1.1)	$(1.1)	$(148.2)	$(148.2)	$(149.3)	$(149.3)

(in millions)	Defined Benefit Plans (1)		Foreign Currency Translation		Total Accumulated Other Comprehensive Loss
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(0.6)	$(0.6)	$(69.9)	$(291.8)	$(70.5)	$(292.3)
Other Comprehensive Income (Loss) before reclassifications	0.1	0.2	(5.6)	216.2	(5.5)	216.5
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(0.1)	(0.2)	—	—	(0.1)	(0.2)
Net current-period Other Comprehensive (Loss) Income	—	—	(5.6)	216.2	(5.6)	216.2
Balance at September 30, 2025	$(0.6)	$(0.6)	$(75.5)	$(75.5)	$(76.1)	$(76.1)
(1) The amortization (gain) of defined benefit pension items is reported in the Other (income) expense, net line of our Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025

17. SUBSEQUENT EVENTS
Acquisition of Xodus Medical
On October 11, 2026, STERIS Corporation, a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to acquire Xodus Medical, Inc. and certain related affiliates ("Xodus Medical") for approximately $2.1 billion in cash at closing, subject to customary adjustments (the "Xodus Medical Acquisition"). Xodus Medical, based in Pennsylvania, develops and produces specialty surgical products focused on patient and operating room staff safety. The Purchase Agreement also provides for additional potential earnout consideration of up to $150 million based upon the achievement of specified post-closing performance targets in calendar 2028.
The transaction is expected to be financed with a combination of approximately $2.0 billion of new debt and cash on hand and is anticipated to close by December 31, 2026, subject to customary closing conditions and regulatory approvals. In connection with the Purchase Agreement, Parent and Corporation entered into a bridge financing commitment with JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, pursuant to which the lenders have committed to provide up to $2.0 billion in the aggregate in the form of a senior unsecured bridge facility, subject to customary conditions. The commitment under the bridge facility may be reduced based on net proceeds raised from permanent financing or asset sales. Upon entry into the Delayed Draw Term Loan Agreement, the commitments under the bridge financing commitment were reduced on a dollar-for-dollar basis by $500.0 million, resulting in a net remaining commitment of $1.5 billion.
Delayed Draw Term Loan
On November 4, 2026, FinCo, as borrower, and each of Parent, Corporation and Limited, as guarantors, entered into a new delayed draw term loan credit agreement (the “Delayed Draw Term Loan Agreement”) with various financial institutions and J.P. Morgan SE, as administrative agent, which provides for a delayed draw term loan facility in the amount of up to $500.0 million (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan cannot be utilized unless, among other conditions, the Xodus Medical Acquisition is consummated, and the commitments under such Delayed Draw Term Loan will terminate if the Xodus Medical Acquisition is validly terminated or the specified outside date occurs, among other customary conditions. The Delayed Draw Term Loan matures on the date that is five years after the closing date of the Xodus Medical Acquisition. The Delayed Draw Term Loan bears interest from time to time, at either the Base Rate or the Term SOFR Rate, each as defined in and calculated under and as in effect from time to time under the Delayed Draw Term Loan Agreement, plus the Applicable Margin, as defined in the Delayed Draw Term Loan Agreement. The Applicable Margin is determined based on the debt rating of Parent. Interest on borrowings made at the Base Rate (“Term Base Rate Advances”) is payable quarterly in arrears and interest on borrowings made at the Term SOFR Rate (“Term Benchmark Advances”) is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. There is no premium or penalty for prepayment of Term Base Rate Advances, but prepayments of Term Benchmark Advances are subject to a breakage fee.
No principal payments are due on the Delayed Draw Term Loan in the first year. During years two and three, quarterly principal payments are due on the last business day of each fiscal quarter in an amount equal to the principal amount of advances outstanding on the closing date of the Xodus Medical Acquisition multiplied by 1.25%. During years four and five, quarterly principal payments are due on the last business day of each fiscal quarter in an amount equal to the principal amount of advances outstanding on the closing date of the Xodus Medical Acquisition multiplied by 1.875%. The remaining unpaid principal balance of the Delayed Draw Term Loan, together with accrued and unpaid interest thereon, will be due and payable at maturity.
Revolving Credit Agreement Refinancing
On November 4, 2026, Parent, FinCo, Corporation and Limited, each as a borrower and guarantor, entered into a new credit agreement (the “New Revolving Credit Agreement”) with various financial institutions and each of J.P. Morgan SE and JPMorgan Chase Bank, N.A., as administrative agents, which replaced the Revolving Credit Agreement (such refinancing, the “Revolving Credit Agreement Refinancing”). The New Revolving Credit Agreement provides for $1.6 billion of borrowing capacity, in the form of a revolving credit facility (the “New Revolving Credit Facility”), which may be utilized for revolving credit borrowings, swingline borrowings and letters of credit, with sublimits for such swingline borrowings and letters of credit. The New Revolving Credit Facility permits an incremental increase of commitments available thereunder in an amount not to exceed $800.0 million, subject to certain customary conditions.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2026 and 2025

The New Revolving Credit Facility bears interest from time to time, at either the Base Rate or the Relevant Rate, in each case as defined in and calculated under and as in effect from time to time under the New Revolving Credit Agreement, plus the Applicable Margin, as defined in the New Revolving Credit Agreement. The Applicable Margin is determined based on the debt rating of Parent. Interest on borrowings made at the Base Rate ("Revolver Base Rate Advances") is payable quarterly in arrears. Interest on borrowings made at a term benchmark Relevant Rate is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Interest on borrowings made at a daily simple risk-free Relevant Rate is payable monthly in arrears. Swingline borrowings bear interest at a rate to be agreed by the applicable swingline lender and the applicable borrower, payable quarterly in arrears. In the case of swingline borrowings denominated in U.S. Dollars, that rate is subject to a cap equal to the Base Rate plus the Applicable Margin for Revolver Base Rate Advances plus the Facility Fee. Advances may be extended in U.S. Dollars or in specified alternative currencies (“Alternative Currency Advances”), and Alternative Currency Advances are limited in the aggregate to the equivalent of $625.0 million.
The New Revolving Credit Facility matures on November 4, 2031 and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date. On the closing date for the New Revolving Credit Agreement, no borrowings were incurred to refinance and replace the Revolving Credit Agreement.

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements contained herein, which present the results of our operations for the first six months of fiscal 2027 and fiscal 2026. It may also be helpful to refer to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the Securities and Exchange Commission ("SEC") on May 29, 2026, including information in Item 1, "Business," Part I, Item 1A, "Risk Factors," and Note 9 to our consolidated financial statements titled, "Commitments and Contingencies," and Part II, Item 1A, "Risk Factors" of this Quarterly Report, for a discussion of some of the matters that can adversely affect our business and results of operations.
In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. This information, discussion, and analysis may be important to you in making decisions about your investments in STERIS.
Financial Measures
In the following sections of the MD&A, we may, at times, refer to a financial measure that is not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States ("U.S. GAAP"). We sometimes use the following financial measure in the context of this report: backlog. We define backlog as the amount of unfilled capital equipment purchase orders (excluding freight) at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.
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
Acquisitions. During the first six months of fiscal 2027, we completed three tuck-in acquisitions, recorded at fair value, which continued to expand our product and service offerings in the Healthcare segment. Total aggregate consideration was approximately $17.3 million, including deferred consideration and the fair value of potential contingent consideration.
Acquisition and integration expenses totaled $4.0 million and $5.5 million for the three and six months ended September 30, 2026, respectively. Acquisition and integration expenses totaled $1.3 million and $1.8 million for the three and six months ended September 30, 2025, respectively. Acquisition and integration expenses reported in the Selling, general and administrative expenses and Cost of revenues lines of our Consolidated Statements of Income include, but are not limited to, investment banker, advisory, legal and other professional fees, and certain employee-related expenses.
On October 11, 2026, we entered into the Purchase Agreement to acquire Xodus Medical for approximately $2.1 billion in cash at closing, subject to customary adjustments, plus potential earnout consideration of up to $150.0 million. We expect to close the Xodus Medical Acquisition by December 31, 2026, subject to customary closing conditions and regulatory approvals.
For more information regarding our recent acquisitions, see Note 3 to our consolidated financial statements titled, "Business Acquisitions." For more information regarding the pending Xodus Medical Acquisition, see Note 17 to our consolidated financial statements titled “Subsequent Events.”
Highlights. Revenues increased 8.8% to $1,588.6 million for the three months ended September 30, 2026, as compared to $1,460.3 million for the same period in the prior year. Revenues increased 8.1% to $3,081.3 million for the six months ended September 30, 2026, as compared to $2,851.4 million for the same period in the prior year. The increases reflect higher volume and pricing.
Gross profit percentage for the second quarter of fiscal 2027 was 44.7% compared to the gross profit percentage for the second quarter of fiscal 2026 of 44.2%. The increase in gross profit percentage for the three month period reflects favorable impacts from pricing, tariff refunds, and mix that were partially offset by unfavorable impacts from materials, labor and restructuring costs. Gross profit percentage for the first six months of fiscal 2027 was 45.3% compared to the gross profit percentage for the first six months of fiscal 2026 of 44.7%. The increase in gross profit percentage for the six month period reflects favorable impacts from pricing and tariff refunds that were partially offset by unfavorable impacts from materials, labor and restructuring costs.
Income from operations for the second quarter of fiscal 2027 was $294.3 million, compared to income from operations of $265.8 million for the second quarter of fiscal 2026. Income from operations for the first six months of fiscal 2027 was $580.1 million, compared to income from operations of $511.8 million for the first six months of fiscal 2026. The increase in income from operations for the three and six month periods reflects favorable impacts from pricing, volume, and tariff refunds, which were partially offset by unfavorable impacts from materials and labor costs, higher operational investments and restructuring expenses.
Cash flows from operations were $656.1 million and free cash flow was $492.5 million for the first six months of fiscal 2027 compared to cash flows from operations of $707.8 million and free cash flow of $527.7 million for the first six months of fiscal 2026 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2027 decrease in cash flows from operations and free cash flow resulted from a significantly lower contribution from working capital, as we utilized cash to build inventory, partially offset by higher net income compared with fiscal 2026.
Additional information regarding our financial performance during the second quarter of fiscal 2027 is included in the subsection below titled “Results of Operations.”
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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$656.1	$707.8
Purchases of property, plant, equipment, and intangibles	(163.6)	(180.1)
Free cash flow	$492.5	$527.7
RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting earnings for the second quarter and first six months of fiscal 2027 compared to the same fiscal 2026 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2026 to the revenues for the three and six months ended September 30, 2025:

	Three Months Ended September 30,
(dollars in millions)	2026	2025	Change	Percent Change
Total revenues	$1,588.6	$1,460.3	$128.3	8.8%

Revenues by type:
Service revenues	771.7	714.9	56.8	8.0%
Consumable revenues	496.3	452.0	44.3	9.8%
Capital equipment revenues	320.6	293.5	27.1	9.2%

Revenues by geography:
Ireland revenues	26.0	27.3	(1.3)	(4.7)%
United States revenues	1,174.4	1,075.2	99.1	9.2%
Other foreign revenues	388.2	357.8	30.4	8.5%
Revenues increased 8.8% to $1,588.6 million for the three months ended September 30, 2026, as compared to $1,460.3 million for the same period in the prior year. The increase reflects the benefits of higher volume in the Healthcare and Life Sciences segments, and higher pricing across all three segments.
Service revenues increased 8.0% for the three months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in all three segments. Consumable revenues increased by 9.8% for the three months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 9.2% for the three months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in the Life Sciences and Healthcare segments.
Ireland revenues decreased 4.7% to $26.0 million for the three months ended September 30, 2026, as compared to $27.3 million for the same period in the prior year, reflecting a decline in capital equipment and consumable revenues, partially offset by growth in service revenues.
United States revenues increased 9.2% to $1,174.4 million for the three months ended September 30, 2026, as compared to $1,075.2 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 8.5% to $388.2 million for the three months ended September 30, 2026, as compared to $357.8 million for the same period in the prior year, reflecting growth in Europe, Middle East & Africa ("EMEA"), Latin America, Asia Pacific and Canada.

	Six Months Ended September 30,
(dollars in millions)	2026	2025	Change	Percent Change
Total revenues	$3,081.3	$2,851.4	$229.9	8.1%

Revenues by type:
Service revenues	1,527.3	1,415.4	111.8	7.9%
Consumable revenues	970.3	886.9	83.4	9.4%
Capital equipment revenues	583.7	549.0	34.7	6.3%

Revenues by geography:
Ireland revenues	55.0	49.8	5.2	10.4%
United States revenues	2,264.9	2,100.9	164.1	7.8%
Other foreign revenues	761.4	700.7	60.7	8.7%
Revenues increased 8.1% to $3,081.3 million for the six months ended September 30, 2026, as compared to $2,851.4 million for the same period in the prior year. The increase reflects the benefits of higher volume in the Healthcare and Life Sciences segments, and higher pricing across all three segments.

Service revenues increased 7.9% for the six months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in all three segments. Consumable revenues increased by 9.4% for the six months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in the Healthcare and Life Sciences segments. Capital equipment revenues increased 6.3% for the six months ended September 30, 2026, as compared to the same period in the prior year, reflecting growth in the Life Sciences and Healthcare segments.
Ireland revenues increased 10.4% to $55.0 million for the six months ended September 30, 2026, as compared to $49.8 million for the same period in the prior year, reflecting growth in service, capital equipment, and consumable revenues.
United States revenues increased 7.8% to $2,264.9 million for the six months ended September 30, 2026, as compared to $2,100.9 million for the same period in the prior year, reflecting growth in service, consumable, and capital equipment revenues.
Revenues from other foreign locations increased 8.7% to $761.4 million for the six months ended September 30, 2026, as compared to $700.7 million for the same period in the prior year. The increase reflects growth within EMEA, Asia Pacific, Latin America and Canada.
Gross Profit. Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. The following tables compare our gross profit for the three and six months ended September 30, 2026 to the three and six months ended September 30, 2025:

	Three Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Gross profit:
Product	$406.9	$354.6	$52.2	14.7%
Service	304.0	291.3	12.7	4.4%
Total gross profit	$710.8	$645.9	$65.0	10.1%
Gross profit percentage:
Product	49.8%	47.6%
Service	39.4%	40.7%
Total gross profit percentage	44.7%	44.2%
Gross profit percentage for the second quarter of fiscal 2027 was 44.7% compared to the gross profit percentage for the second quarter of fiscal 2026 of 44.2%. Favorable impacts from pricing (130 basis points), tariff refunds (130 basis points) and mix (10 basis points), were partially offset by unfavorable impacts from material costs (90 basis points), restructuring costs (50 basis points), adjustments and other charges (40 basis points), labor and overhead costs (20 basis points), energy (10 basis points) and acquisitions (10 basis points).

	Six Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Gross profit:
Product	$775.7	$685.4	$90.3	13.2%
Service	619.3	588.4	30.9	5.3%
Total gross profit	$1,395.0	$1,273.9	$121.1	9.5%
Gross profit percentage:
Product	49.9%	47.7%
Service	40.6%	41.6%
Total gross profit percentage	45.3%	44.7%

Gross profit percentage for the first six months of fiscal 2027 was 45.3% compared to gross profit percentage for the first six months of fiscal 2026 of 44.7%. Favorable impacts from pricing (110 basis points), tariff refunds (80 basis points), productivity (20 basis points), and mix (20 basis points), were partially offset by unfavorable impacts from material costs (50 basis points), adjustments and other charges (40 basis points), labor and overhead costs (40 basis points), restructuring costs (30 basis points) and acquisitions (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2026 to the three and six months ended September 30, 2025:

	Three Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Operating expenses:
Selling, general, and administrative	$366.0	$349.7	$16.2	4.6%
Research and development	31.5	28.2	3.3	11.7%
Restructuring expenses	19.1	2.2	17.0	nm
Total operating expenses	$416.6	$380.1	$36.5	9.6%

	Six Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Operating expenses:
Selling, general, and administrative	$735.7	$703.6	$32.1	4.6%
Research and development	60.2	54.6	5.6	10.2%
Restructuring expenses	19.1	3.9	15.2	nm
Total operating expenses	$814.9	$762.1	$52.8	6.9%
nm - not meaningful
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment expenses, facility costs, and other general and administrative expenses. SG&A increased 4.6% in the three and six month periods ended September 30, 2026, compared to the same prior year periods. The increase in SG&A during the three months ended September 30, 2026, compared to the same prior year period, is primarily attributable to increased professional fees and dealer commissions, partially offset by lower compensation and benefit costs (primarily lower incentive compensation) and depreciation and amortization expenses. The increase in SG&A during the six months ended September 30, 2026, compared to the same prior year period, is primarily attributable to increased compensation and benefit costs (partially offset by lower incentive compensation), professional fees, and dealer commissions, which were partially offset by favorable foreign currency movements and lower depreciation and amortization expenses.
Research and Development. Research and development expenses increased 11.7% and 10.2% in the three and six month periods ended September 30, 2026, respectively, compared to the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize improving innovation governance processes and leveraging technology to accelerate development initiatives to launch critical capital and consumable products. During fiscal 2027, our investments in research and development have continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. The Company has undertaken various restructuring actions to enhance profitability, improve operating efficiencies and optimize our manufacturing and distribution network. Restructuring charges and related liability activity associated with these plans are presented in the tables below. Restructuring charges are excluded from segment operating income. For more information regarding our business segments, refer to Note 10, titled "Business Segment Information."

On August 5, 2026, the Company announced a targeted restructuring plan (the "Fiscal 2027 Manufacturing Restructuring Plan") to consolidate manufacturing and distribution for formulated chemistries to a new Center of Excellence in North Carolina. The investment is expected to accelerate innovation, expand capacity and optimize our U.S. chemistries manufacturing and distribution network. The Fiscal 2027 Manufacturing Restructuring Plan includes the anticipated closure of chemistry manufacturing and distribution facilities in St. Louis, Missouri and Plymouth, Minnesota. The Company currently expects to incur total pre-tax restructuring charges of approximately $55 million to $70 million, consisting of approximately $40 million to $50 million of cash expenditures and approximately $15 million to $20 million of non-cash charges. These charges primarily relate to our Healthcare and Life Sciences segments. Cash expenditures are expected to primarily consist of employee retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges primarily relate to accelerated depreciation. These charges are expected to be incurred over time, with completion anticipated to occur during fiscal 2030. Total restructuring expense of $1.0 million has been recorded relating to this restructuring plan.
Also during the second quarter of fiscal 2027, the Company approved an additional targeted restructuring plan (the "Fiscal 2027 Portfolio and Organizational Optimization Plan"). This plan includes targeted facility realignment, product rationalization and organizational realignment. The Company anticipates total charges of approximately $45 million associated with the plan, including approximately $10 million in cash expenditures and $35 million in non-cash charges. Cash expenditures will primarily consist of employee retention, severance and benefits, and also include transition, facility exit and other related costs. Non-cash charges primarily relate to asset impairment, and also include product rationalization and accelerated depreciation. These charges primarily relate to our Healthcare segment. The Fiscal 2027 Portfolio and Organizational Optimization Plan is anticipated to be substantially complete by the end of fiscal 2028. Total restructuring expense of $25.0 million has been recorded relating to this restructuring plan, of which $6.3 million has been recorded in Cost of revenues.
In May 2024, we adopted and announced a targeted restructuring plan (the "Fiscal 2025 Plan"). The Fiscal 2025 Plan includes a strategic shift in our approach to the Healthcare surgical business in Europe, as well as other actions including the impairment of an internally developed X-ray accelerator, product rationalizations and facility consolidations. Approximately 300 positions have been eliminated. These restructuring actions were designed to enhance profitability and improve efficiency. As of March 31, 2026, the execution of the Fiscal 2025 Plan was substantially complete. Total restructuring expense of $109.5 million has been recorded relating to the Fiscal 2025 Plan since inception, of which $33.9 million has been recorded in Cost of revenues.
The following table summarizes our total pre-tax restructuring expenses recorded during the three and six months ended September 30, 2026 and 2025 related to our restructuring plans:

(in millions)	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring plans	2026	2025	2026	2025
Severance and other compensation related costs	$4.8	$1.6	$4.8	$3.3
Lease and other contract termination and other costs	—	0.2	—	0.2
Product rationalization charges (credits)(1)	6.3	(1.0)	6.3	(1.0)
Accelerated depreciation and amortization	0.1	0.3	0.1	0.4
Asset impairment charges	14.2	—	14.2	—
Restructuring charges, net	$25.5	$1.2	$25.5	$2.9
(1) Recorded in cost of revenues.
Fiscal 2027 restructuring charges primarily relate to the Fiscal 2027 Portfolio and Organizational Optimization Plan, while Fiscal 2026 restructuring charges related to the Fiscal 2025 Plan.
Liabilities related to restructuring activities are recorded as current liabilities in the accompanying Consolidated Balance Sheets within "Accrued payroll and other related liabilities" and "Accrued expenses and other." The following table summarizes our restructuring liability balances:

(in millions)	Restructuring plans
Balance at March 31, 2026	$7.1
Fiscal 2027 charges, net	4.8
Fiscal 2027 payments	(2.9)
Balance at September 30, 2026	$8.9

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, losses (gains) related to disposal activities, and other expense (income) related to our equity investments, including our equity earnings and amortization of basis differences arising from our investments. The following tables compare our net non-operating expenses, net for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(dollars in millions)	2026	2025	Change
Non-operating expenses, net:
Interest expense	$11.2	$14.9	$(3.7)
Interest and miscellaneous income	(3.6)	(2.4)	(1.3)
Other (income) expense, net	(1.3)	0.2	(1.5)
Non-operating expenses, net	$6.2	$12.7	$(6.5)

	Six Months Ended September 30,
(dollars in millions)	2026	2025	Change
Non-operating expenses, net:
Interest expense	$26.9	$30.7	$(3.8)
Interest and miscellaneous income	(6.8)	(4.1)	(2.6)
Other (income) expense, net	(1.6)	0.3	(1.9)
Non-operating expenses, net	$18.5	$26.8	$(8.3)

Interest expense decreased $3.7 million and $3.8 million during the second quarter and first six months of fiscal 2027, respectively, as compared to the prior year periods, primarily due to increased capitalized interest on capital projects.
Interest and miscellaneous income increased $1.3 million and $2.6 million during the second quarter and first six months of fiscal 2027, when compared to the same prior year periods, due in part to tariff refunds.
Other income, net increased $1.5 million and $1.9 million during the second quarter and first six months of fiscal 2027, when compared to the same prior year periods.
Income Taxes. The following tables compare our tax expense and effective income tax rates for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Income tax expense	$73.9	$60.6	$13.3	21.9%
Effective income tax rate	25.7%	23.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in millions)	2026	2025
Income tax expense	$146.4	$114.5	$31.9	27.9%
Effective income tax rate	26.1%	23.6%
The effective income tax rates for the three month periods ended September 30, 2026 and 2025 were 25.7% and 23.9%, respectively. The effective income tax rates for the six month periods ended September 30, 2026 and 2025 were 26.1% and 23.6%, respectively. The fiscal 2027 effective tax rates increased when compared to fiscal 2026, primarily due to unfavorable changes in discrete items.
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
For the three and six months ended September 30, 2026 and 2025, revenues from a single Customer did not represent ten percent or more of the Healthcare, AST or Life Sciences segment revenues.
Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
The following tables compare business segment revenues as well as impacts from acquisitions, divestitures, and foreign currency movements for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2026	2025	2026	2025	2026	2026	2026	2026
Segment revenues:
Healthcare	$1,122.4	$1,033.8	$11.3	$—	$0.6	8.6%	7.5%	7.4%
AST	295.6	281.5	—	—	(1.0)	5.0%	5.0%	5.3%
Life Sciences	170.6	145.0	—	—	(0.7)	17.7%	17.7%	18.1%
Total	$1,588.6	$1,460.3	$11.3	$—	$(1.1)	8.8%	8.0%	8.1%

	Six Months Ended September 30, (unaudited)
	As reported, U.S. GAAP		Impact of Acquisitions	Impact of Divestitures	Impact of Foreign Currency Movements	U.S. GAAP Growth	Organic Growth	Constant Currency Organic Growth
(dollars in millions)	2026	2025	2026	2025	2026	2026	2026	2026
Segment revenues:
Healthcare	$2,170.8	$2,008.5	$18.1	$—	$4.8	8.1%	7.2%	6.9%
AST	593.2	562.7	—	—	2.2	5.4%	5.4%	5.0%
Life Sciences	317.4	280.2	—	—	0.3	13.3%	13.3%	13.2%
Total	$3,081.3	$2,851.4	$18.1	$—	$7.3	8.1%	7.4%	7.2%
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
Healthcare revenues increased 8.6% to $1,122.4 million for the three months ended September 30, 2026, as compared to $1,033.8 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 10.1%, 10.0% and 4.1%, respectively. The constant currency organic growth of 7.4% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage. Healthcare revenues increased 8.1% to $2,170.8 million for the six months ended September 30, 2026, as compared to $2,008.5 million for the same prior year period. This increase reflects growth in service, consumable, and capital equipment revenues of 9.9%, 9.6% and 2.8%, respectively. The constant currency organic growth of 6.9% is primarily due to increased volume, impacting revenues by a mid-single digit percentage, as well as increased pricing, impacting revenues by a low-single digit percentage.

The Healthcare segment's backlog at September 30, 2026 was $455.5 million. The Healthcare segment's backlog at September 30, 2025 was $427.5 million. The increase is primarily due to the timing of orders and shipments, as well as the impact of an acquisition.
AST revenues increased 5.0% to $295.6 million for the three months ended September 30, 2026, as compared to $281.5 million for the same prior year period. The constant currency organic growth of 5.3% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage. AST revenues increased 5.4% to $593.2 million for the six months ended September 30, 2026, as compared to $562.7 million for the same prior year period. The constant currency organic growth of 5.0% is primarily due to increased pricing, impacting revenues by a mid-single digit percentage.
Life Sciences revenues increased 17.7% to $170.6 million for the three months ended September 30, 2026, as compared to $145.0 million for the same prior year period. This increase reflects growth in capital equipment, consumable, and service revenues of 53.0%, 8.8% and 5.2%, respectively. The constant currency organic growth of 18.1% is primarily due to increased volume, as well as increased pricing, impacting revenues by a low-single digit percentage. Life Sciences revenues increased 13.3% to $317.4 million for the six months ended September 30, 2026, as compared to $280.2 million for the same prior year period. This increase reflects growth in capital equipment, consumable, and service revenues of 36.9%, 8.5% and 3.8%, respectively. The constant currency organic growth of 13.2% is primarily due to increased volume, as well as increased pricing, impacting revenues by a low-single digit percentage.
The Life Sciences backlog at September 30, 2026 was $93.4 million. The Life Sciences backlog at September 30, 2025 was $113.7 million. The decrease is primarily due to strong capital order shipments.
The following table compares business segment and Corporate operating income for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from operations before adjustments:
Healthcare	$269.2	$259.5	$529.4	$495.0
AST	132.1	127.6	275.1	264.4
Life Sciences	75.8	59.9	137.5	118.6
Corporate (1)	(86.7)	(109.9)	(196.8)	(224.0)
Total income from operations before adjustments	$390.5	$337.1	$745.2	$653.9
Less: Adjustments
Amortization of acquired intangible assets (2)	$65.0	$67.2	$130.3	$134.3
Acquisition and integration related charges (3)	4.0	1.3	5.5	1.8
Tax restructuring costs (4)	0.4	0.3	0.7	0.5
Amortization of inventory and property "step up" to fair value (2)	1.4	1.3	3.2	2.7
Restructuring charges (5)	25.5	1.2	25.5	2.9
Total income from operations	$294.3	$265.8	$580.1	$511.8
(1) Corporate costs include corporate and administrative functions, public company costs, legacy post-retirement benefits, certain services and facilities related to distribution and research and development that are shared by multiple segments, and the benefit of refunds received on tariffs previously paid under the International Emergency Economic Powers Act ("IEEPA").
(2) For more information regarding our recent acquisitions, refer to Note 3 titled, "Business Acquisitions."
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) Costs incurred in tax restructuring.
(5) For more information regarding our restructuring efforts, refer to Note 2 titled, "Restructuring."

The Healthcare segment’s operating income increased 3.8% to $269.2 million for the three months ended September 30, 2026, as compared to $259.5 million in the same prior year period. The segment's operating margins were 24.0% and 25.1% for the second quarter of fiscal 2027 and 2026, respectively. The Healthcare segment’s operating income increased 7.0% to $529.4 million for the six months ended September 30, 2026, as compared to $495.0 million in the same prior year period. The segment's operating margins were 24.4% and 24.6% for the first six months of fiscal 2027 and 2026, respectively. The increase in operating income for the three month period ended September 30, 2026 is primarily due to the benefits of higher volume and pricing, which were partially offset by higher inflation, increased operational investments, and lower productivity. The increase in operating income for the six month period ended September 30, 2026 is primarily due to the benefits of higher volume, pricing and productivity, which were partially offset by higher inflation and increased operational investments. The decrease in operating margins for the three month period ended September 30, 2026 is primarily due to higher inflation, increased operational investments and lower productivity, which were partially offset by increased pricing and volume. The decrease in operating margins for the six month period ended September 30, 2026 is primarily due to higher inflation and increased operational investments, which were partially offset by increased pricing and volume.
The AST segment's operating income increased 3.5% to $132.1 million for the three months ended September 30, 2026, as compared to $127.6 million during the same prior year period. The segment's operating margins were 44.7% and 45.3% for the second quarters of fiscal 2027 and 2026, respectively. The AST segment's operating income increased 4.0% to $275.1 million for the six months ended September 30, 2026, as compared to $264.4 million during the same prior year period. The segment's operating margins were 46.4% and 47.0% for the first six months of fiscal 2027 and 2026, respectively. The increase in operating income for the three and six month periods ended September 30, 2026 was primarily due to increased pricing, which was partially offset by increased depreciation expenses, decreased productivity, and increased labor costs. The decrease in operating margin for the three and six month periods ended September 30, 2026 was primarily due to increased depreciation expenses, decreased productivity, and increased labor costs, which were partially offset by increased pricing.
The Life Sciences segment’s operating income increased 26.6% to $75.8 million for the three months ended September 30, 2026, as compared to $59.9 million for the same prior year period. The segment's operating margins were 44.4% and 41.3% for the second quarter of fiscal 2027 and 2026, respectively. The Life Sciences segment’s operating income increased 16.0% to $137.5 million for the six months ended September 30, 2026, as compared to $118.6 million for the same prior year period. The segment's operating margins were 43.3% and 42.3% for the first six months of fiscal 2027 and 2026, respectively. The increases in segment operating income and margin for the three and six month periods ended September 30, 2026 were primarily due to increased volume, productivity, pricing and mix, which were partially offset by higher inflation.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$656.1	$707.8
Net cash used in investing activities	(184.6)	(196.8)
Net cash used in financing activities	(377.0)	(372.3)
Free cash flow	$492.5	$527.7
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $656.1 million for the first six months of fiscal 2027 and $707.8 million for the first six months of fiscal 2026. The fiscal 2027 decrease in cash flows from operations resulted from a significantly lower contribution from working capital, partially offset by higher net income when compared to the prior year.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $184.6 million for the first six months of fiscal 2027 and $196.8 million for the first six months of fiscal 2026. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2027 and fiscal 2026:
•Purchases of property, plant, equipment, and intangibles – Capital expenditures totaled $163.6 million for the first six months of fiscal 2027 and $180.1 million during the same prior year period. The fiscal 2027 decrease is due to the timing of capital spending.
•Purchases of investments – During the first six months of fiscal 2027 and 2026, we used $5.0 million and $1.8 million, respectively, to purchase investments.

•Acquisition of businesses, net of cash acquired – During the first six months of fiscal 2027 and 2026, we used $16.0 million and $15.0 million, respectively, to acquire businesses. For more information, refer to Note 3 to our consolidated financial statements titled, "Business Acquisitions."
Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $377.0 million for the first six months of fiscal 2027 compared to net cash used in financing activities of $372.3 million for the first six months of fiscal 2026. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2027 and fiscal 2026:
•Payments on Private Placement Senior Notes – During the first six months of fiscal 2026 we repaid $125.0 million of senior notes issued in private placements under the note purchase agreements entered into by Corporation and Limited in 2012, 2015 and 2017 (as amended by the amendments dated March 19, 2021) ("Private Placement Senior Notes"). For more information on our Private Placement Senior Notes, refer to Note 6 to our consolidated financial statements titled, "Debt" and to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
•Payments under credit facilities, net – Net payments under credit facilities totaled $37.8 million for the first six months of fiscal 2027 compared to net payments under credit facilities of $34.8 million for the first six months of fiscal 2026.
•Acquisition related deferred or contingent consideration – During the first six months of fiscal 2027 and 2026, we paid $0.2 million in deferred and contingent consideration in each period.
•Repurchases of ordinary shares – During the first six months of fiscal 2027 and 2026, we obtained 0.1 million and 0.1 million, respectively, of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $15.9 million and $11.1 million, respectively. During the first six months of fiscal 2027 and 2026, we purchased 0.9 million and 0.4 million ordinary shares, respectively, for the aggregate amount of $200.0 million and $100.0 million, respectively, through our share repurchase program. For more information on our share repurchases, refer to Note 12 to our consolidated financial statements titled, "Repurchases of Ordinary Shares" and to our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
•Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2027, we paid total cash dividends of $128.4 million, or $1.32 per ordinary share. During the first six months of fiscal 2026, we paid total cash dividends of $118.1 million, or $1.20 per ordinary share.
•Transactions with noncontrolling interest holders – During the first six months of fiscal 2027, we paid $0.5 million in distributions to noncontrolling interest holders.
•Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2027 and fiscal 2026, we received cash proceeds totaling $5.8 million and $16.9 million, respectively, under these programs.
Cash Flow Measures. The net cash provided by our operating activities was $656.1 million for the first six months of fiscal 2027 and $707.8 million for the first six months of fiscal 2026. Free cash flow was $492.5 million in the first six months of fiscal 2027 compared to $527.7 million in the first six months of fiscal 2026 (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2027 decrease in cash flows from operations and free cash flow resulted from a significantly lower contribution from working capital, partially offset by higher net income compared with fiscal 2026.
MATERIAL FUTURE CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS.
Except as otherwise described herein, information related to our material future cash obligations and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026. In connection with the open restructuring plans, we expect to incur approximately $50 million to $60 million of cash expenditures, which are expected to be incurred over time and be substantially completed by fiscal 2030. Our commercial commitments were approximately $160.3 million at September 30, 2026, reflecting a net decrease of $1.0 million in surety bonds and other commercial commitments from March 31, 2026. We had no outstanding borrowings under our Revolving Credit Facility as of September 30, 2026. We had $5.3 million of letters of credit outstanding under the Revolving Credit Agreement at September 30, 2026.
Upon entry into the New Revolving Credit Agreement, there was approximately $1.6 billion of availability under the New Revolving Credit Facility, net of outstanding letters of credit.
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
We expect to fund the purchase price of the Xodus Medical Acquisition with a combination of approximately $2.0 billion of new debt, including approximately $500.0 million of borrowings under the Delayed Draw Term Loan, and cash on hand. We have $1.5 billion of committed bridge financing and anticipate replacing such commitments with permanent financing prior to the closing of the Xodus Medical Acquisition. In addition, the Purchase Agreement provides for potential earnout consideration of up to $150 million based upon the achievement of specified post-closing performance targets in calendar 2028.
Further, as previously announced in connection with the Fiscal 2027 Manufacturing Restructuring Plan, we expect to invest approximately $600 million to build a new Center of Excellence facility in North Carolina.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
Parent and its wholly-owned subsidiaries, Limited and Corporation (collectively with Limited "Guarantors" and each a "Guarantor"), each have provided guarantees of the obligations of FinCo, a wholly-owned subsidiary issuer, under senior public notes issued by FinCo on April 1, 2021 (the "Senior Public Notes") and of certain other obligations relating to the Senior Public Notes. The Senior Public Notes are guaranteed, jointly and severally, on a senior unsecured basis. The Senior Public Notes and the related guarantees are senior unsecured obligations of FinCo and the Guarantors, respectively, and are equal in priority with all other unsecured and unsubordinated indebtedness of FinCo and the Guarantors, respectively, from time to time outstanding, including, as applicable, under the Private Placement Senior Notes and borrowings under the Delayed Draw Term Loan and New Revolving Credit Agreement.
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
•Subsidiary Issuer – STERIS Irish FinCo Unlimited Company
•Subsidiary Guarantor – STERIS Limited
•Subsidiary Guarantor – STERIS Corporation
The guarantee of a Guarantor will be automatically and unconditionally released and discharged:
•in the case of a subsidiary Guarantor, upon the sale, transfer or other disposition (including by way of consolidation or merger) of such subsidiary Guarantor, other than to the Parent or a subsidiary of the Parent and as permitted by the applicable indenture (the "Indenture");
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

The following tables present summarized results of operations for the six months ended September 30, 2026 and summarized balance sheet information at September 30, 2026 and March 31, 2026 for the obligor group of the Senior Public Notes. The obligor group consists of Parent, FinCo, and the other Guarantors. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. Transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

Summarized Results of Operations
(in millions)	Six Months Ended
September 30, 2026
Revenues	$1,711.3
Gross profit	946.0
Operating costs arising from transactions with non-issuers and non-guarantors, net	329.3
Income from operations	476.9
Non-operating income arising from transactions with subsidiaries that are non-issuers and non-guarantors, net	722.8
Net income	$790.1

Summarized Balance Sheet Information
(in millions)
	September 30, 2026	March 31, 2026
Receivables due from non-issuers and non-guarantor subsidiaries	$22,462.2	$21,513.5
Other current assets	1,034.5	1,039.2
Total current assets	$23,496.7	$22,552.7

Non-current receivables due from non-issuers and non-guarantor subsidiaries	$1,280.3	$1,280.3
Goodwill	298.9	298.0
Other non-current assets	641.3	639.9
Total non-current assets	$2,220.5	$2,218.1

Payables due to non-issuers and non-guarantor subsidiaries	$27,277.9	$25,938.3
Other current liabilities	549.5	510.0
Total current liabilities	$27,827.3	$26,448.3

Non-current payables due to non-issuers and non-guarantor subsidiaries	$285.9	$285.9
Other non-current liabilities	1,654.3	1,820.7
Total non-current liabilities	$1,940.2	$2,106.6
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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 8 of our consolidated financial statements titled, "Income Taxes."
Forward-Looking Statements
This quarterly report may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date the statement is made and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “orders,” “backlog,” “comfortable,” “trend,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, those identified in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on May 29, 2026, and other periodic reports filed by us. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: (a) the impact on STERIS and its operations of any legislation, regulations or orders, including but not limited to any new trade, regulations or orders, that may be implemented by the U.S. administration or Congress, or of any responses thereto by non-U.S. governments; (b) operating costs, pressure on pricing (including, without limitation, as a result of inflation), Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected and leading to erosion of profit margins; (c) the potential of international unrest, military conflicts, economic downturns, currency fluctuations and cybersecurity events and any resulting effects on STERIS’s anticipated growth, performance or other results; (d) changes in healthcare policy or government or other third-party payor reimbursement levels; (e) the possibility that compliance with laws, court rulings, certifications, regulations, or other regulatory actions, or the outcome of any pending or threatened litigation may delay, limit or prevent new product or service introductions, impact production, supply and/or marketing of existing products or services, result in uncovered costs, or otherwise affect STERIS’s performance, results, prospects or value; (f) changes in tax laws or interpretations or the adoption of certain income tax treaties in jurisdictions where we operate that could increase our consolidated tax liabilities, including changes in tax laws that would result in STERIS being treated as a U.S. resident for U.S. federal tax purposes, or the impact of tariffs and/or other trade barriers as a result of STERIS’s corporate structure; (g) the impacts of increasing consolidation and competition within our industry, which may exert pressure on our pricing strategy, manufacturing strategy or lead to decreasing demand for our products and services; (h) the effects on our operations resulting from labor-related issues, such as strikes, unsuccessful union negotiations and other workforce disruptions or from our inability to recruit or retain management and other personnel; (i) the level of STERIS’s indebtedness limiting financial flexibility or increasing future borrowing costs; (j) the effects of changes in credit availability and pricing, as well as the ability of STERIS and STERIS’s Customers and suppliers to adequately access the credit markets, on favorable terms or at all, when needed; (k) the possibility that anticipated financial results, anticipated revenues, productivity improvements, cost savings, growth synergies, and other anticipated benefits of acquisitions, restructuring efforts, and divestitures will not be realized or will be less than anticipated due to unknown or inestimable liabilities, impairments, or increases in expected integration costs or difficulties in connection with the integration of acquired businesses; (l) the possibility that expectations about the benefits, charges and cash expenditures from the new Center of Excellence in North Carolina and the related facility consolidation plan may not be accurate or realized on anticipated timelines, or at all; (m) the risk that regulatory approvals that are required to complete the Xodus Medical Acquisition may not be received, may take longer than expected or may impose adverse conditions and STERIS’s ability to complete the Xodus Medical Acquisition on the expected timeline, or at all; and (n) the risk that the cost savings, tax benefits and other synergies expected from the Xodus Medical Acquisition may not be realized or may take longer to realize than expected, including that the Xodus Medical Acquisition may not be accretive or produce the expected cash tax benefits within the expected timeframe or to the extent anticipated.
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
Fluctuations in currency rates could affect our revenues, Cost of revenues and income from operations and could result in currency exchange gains and losses. During the second quarter of fiscal 2027, we held forward foreign currency contracts to hedge a portion of our expected non-U.S. dollar-denominated earnings against our reporting currency, the U.S. dollar. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.
We also enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At September 30, 2026, we held net foreign currency forward contracts to sell 29.3 million euros, 7.0 million Australian dollars, and 7.0 million New Zealand dollars, and to buy 125.0 million Mexican pesos and 7.0 million British pounds.
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. The costs of these materials can rise suddenly and result in significantly higher costs of production. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our Cost of revenues. At September 30, 2026, we held commodity swap contracts to buy 0.3 million pounds of nickel.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 9 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on May 29, 2026.
ITEM 1A.    RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on May 29, 2026. There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, except with regard to the risk factors set forth below related to the Xodus Medical Acquisition.
The Purchase Agreement may be terminated in accordance with its terms and the Xodus Medical Acquisition may not be completed.
The Xodus Medical Acquisition is subject to a number of conditions, including, among others: the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of any required approvals under other applicable antitrust laws; the absence of governmental orders or laws prohibiting closing; the accuracy of each party’s representations and warranties (subject to specified materiality and material adverse effect standards); and each party’s performance of its obligations in all material respects. These conditions may not be fulfilled in a timely manner or at all, and governmental authorities may condition their approval on divestitures or other remedies, any of which could delay or prevent the closing, increase costs or reduce the anticipated benefits of the Xodus Medical Acquisition.
Either STERIS or the sellers may terminate the Purchase Agreement if the Xodus Medical Acquisition has not been completed by July 12, 2027 (automatically extended to January 11, 2028 if required regulatory approvals remain outstanding) and in certain other circumstances. If the Xodus Medical Acquisition is not completed for any reason, STERIS will have incurred significant transaction-related costs and devoted substantial management time and resources, without realizing any of the anticipated benefits, which could materially and adversely affect STERIS’s business, financial condition, results of operations and the market price of its ordinary shares.
Uncertainty about the Xodus Medical Acquisition may adversely affect the businesses of STERIS and Xodus Medical while the Xodus Medical Acquisition is pending.
Uncertainty about the effect of the Xodus Medical Acquisition may cause key employees to leave and Customers, suppliers and other business partners to delay decisions or seek to change or terminate their relationships with STERIS or Xodus Medical. In addition, the Purchase Agreement restricts Xodus Medical from taking certain actions without STERIS’s consent before the closing, which may prevent Xodus Medical from pursuing business opportunities. STERIS and Xodus Medical may also become subject to litigation or regulatory inquiries relating to the Xodus Medical Acquisition, which could result in additional costs, delay the closing or divert management’s attention.
STERIS expects to incur substantial additional indebtedness to finance the Xodus Medical Acquisition, which could adversely affect its business and financial condition.
As of September 30, 2026, STERIS had approximately $1.9 billion of indebtedness outstanding, and it expects to incur approximately $2.0 billion of additional indebtedness to finance the Xodus Medical Acquisition. This additional indebtedness will heighten the risks described under “Our debt level or access to credit markets may limit our financial and business flexibility” in STERIS’s Annual Report on Form 10-K. The terms of any permanent financing will depend on market conditions at the time and may be less favorable than anticipated, and the agreements governing it are expected to contain covenants that may restrict STERIS’s operations. If STERIS is unable to obtain permanent financing on acceptable terms, it may be required to draw on the bridge facility, which would likely carry higher costs and shorter maturities. Furthermore, STERIS’s ability to service this indebtedness will depend in part on Xodus Medical achieving its anticipated results and Xodus Medical’s actual results may differ materially from expectations.

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
During the first six months of fiscal 2027, we repurchased 0.9 million of our ordinary shares for the aggregate purchase amount of $200.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the New Repurchase Program. During the first six months of fiscal 2026, we repurchased 0.4 million of our ordinary shares for the aggregate amount of $100.0 million (exclusive of fees, commissions, and other charges) pursuant to authorizations, under the Outgoing Repurchase Program.
During the first six months of fiscal 2027, we obtained 0.1 million of our ordinary shares in the aggregate purchase amount of $15.9 million in connection with share-based compensation award programs. During the first six months of fiscal 2026, we obtained 0.1 million of our ordinary shares in the aggregate amount of $11.1 million in connection with share-based compensation award programs.
As of September 30, 2026, there was $800.0 million aggregate purchase amount (exclusive of fees, commissions, and other charges) of remaining availability under the New Repurchase Program.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2027 under our ordinary share repurchase program:

(in millions, except per share data)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$900.0
August 1-31	0.4		235.46		0.4	805.8
September 1-30	—		230.21		—	800.0
Total	0.4	(1)	$235.14	(1)	0.4	$800.0
(1) Does not include five shares purchased during the quarter at an average price of $216.76 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K, except as follows:
On August 13, 2026, Daniel A. Carestio, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s ordinary shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (such plan, a “Rule 10b5-1 Trading Plan”). Mr. Carestio’s Rule 10b5-1 Trading Plan, which expires July 14, 2028, provides for the sale of up to 31,980 ordinary shares pursuant to the terms of such plan. Certain of the subject shares are currently unvested awards. The actual number of ordinary shares available to be sold under the Rule 10b5-1 Trading Plan related to unvested awards will be calculated at the time of vesting of such equity awards after withholding to satisfy tax obligations.
On September 4, 2026, Cary L. Majors, Senior Vice President and President, Healthcare of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. Majors’s Rule 10b5-1 Trading Plan, which expires September 7, 2027, provides for the sale of up to 5,231 ordinary shares and the exercise and sale of up to 24,712 stock options pursuant to the terms of such plan.

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
November 5, 2026